Form 10-Q
period 2018-09-30
Elanco Animal Health Inc
filed 2018-11-08
CIK 1739104

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
COMMISSION FILE NUMBER 001-38661
Elanco Animal Health Incorporated
(Exact name of Registrant as specified in its charter)

INDIANA	82-5497352
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2500 INNOVATION WAY, GREENFIELD, INDIANA 46140
(Address of principal executive offices)
Registrant’s telephone number, including area code (877) 352-6261
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of a “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The number of shares of common stock outstanding as of November 6, 2018 were 365,625,000

Elanco Animal Health Incorporated
Form 10-Q
For the Quarter Ended September 30, 2018

Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the federal securities laws. This quarterly report contains forward-looking statements, including, without limitation, statements concerning our industry and our operations, performance and financial condition, including in particular, statements relating to our business, growth strategies, product development efforts and future expenses.
          Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national, or global political, economic, business, competitive, market, and regulatory conditions, including but not limited to the following:

•	heightened competition, including from new innovation or generics;

•	the impact of disruptive innovations and advances in veterinary medical practices, animal health technologies and alternatives to animal-derived protein;

•	changes in regulatory restrictions on the use of antibiotics in food animals, as well as changing market demand regarding the use of antibiotics and productivity products;

•	our ability to implement our business strategies or achieve targeted cost efficiencies and gross margin improvements;

•	consolidation of our customers and distributors;

•	the success of our R&D, acquisition and licensing efforts;

•	unanticipated safety, quality or efficacy concerns associated with our products;

•	the impact of weather conditions and the availability of natural resources;

•	changes in U.S. foreign trade policy, imposition of tariffs or trade disputes;

•	the impact of global macroeconomic conditions; and

•
the effect on our business of the transactions involving the separation of our business from that of Eli Lilly & Co. (Lilly) and distribution of Lilly's interest in us to its shareholders, if consummated.

See "Risk Factors" in the final prospectus relating to our initial public offering filed on September 21, 2018 with the SEC for a further description of these and other factors. Although we have attempted to identify important risk factors, there may be other risk factors not presently known to us or that we presently believe are not material that could cause actual results and developments to differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report. If any of these risks materialize, or if any of the above assumptions underlying forward-looking statements prove incorrect, actual results and developments may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report. For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this quarterly report. Any forward-looking statement made by us in this quarterly report speaks only as of the date hereof. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or to revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such, and should be viewed as historical data.

PART I. Financial Information
Item 1. Financial Statements
Elanco Animal Health Incorporated
Unaudited Condensed Consolidated and Combined Statements of Operations
(Dollars and shares in millions, except per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$761.1	$697.1	$2,267.5	$2,134.7
Costs, expenses and other:
Cost of sales	369.8	376.2	1,161.3	1,088.9
Research and development	58.9	61.9	185.5	189.7
Marketing, selling and administrative	179.0	194.7	550.1	583.0
Amortization of intangible assets	48.7	51.6	147.3	161.0
Asset impairments, restructuring and other special charges (Note 6)	12.4	23.7	82.8	189.3
Other–net, (income) expense	13.5	(1.9)	24.2	—
	682.3	706.2	2,151.2	2,211.9
Income (loss) before income taxes	78.8	(9.1)	116.3	(77.2)
Income tax expense	18.6	11.6	46.2	72.0
Net income (loss)	$60.2	$(20.7)	$70.1	$(149.2)

Earnings (loss) per share:
Basic and diluted	$0.16	$(0.06)	$0.19	$(0.41)
Weighted average shares outstanding:
Basic and diluted	365.6	365.6	365.6	365.6
See notes to unaudited condensed consolidated and combined financial statements.

Elanco Animal Health Incorporated
Unaudited Condensed Consolidated and Combined Statements of Comprehensive Income (Loss)
(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$60.2	$(20.7)	$70.1	$(149.2)
Other comprehensive income (loss), net of tax	94.5	(4.0)	(9.8)	231.8
Comprehensive income (loss)	$154.7	$(24.7)	$60.3	$82.6
See notes to unaudited condensed consolidated and combined financial statements.

Elanco Animal Health Incorporated
Condensed Consolidated and Combined Balance Sheets
(Dollars in millions)

	September 30, 2018	December 31, 2017
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$300.0	$323.4
Accounts receivable, net of allowances of $8.8 (2018) and $9.8 (2017)	606.1	567.4
Other receivables	30.8	34.5
Inventories (Note 7)	1,008.7	1,062.3
Prepaid expenses and other	123.2	136.1
Restricted cash (Note 14)	634.9	—
Total current assets	2,703.7	2,123.7
Noncurrent Assets
Investments (Note 9)	14.9	12.3
Goodwill	2,968.8	2,969.2
Other intangibles, net	2,514.8	2,672.8
Other noncurrent assets	100.0	242.0
Property and equipment, net of accumulated depreciation $894.5 (2018) and $834.1 (2017)	909.3	920.3
Total assets	$9,211.5	$8,940.3
Liabilities and Equity
Current Liabilities
Accounts payable	$202.7	$203.8
Employee compensation	81.3	89.3
Sales rebates and discounts	147.9	165.5
Other current liabilities	178.6	184.5
Payable to Lilly (Note 14)	634.9	—
Total current liabilities	1,245.4	643.1
Noncurrent Liabilities
Long-term debt (Note 8)	2,478.5	—
Accrued retirement benefits	136.0	139.0
Deferred taxes	125.0	251.9
Other noncurrent liabilities	89.5	126.0
Total liabilities	4,074.4	1,160.0
Commitments and Contingencies (Note 11)
Equity
Net parent company investment	—	8,036.9
Common stock, no par value, 5,000,000,000 shares authorized 365,625,000 shares issued and outstanding as of September 30, 2018	—	—
Additional paid-in capital	5,347.4	—
Accumulated other comprehensive loss	(210.3)	(256.6)
Total equity	5,137.1	7,780.3
Total liabilities and equity	$9,211.5	$8,940.3
See notes to unaudited condensed consolidated and combined financial statements.

Elanco Animal Health Incorporated
Unaudited Condensed Consolidated and Combined Statements of Equity
(Dollars and shares in millions)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Additional Paid-in Capital	Net Parent Company Investment	Foreign Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Total	Total Equity
December 31, 2016	—	$—	$—	$7,474.3	$(437.3)	$(19.6)	$(456.9)	$7,017.4
Net loss	—	—	—	(149.2)	—	—	—	(149.2)
Other comprehensive income, net of tax	—	—	—	—	228.1	3.7	231.8	231.8
Transfers (to)/from Lilly, net	—	—	—	862.7	—	—	—	862.7
September 30, 2017	—	$—	$—	$8,187.8	$(209.2)	$(15.9)	$(225.1)	$7,962.7

December 31, 2017	—	$—	$—	$8,036.9	$(227.2)	$(29.4)	$(256.6)	$7,780.3
Adoption of Accounting Standards Update 2016-16	—	—	—	(0.3)	—	—	—	(0.3)
Net income	—	—	—	70.1	—	—	—	70.1
Other comprehensive income (loss), net of tax	—	—	—	—	(20.6)	10.8	(9.8)	(9.8)
Transfers (to)/from Lilly, net	—	—	—	(226.3)	—	—	—	(226.3)
Separation adjustments	—	—	—	2.2	56.1	—	56.1	58.3
Issuance of common stock	365.6	—	1,659.7	—	—	—	—	1,659.7
Consideration to Lilly in connection with the Separation	—	—	(4,194.9)	—	—	—	—	(4,194.9)
Reclassification of net parent company investment	—	—	7,882.6	(7,882.6)	—	—	—	—
September 30, 2018	365.6	$—	$5,347.4	$—	$(191.7)	$(18.6)	$(210.3)	$5,137.1
See notes to unaudited condensed consolidated and combined financial statements.

Elanco Animal Health Incorporated
Unaudited Condensed Consolidated and Combined of Cash Flows
(Dollars in millions)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$70.1	$(149.2)
Adjustments to Reconcile Net Income (Loss) to Cash Flows from Operating Activities:
Depreciation and amortization	222.3	231.3
Change in deferred income taxes	12.6	(7.0)
Stock-based compensation expense	20.2	18.7
Asset impairment charges	102.5	43.8
Gain on sale of assets	—	(16.0)
Other changes in operating assets and liabilities, net of acquisitions and divestitures	(83.4)	42.7
Other non-cash operating activities, net	3.5	2.8
Net Cash Provided by Operating Activities	347.8	167.1
Cash Flows from Investing Activities
Net purchases of property and equipment	(74.3)	(31.7)
Cash paid for acquisitions, net of cash acquired	—	(882.1)
Other investing activities, net	(4.6)	(15.3)
Net Cash Used for Investing Activities	(78.9)	(929.1)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt (Note 8)	2,477.7	—
Proceeds from issuance of common stock (Note 1)	1,659.7	—
Consideration paid to Lilly in connection with the Separation (Note 1)	(3,559.1)	—
Other financing activities, net	(3.7)	(0.5)
Other net transactions with Lilly	(247.4)	844.0
Net Cash Provided by Financing Activities	327.2	843.5
Effect of exchange rate changes on cash and cash equivalents	15.4	3.3
Net increase in cash, cash equivalents and restricted cash	611.5	84.8
Cash, cash equivalents and restricted cash at January 1	323.4	258.8
Cash, cash equivalents and restricted cash at September 30	$934.9	$343.6

	September 30,
	2018	2017
Cash and cash equivalents	$300.0	$343.6
Restricted cash (Note 14)	634.9	—
Cash, cash equivalents and restricted cash at September 30	$934.9	$343.6
See notes to unaudited condensed consolidated and combined financial statements.

Elanco Animal Health Incorporated
Notes to Condensed Consolidated and Combined Financial Statements
(Tables present dollars in millions, except per-share data)
Note 1. Nature of Business and Organization
Nature of Business
Elanco Animal Health Incorporated (Elanco Parent) and its subsidiaries (collectively, Elanco, the Company, we, us or our) was formed as a wholly-owned subsidiary of Eli Lilly and Company (Lilly). Elanco is a global animal health company that innovates, develops, manufactures and markets products for companion and food animals. We offer a diverse portfolio of more than 125 brands to veterinarians and food animal producers in more than 90 countries.
Organization
Elanco Parent was formed in 2018, as a wholly-owned subsidiary of Lilly, to serve as the ultimate parent company of substantially all of the animal health businesses of Lilly.
On September 24, 2018, Elanco Parent completed an initial public offering resulting in the issuance of 72.3 million shares of its common stock (including shares issued pursuant to the underwriters’ option to purchase additional shares), which represents 19.8% of the outstanding shares, at $24 per share (IPO) for a total net proceeds, after underwriting discounts and commissions, of $1.7 billion.  In connection with the completion of the IPO, through a series of equity and other transactions, Lilly transferred to Elanco Parent the animal health businesses that form its business going forward. In exchange Elanco Parent has paid, or will pay, to Lilly approximately $4.2 billion, which includes the net proceeds from the IPO, the net proceeds from the debt offering completed by Elanco Parent in August 2018 and the term loan facility entered into by Elanco Parent in September 2018 (see Note 8). As of September 30, 2018, Elanco Parent has paid Lilly $3.6 billion. These transactions are collectively referred to herein as the Separation.
Note 2. Basis of Presentation
We have prepared the accompanying unaudited condensed consolidated and combined financial statements in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States (GAAP). In our opinion, the financial statements reflect all adjustments (including those that are normal and recurring) that are necessary for a fair presentation of the results of operations for the periods shown. In preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.
Certain reclassifications have been made to prior periods in the unaudited condensed consolidated and combined financial statements and accompanying notes to conform with current presentation. In addition, during the period ended September 30, 2018, certain combined balance sheet amounts related to the prior year have been revised to correct the sales rebates and discounts liability, which did not correctly reflect an accrual for rebates related to product held in the wholesalers' pipeline.  In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality, and Accounting Standards Codification (ASC) 250, Presentation of Financial Statements, we assessed the materiality of this correction and concluded that the accrual for the rebate related to product held in the wholesalers' pipeline was not material to prior periods, and therefore, amendments of previously filed reports are not required.
As such, in accordance with ASC 250, we revised the previously reported combined balance sheet and combined statements of equity. The adjustment, which originates in periods prior to those presented, resulted in a  $10.5 million increase as of December 31, 2017 in the accrual for sales rebates and discounts of $155.0 million, total current liabilities of $632.6 million and total liabilities of $1,149.5 million. In addition, previously reported amounts at December 31, 2017 and December 31, 2016 of net parent company investment of $8,047.4 million and $7,484.8 million, respectively, and total equity of $7,790.8 million and $7,027.9 million, respectively, have been reduced by $10.5 million to reflect the correction above.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our combined financial statements and accompanying notes as of and for the three years ended December 31, 2017 included in our final prospectus relating to our IPO filed on September 21 2018 (IPO Prospectus) with the Securities and Exchange Commission (SEC).
For the periods after Separation, the financial statements are prepared on a consolidated basis. For periods prior to the Separation, our financial statements are combined, have been prepared on a standalone basis, and are derived from Lilly's consolidated financial statements and accounting records. The unaudited condensed combined financial statements reflect the financial position, results of operations and cash flows related to the animal health businesses that were transferred to Elanco Parent and are prepared in conformity with GAAP.
The unaudited condensed combined financial statements include the attribution of certain assets and liabilities that historically have been held at the Lilly corporate level but which are specifically identifiable or attributable to the businesses that have been transferred to Elanco Parent. All intercompany transactions and accounts within Elanco have been eliminated. All transactions between us and Lilly are considered to be effectively settled in the unaudited condensed combined financial statements at the time the intercompany transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the unaudited condensed combined statements of cash flows as a financing activity and in the condensed combined balance sheets as net parent company investment.
These unaudited condensed combined financial statements include an allocation of expenses related to certain Lilly corporate functions, including executive oversight, treasury, legal, finance, human resources, tax, internal audit, financial reporting, information technology and investor relations. These expenses have been allocated to us based on direct usage or benefit where specifically identifiable, with the remainder allocated primarily on a pro rata basis of revenue, headcount and other measures. We consider the expenses methodology and results to be reasonable for all periods presented. However, the allocations may not be indicative of the actual expense that would have been incurred had we operated as an independent, publicly traded company for the periods presented. It is impractical to estimate what the standalone costs of Elanco would have been in the historical periods.
The income tax amounts in the unaudited condensed combined financial statements have been calculated based on a separate return methodology and presented as if our operations were separate taxpayers in the respective jurisdictions. We file income tax returns in the United States (U.S.) federal jurisdiction and various state, local and non-U.S. jurisdictions. Certain of these income tax returns are filed on a consolidated or combined basis with Eli Lilly and Company and/or its subsidiaries.
Lilly maintains various benefit and combined stock-based compensation plans at a corporate level and other benefit plans at a country level. Our employees participate in such programs and the portion of the cost of those plans related to our employees is included in our financial statements. However, the condensed combined balance sheets do not include any equity issued related to stock-based compensation plans or any net benefit plan obligations unless the benefit plan covers only our dedicated employees or where the legal obligation associated with the benefit plan will transfer to Elanco.
Prior to Separation, the equity balance in the unaudited condensed combined financial statements represents the excess of total assets over liabilities, including intercompany balances between us and Lilly (net parent company investment) and accumulated other comprehensive loss. Net parent company investment is primarily impacted by contributions from Lilly which are the result of treasury activities and net funding provided by or distributed to Lilly. See Note 14 for further information.
Note 3. Impact of Separation
In connection with the Separation, we issued $2.0 billion aggregate principal amount of senior notes in a private placement, and we also entered into a $750.0 million senior unsecured revolving credit facility and $500.0 million senior unsecured term credit facility. See Note 8 for further information.
In connection with the Separation, we entered into various agreements with Lilly, including a master separation agreement. In connection with the terms of the Separation, there were certain assets and liabilities included in the pre-Separation balance sheet that were retained by Lilly and there were certain assets not included in the pre-Separation balance sheet that were transferred to us. The cumulative adjustment to the historical balance sheet increased net assets and total equity by approximately $58.3 million. The impact on net assets primarily represent the elimination of certain income tax assets and liabilities and the contribution of additional fixed assets.
After Separation, Lilly owns approximately 80.2% of the outstanding shares of our common stock. Lilly has informed us that it may make a tax-free distribution to its shareholders of all or a portion of its remaining equity interest, which may include one or more distributions effected as a dividend to all Lilly shareholders, one or more distributions in exchange for Lilly shares or other securities, or any combination thereof. Lilly does not have any obligation to pursue or consummate any further dispositions of its ownership interest in us by any specified date or at all. In connection with the Separation, we will continue to have certain ongoing relationships with Lilly as described in Note 14.

Note 4. Implementation of New Financial Accounting Pronouncements
The following table provides a brief description of accounting standards that were effective January 1, 2018 and were adopted on that date:

Standard	Description	Effect on the financial statements or other significant matters
Accounting Standards Update 2014-09 and various other related updates, Revenue from Contracts with Customers
This standard replaced existing revenue recognition standards and requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity can apply the new revenue standard retrospectively to each prior reporting period presented or with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. We applied the latter approach.
Application of the new standard to applicable contracts had no impact to net parent company investment as of January 1, 2018. Disclosures required by the new standard are included in Note 5.
Accounting Standards Update 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory
This standard requires entities to recognize the income tax consequences of intra-entity transfers of assets other than inventory at the time of transfer. This standard requires a modified retrospective approach to adoption.

Upon adoption, the cumulative effect of applying the standard resulted in a decrease to net parent company investment of approximately $0.3 million. Adoption of this standard did not result in a material change in net income for the three and nine months ended September 30, 2018.

Accounting Standards Update 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
This standard was issued to improve the transparency and comparability among organizations by requiring entities to separate their net periodic pension cost and net periodic postretirement benefit cost into a service cost component and other components. Previously, the costs of the other components along with the service cost component were classified based upon the function of the employee. This standard requires entities to classify the service cost component in the same financial statement line item or items as other compensation costs arising from services rendered by pertinent employees. The other components of net benefit cost are now presented separately from the line items that include the service cost component. When applicable, the service cost component is now the only component eligible for capitalization. An entity should apply the new standard retrospectively for the classification of the service cost and other components and prospectively for the capitalization of the service cost component.

Upon adoption of this standard, pension and postretirement benefit cost components other than service costs are presented in other–net, (income) expense. Retrospective application was not material to the combined statement of operations for the three and nine months ended September 30, 2017. We do not expect application of the new standard to have a material impact on an ongoing basis.

The following table provides a brief description of the accounting standard that has not yet been adopted and could have a material effect on the consolidated financial statements:

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
Accounting Standards Update 2016-02, Leases
This standard was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities, including leases classified as operating leases under current GAAP, on the balance sheet and requiring additional disclosures about leasing arrangements. An entity can apply the new leases standard retrospectively to each prior reporting period presented or with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. We plan to use the latter approach.
This standard is effective January 1, 2019, with early adoption permitted. We intend to adopt this standard on that date.
We are in the process of determining the impact on our consolidated financial statements. We have selected a software solution to be compatible with our enterprise software system. Development of our selected solution is ongoing, as it is not yet fully compliant with the requirements of the standard. The timely readiness of the lease software system is critical to ensure an efficient and effective adoption of the standard.

Note 5. Revenue
Effective January 1, 2018, we adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09) and other related updates. The new standard has been applied to contracts for which performance had not been completed as of the date of adoption. Revenue presented for periods prior to 2018 were accounted for under previous standards and has not been adjusted. Revenue and net income for the three and nine months ended September 30, 2018 do not differ materially from amounts that would have resulted from application of the previous standards.
Product Sales
We recognize revenue primarily from product sales to customers. Revenue from sales of products is recognized at the point where the customer obtains control of the goods and we satisfy our performance obligation, which generally is at the time we ship the product to the customer. Payment terms differ by jurisdiction and customer, but payment terms in most of our major jurisdictions typically range from 30 to 100 days from date of shipment. Revenue for our product sales has not been adjusted for the effects of a financing component as we expect, at contract inception, that the period between when we transfer control of the product and when we receive payment will be one year or less. Any exceptions are either not material or we collect interest for payments made after the due date. Provisions for rebates and discounts, and returns are established in the same period the related sales are recognized. We generally, ship product shortly after orders are received; therefore, we generally only have a few days of orders received but not yet shipped at the end of any reporting period. Shipping and handling activities are considered to be fulfillment activities and are not considered to be a separate performance obligation. We exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are imposed on our sales of product and collected from a customer.
Significant judgments must be made in determining the transaction price for sales of products related to anticipated rebates and discounts, and returns. The following describe the most significant of these judgments:
Sales Rebates and Discounts - Background and Uncertainties

•
Most of our products are sold to wholesale distributors. We initially invoice our customers contractual list prices. Contracts with direct and indirect customers may provide for various rebates and discounts that may differ in each contract. As a consequence, to determine the appropriate transaction price for our product sales at the time we recognize a sale to a direct customer, we must estimate any rebates or discounts that ultimately will be due to the direct customer and other customers in the distribution chain under the terms of our contracts. Significant judgments are required in making these estimates.

•	The rebate and discount amounts are recorded as a deduction to arrive at our net product sales. We estimate these accruals using an expected value approach.

•
In determining the appropriate accrual amount, we consider our historical experience with similar incentives programs and current sales data to estimate the impact of such programs on revenue and continually monitor the impact of this experience and adjust as necessary. Although we accrue a liability for rebates related to these programs at the time the sale is recorded, the rebate related to that sale is typically paid up to six months after rebate or incentive period expires. Because of this time lag, in any particular period rebate adjustments may incorporate revisions of accruals for several periods.
Our sales rebates and discounts are based on specific agreements and the majority relate to sales in the U.S. As of September 30, 2018 and 2017, liability for sales rebates and discounts in the U.S. represents approximately 70% and 71%, respectively, of our total liability with the next largest country representing approximately 8% and 6%, respectively, of our total liability.
The following table summarizes the activity in the sales rebates and discounts liability in the U.S.:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning balance	$99.1	$118.7	$114.8	$116.1
Reduction of revenue	53.5	48.6	154.2	184.9
Payments	(49.1)	(49.6)	(165.5)	(183.3)
Ending balance	$103.5	$117.7	$103.5	$117.7
Adjustments to revenue recognized as a result of changes in estimates for the judgments described above during the three and nine months ended September 30, 2018 for product shipped in previous periods were not material.
Sales Returns - Background and Uncertainties

•
We estimate a reserve for future product returns related to product sales using an expected value approach. This estimate is based on several factors, including: local returns policies and practices; returns as a percentage of revenue; an understanding of the reasons for past returns; estimated shelf life by product; and estimate of the amount of time between shipment and return. Adjustments to the returns reserve have been and may in the future be required based on revised estimates to our assumptions, which would have an impact on our consolidated results of operations. We record the return amounts as a deduction to arrive at our net product sales.

•	Actual product returns have been approximately 1% of net revenue for the three and nine months ended September 30, 2018 and 2017 and have not fluctuated significantly as a percentage of revenue.
Disaggregation of Revenue
The following table summarizes our revenue disaggregated by product category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Companion Animal Disease Prevention	$188.6	$140.4	$603.9	$519.7
Companion Animal Therapeutics	80.5	63.5	211.1	181.8
Companion Animal Other	27.7	48.3	69.3	119.9
Food Animal Future Protein & Health	162.8	164.5	502.1	456.0
Food Animal Ruminants & Swine	301.5	280.4	881.1	857.3
Revenue	$761.1	$697.1	$2,267.5	$2,134.7
Note 6. Asset Impairment, Restructuring and Other Special Charges
We have historically participated in Lilly's cost-reduction initiatives. Our total charges related to asset impairment, restructuring and other special charges, including integration of acquired businesses, in the unaudited condensed consolidated and combined statements of operations consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cash expense:
Severance	$(0.2)	$5.8	$(2.8)	$62.1
Integration and other	4.9	6.4	10.5	75.1
Exit costs	1.5	11.5	11.2	24.3
Total cash expense	6.2	23.7	18.9	161.5
Non-cash expense
Asset impairment	6.2	—	63.9	43.8
Total non-cash expense	6.2	—	63.9	43.8
Gain on sale of fixed assets	—	—	—	(16.0)
Total	$12.4	$23.7	$82.8	$189.3
Severance costs represent costs incurred as a result of actions taken to reduce our cost structure.
Integration and other costs primarily represent costs related to our integration efforts as a result of our acquired businesses.
Exit costs primarily represent contract termination costs and reserves for costs related to facilities which we have exited.
Asset impairment recognized during the nine months ended September 30, 2018 resulted from $19.9 million of intangible asset impairments and $44.0 million of fixed asset impairments. The intangible asset impairments primarily related to revised projections of fair value due to product rationalization. The fixed asset impairments were primarily due to the decision to dispose of a manufacturing facility in the U.S. and to the suspension of commercial activities for Imrestor®.
Asset impairment recognized during the nine months ended September 30, 2017 resulted primarily from intangible asset impairments related to revised projections of fair value due to product rationalization and to a lessor extent competitive pressures. The fair value measurements utilized to determine the intangible asset impairments in 2018 and 2017 represent Level 3 fair value measurements.
Gain on sale of fixed assets for the nine months ended September 30, 2017 represents a gain on the disposal of a site that was previously closed as part of the acquisition and integration of Novartis Animal Health.
The following table summarizes the activity in our reserves established in connection with these restructuring activities:

	Exit costs	Severance	Total
Balance at December 31, 2016	$11.5	$26.6	$38.1
Charges	24.3	62.1	86.4
Cash paid	(7.6)	(61.8)	(69.4)
Balance at September 30, 2017	$28.2	$26.9	$55.1

Balance at December 31, 2017	$34.9	$43.1	$78.0
Charges	11.2	(2.8)	8.4
Separation adjustment	(5.9)	—	(5.9)
Cash paid	(10.9)	(22.6)	(33.5)
Balance at September 30, 2018	$29.3	$17.7	$47.0
Substantially all of the reserves are expected to be paid in the next twelve months. We believe that the reserves are adequate.

Note 7. Inventories
We state all inventories at the lower of cost or market. We use the last-in, first-out (LIFO) method for a portion of our inventories located in the continental U.S. Other inventories are valued by the first-in, first-out (FIFO) method. FIFO cost approximates current replacement cost.
Inventories consisted of the following:

	September 30, 2018	December 31, 2017
Finished products	$408.1	$452.0
Work in process	572.3	580.0
Raw materials and supplies	71.4	70.4
Total (approximates replacement cost)	1,051.8	1,102.4
Decrease to LIFO cost	(43.1)	(40.1)
Inventories	$1,008.7	$1,062.3
During the nine months ended September 30, 2018, we recognized $38.6 million of inventory write-offs in cost of sales primarily related to the suspension of commercial activities for Imrestor.
Note 8. Debt
Long-term debt as of September 30, 2018 consisted of the following:

September 30, 2018
Term credit facility	$500.0
3.912% Senior Notes due 2021	500.0
4.272% Senior Notes due 2023	750.0
4.900% Senior Notes due 2028	750.0
Other obligations	0.2
Unamortized debt issuance costs	(21.7)
Total long-term debt	2,478.5
Less current portion of long-term debt	—
$2,478.5
Long-term debt as of December 31, 2017 was not material.
Revolving and Term Credit Facilities
On September 5, 2018, we entered into a revolving credit agreement with a syndicate of banks providing for a five-year $750.0 million senior unsecured revolving credit facility (Revolving Facility). The Revolving Facility bears interest at a variable rate plus specified margin as defined in the agreement and is payable quarterly. There were no borrowings outstanding under the Revolving Facility at September 30, 2018. The Revolving Facility is payable in full at the end of the term.
On September 5, 2018 we also entered into a $500.0 million three-year term loan under a term credit facility with a syndicate of banks (the Term Facility and collectively with the Revolving Facility, the Credit Facilities.) The Term Facility bears interest at a variable rate plus margin as defined in Term Facility (3.50% at September 30, 2018) and is payable quarterly. The Term Facility is payable in full at the end of the term.
The Credit Facilities are subject to various financial and other covenants including restrictions on the level of borrowings based on a consolidated leverage ratio and a consolidated interest coverage ratio. We were in compliance with all such covenants as of September 30, 2018.

Senior Notes
On August 28, 2018, we issued $2.0 billion of senior notes (Senior Notes) in a private placement. The Senior Notes comprised of $500.0 million of 3.912% Senior Notes due August 27, 2021, $750.0 million of 4.272% Senior Notes due August 28, 2023, and $750.0 million of 4.900% Senior Notes due August 28, 2028. The interest rate payable on each series of Senior Notes is subject to adjustment if Moody's Investor Services, Inc. or Standard & Poor's Financial Services LLC downgrades, or subsequently upgrades, its ratings on the respective series of Senior Notes.
The indenture that governs the Senior Notes contains covenants, including limitations on our ability, and certain of our subsidiaries, to incur liens or engage in sale-leaseback transactions. The indenture also contains restrictions on our ability to consolidate, merge or sell substantially all of our assets, in addition, to other customary terms. We were in compliance with all such covenants under the indenture governing the Senior Notes as of September 30, 2018.
We have entered into an agreement that requires us to use commercially reasonable efforts to cause a registration statement to become effective with the SEC by August 28, 2019, relating to an offer to exchange the Senior Notes for registered Senior Notes having substantially identical terms, or, in certain cases, to register the Senior Notes for resale. If we do not register or exchange the Senior Notes pursuant to the terms of the registration rights agreement, we will be required to pay additional interest to the holders of the Senior Notes under certain circumstances.
Note 9. Financial Instruments and Fair Value
Financial instruments that are potentially subject to credit risk consist principally of trade receivables. Collateral is generally not required. The risk associated with this concentration is mitigated by our ongoing credit-review procedures and insurance.
A large portion of our cash is held by a few major financial institutions. We monitor the exposure with these institutions and do not expect any of these institutions to fail to meet their obligations. All highly liquid investments with a maturity of three months or less from the date of purchase are considered to be cash equivalents. The cost of these investments approximates fair value. We also consider the carrying value of restricted cash balances to be representative of its fair value.
As of September 30, 2018 and December 31, 2017, we had $14.9 million and $12.3 million, respectively, of cost and equity method investments.
The following table summarizes the fair value information at September 30, 2018 and December 31, 2017 for contingent consideration liabilities measured at fair value on a recurring basis in the respective balance sheet line items:

		Fair Value Measurements Using
Financial statement line item	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2018
Other current liabilities- contingent consideration	$17.4	$—	$—	$17.4	$17.4
Other noncurrent liabilities- contingent consideration	41.4	—	—	41.4	41.4
December 31, 2017
Other current liabilities- contingent consideration	1.3	—	—	1.3	1.3
Other noncurrent liabilities- contingent consideration	45.2	—	—	45.2	45.2
Contingent consideration liabilities relate to Galliprant for which the fair value was estimated using a discounted cash flow analysis and Level 3 inputs, including projections representative of a market participant view for the probability of achieving potential future payments to Aratana Therapeutics, Inc. and an estimated discount rate. The amount to be paid is dependent upon certain development, success-based regulatory, and sales-based milestones. In addition, the amount of royalties to be paid is calculated as a percentage of net sales dependent upon the timing and geography and will, therefore, vary directly with increases and decreases in net sales of Galliprant. There is no cap on the amount that may be paid pursuant to this arrangement. During the second quarter of 2018, as a result of an increase in the projected cash flows related to Galliprant, we increased the fair value of the contingent consideration liabilities by $8.5 million. The additional expense was recognized in other-net (income) expense.
We have long term debt of $2.5 billion that is recorded at amortized cost in our condensed consolidated balance sheet as of September 30, 2018. We consider the carrying value of the long term debt to be representative of its fair value as of September 30, 2018. The fair value of this long term debt is estimated based on quoted market prices of similar liabilities and is classified as Level 2. As of December 31, 2017, long term debt was not material.
Note 10. Income Taxes
Prior to Separation
During the periods presented in the unaudited condensed consolidated and combined financial statements, our operations were generally included in the tax grouping of other Lilly entities within the respective entity's tax jurisdiction; however, in certain jurisdictions, we filed separate tax returns. Prior to the Separation, the income tax expense included in these financial statements has been calculated using the separate return basis as if Elanco filed separate tax returns.
For the three and nine months ended September 30, 2018, we incurred $18.6 million and $46.2 million, respectively, of income tax expense. For the three and nine months ended September 30, 2018, the effective tax rate of 23.6% and 39.7%, respectively, was primarily attributable to a net operating loss in the U.S. for which no tax benefit was recognized and a valuation allowance was recorded.
For the three and nine months ended September 30, 2017, despite reporting a loss before taxes of $9.1 million and $77.2 million, respectively, we incurred $11.6 million and $72.0 million of income tax expense. The tax expense recorded related primarily to income generated in certain foreign jurisdictions as no tax benefit was recorded for U.S. net operating losses.
In December 2017, the President of the U.S. signed into law the Tax Cuts and Jobs Act (2017 Tax Act), which includes significant changes to the U.S. corporate income tax system, including a reduction in the corporate income tax rate, transition to a territorial tax system, and modifications to the international tax provisions. At September 30, 2018, our accounting for the 2017 Tax Act is incomplete; however, we expect to complete our accounting by December 2018. As discussed in our combined financial statements and accompanying notes as of and for the year ended December 31, 2017 included in our IPO Prospectus, we recorded provisional adjustments for effects that we were able to reasonably estimate. Those effects included the one-time repatriation transition tax (also known as the Toll Tax), re-measurement of deferred tax assets and liabilities, unremitted earnings, executive compensation, and uncertain tax positions. At December 31, 2017, we were not able to make reasonable estimates for Global Intangible Low-Taxed Income (GILTI) deferred taxes or changes to the valuation allowances; therefore, we did not record provisional amounts. We are still evaluating the effects of the GILTI provisions and assessing our valuation allowances, and we have not yet concluded upon our accounting policy election with respect to GILTI deferred taxes or the application of intra entity transfers of inventory; therefore, the estimated annual effective tax rate reflects GILTI as a period expense. For the three and nine months ended September 30, 2018, we have not made any additional measurement-period adjustments related to provisional amounts as we are continuing to collect and analyze additional information as well as evaluate the interpretations and assumptions made. Updates to the calculations may result in material changes to the provisional adjustments recorded at December 31, 2017 and the estimated annual effective tax rate.
As part of Lilly, we are included in Lilly's U.S. tax examinations by the Internal Revenue Service (IRS). The IRS examination of tax years 2013-2015 began in 2016. While we believe it is reasonably possible that this audit could reach a resolution within the next twelve months, the IRS examination of tax years 2013-2015 remains ongoing. For periods prior to the Separation, Lilly will retain the liabilities related to such IRS audit resolutions.
Impact of Separation
In connection with the Separation, we entered into a tax matters agreement (TMA) with Lilly that, among other things, formalized our agreement related to the responsibility for historical tax positions for the periods prior to the Separation for jurisdictions where our business was included in the consolidated or combined tax returns of Lilly. The TMA also established a tax sharing agreement for jurisdictions where our business will continue to be included in Lilly's consolidated or combined tax returns for a period of time.

Based on the TMA, Lilly retained the tax benefits and liabilities associated with all periods prior to the Separation date for any jurisdiction where we were included in a consolidated or combined tax return. The financial statements for periods prior to Separation included certain deferred tax assets related to tax credit and net operating loss carryovers that resulted from our tax expense being calculated on a separate return basis that will not transfer to us either because they were used by Lilly or are retained by Lilly and reflected certain tax liabilities that will be retained by Lilly. We recorded an adjustment to our consolidated balance sheet at the date of Separation to reflect our tax positions based on the TMA. This resulted in a decrease in tax liabilities by $31.2 million as these tax liabilities will be retained by Lilly.
At September 30, 2018, we have net operating losses for international tax purposes of approximately $190 million which will expire between 2022 and 2028. These net operating losses are partially reserved. Deferred tax assets related to state net operating losses are $6.2 million. The state net operating losses will generally expire between 2035 and 2037.
Note 11. Contingencies
We are party to various legal actions in the normal course of business. We record a liability if there is a claim for which it is probable a payment will be made and the amount is estimable. At September 30, 2018 and December 31, 2017, we had no liabilities established related to litigation as there are no claims which were probable and estimable. We have not historically had any significant litigation expense and are not currently subject to any claim.
Note 12. Geographic Information
We operate as a single operating segment engaged in the development, manufacturing, marketing and sales of animal health products worldwide for both food animals and companion animals. Consistent with our operational structure, our President and Chief Executive Officer (CEO), as the chief operating decision maker, makes resource allocation and business process decisions globally across our consolidated business. Strategic decisions are managed globally with global functional leaders responsible for determining significant cost/investments and with regional leaders responsible for overseeing the execution of the global strategy. Our global research and development organization is responsible for development of new products. Our manufacturing organization is responsible for the manufacturing and supply of products and for the optimization of our supply chain. Regional leaders are responsible for the distribution and sale of our products and for local direct costs. The business is also supported by global corporate staff functions. Managing and allocating resources at the global corporate level enables our CEO to assess the overall level of resources available and how to best deploy these resources across functions, product types, regional commercial organizations and research and development projects in line with our overarching long-term corporate-wide strategic goals, rather than on a product or geographic basis. Consistent with this decision-making process, our CEO uses consolidated, single-segment financial information for purposes of evaluating performance, allocating resources, setting incentive compensation targets, as well as forecasting future period financial results.
Our products include Rumensin®, Optaflexx®, Denagard®, Tylan®, Maxiban® and other products for livestock and poultry, as well as Trifexis®, Interceptor®, Comfortis® and other products for companion animals.
We have a single customer who accounted for 11.1% and 9.4% of revenue for the three months ended September 30, 2018 and 2017, respectively, and for 11.5% and 11.9% of revenue for the nine months ended September 30, 2018 and 2017, respectively. The product sales resulted in accounts receivable with this customer of $79.5 million and $88.0 million as of September 30, 2018 and December 31, 2017, respectively.
We are exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and our results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates.
Selected geographic area information was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue—to unaffiliated customers (1)
United States	$382.2	$321.4	$1,108.6	$1,054.6
International	378.9	375.7	1,158.9	1,080.1
Revenue	$761.1	$697.1	$2,267.5	$2,134.7

	September 30, 2018	December 31, 2017
Long-lived assets (2)
United States	$589.5	$604.7
United Kingdom	195.9	204.4
Other foreign countries	190.5	190.2
Long-lived assets	$975.9	$999.3

(1)    Revenue is attributed to the countries based on the location of the customer.
(2)    Long-lived assets consist of property and equipment, net, and certain noncurrent assets.
Note 13. Earnings Per Share
We have calculated earnings per share assuming 365,625,000 shares were outstanding for all periods presented. This represents an aggregate of 293,290,000 shares of our common stock held by Lilly (which represents the 100 shares held by Lilly prior to giving effect to the 2,932,900-for-1 stock split that occurred on September 19, 2018), the issuance of 62,900,000 shares of our common stock in the IPO, and the issuance of 9,435,000 shares of our common stock sold pursuant to the underwriters’ option to purchase additional shares.
Note 14. Related Party Agreements and Transactions
Separation-Related Agreements with Lilly
As described in Note 1, in connection with the Separation Lilly transferred to us substantially all of its animal health businesses in exchange for approximately $4.2 billion. This is reflected as consideration to Lilly in our statement of equity. In addition, we entered into a master separation agreement and a transitional services agreement with Lilly.
Master Separation Agreement (MSA)
As stated in Note 1, Lilly transferred to us at the time of Separation, through a series of transactions, the businesses that will continue as part of Elanco. For a certain portion of our operations, the legal transfer of our net assets did not occur prior to the Separation due to certain regulatory requirements in each of these countries. Under the MSA entered into with Lilly, we are responsible for the business activities conducted by Lilly on our behalf and are subject to the risks and entitled to the benefits generated by these operations and assets. As a result, the related assets and liabilities and results of operations have been reported in our unaudited condensed consolidated and combined financial statements. The total net assets associated with these jurisdictions are $84.5 million and the annual profits are insignificant. Upon Separation, we retained $275.0 million, which is reflected as restricted cash, that will be used to fund the purchase of these operations from Lilly at the time of the local country closing and have an offsetting payable to Lilly. If the amount of local purchases is less than $275.0 million, we are required to repay the remaining amount to Lilly.
In addition, based on the MSA, we are required to distribute to Lilly any amount of cash in excess of $300.0 million held at September 30, 2018. As a result, we have reflected an additional $359.9 million of restricted cash on our balance sheet with an offsetting payable to Lilly at September 30, 2018.
Transitional Services Agreement (TSA)
Historically, Lilly has provided us significant shared services and resources related to corporate functions such as executive oversight, treasury, legal, finance, human resources, tax, internal audit, financial reporting, information technology and investor relations, which we refer to collectively as the "Lilly Services." Under the terms of the TSA, we will be able to use Lilly Services for a fixed term established on a service-by-service basis. We will pay Lilly mutually agreed-upon fees for the Lilly Services provided under the TSA, which will be based on Lilly's cost (including third-party costs) of providing the Lilly Services through March 31, 2021, and subject to a mark-up of 7% thereafter, with additional inflation-based escalation beginning January 1, 2020. The fees under the TSA become payable for all periods beginning after October 1, 2018.
We also entered into a TMA, an employee matters agreement, a toll manufacturing and supply agreement and a registration rights agreement with Lilly in connection with the Separation.

Transactions with Lilly Prior to Separation
We did not historically operate as a standalone business and had various relationships with Lilly whereby Lilly provided services to us.
Transfers to/from Lilly, net
As discussed in the basis of presentation, net parent company investment is primarily impacted by contributions from Lilly which are the result of treasury activity and net funding provided by or distributed to Lilly. For the three months ended September 30, 2018 and 2017, respectively, the net transfers (to)/from Lilly were $(116.8) million and $38.1 million. For the nine months ended September 30, 2018 and 2017, respectively, the net transfers (to)/from Lilly were $(226.3) million and $862.7 million, respectively. The most significant activity impacting the 2017 transfer was the financing by Lilly of our acquisition in the amount of $882.1 million for Boehringer Ingelheim Vetmedica, Inc.'s United States feline, canine, and rabies vaccine portfolio and other related assets in 2017. Other activities that impacted the net transfers (to)/from Lilly include corporate overhead and other allocations, income taxes, retirement benefits, and centralized cash management.
Corporate Overhead and Other Allocations
Lilly provides us certain services, including executive oversight, treasury, legal, finance, human resources, tax, internal audit, financial reporting, information technology and investor relations. We provide Lilly certain services related to manufacturing support. Our financial statements reflect an allocation of these costs. When specific identification is not practicable, the remainder have been allocated primarily on a proportional cost method on a basis of revenue or headcount.
The allocations of services from Lilly to us were reflected as follows in the unaudited condensed consolidated and combined statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of sales	$7.0	$7.7	$21.8	$23.0
Research and development	0.7	0.7	2.2	2.1
Marketing, selling and administrative	26.4	27.7	81.2	82.7
Total	$34.1	$36.1	$105.2	$107.8
We provide Lilly certain services related to manufacturing support. Allocations of manufacturing support from us to Lilly of $1.3 million and $1.5 million for the three months ended September 30, 2018 and 2017, respectively, as well as $3.7 million and $4.5 million for the nine months ended September 30, 2018 and 2017, respectively, reduced the cost of sales in the unaudited condensed consolidated and combined statements of operations.
The financial information herein may not necessarily reflect our consolidated financial position, results of operations and cash flows in the future or what they would have been if we had been a separate, standalone entity during the periods presented. Management believes that the methods used to allocate expenses are reasonable.
Stock-based Compensation
Our employees participate in Lilly stock-based compensation plans, the costs of which have been allocated to us and recorded in cost of sales, research and development, and marketing, selling and administrative expenses in the unaudited condensed consolidated and combined statements of operations. The costs of such plans related to our employees were $6.9 million and $6.2 million for the three months ended September 30, 2018 and 2017, respectively, as well as $20.2 million and $18.7 million for the nine months ended September 30, 2018 and 2017, respectively.
Retirement Benefits
Our employees participate in defined benefit pension and other post retirement plans sponsored by Lilly, the costs and benefits of which have been recorded in the unaudited condensed consolidated and combined statement of operations in cost of sales, research and development, and marketing, selling and administrative expenses. For the three and nine months ended September 30, 2018, the benefit of such plans related to our employees was $1.6 million and $0.3 million, respectively, and for the three and nine months ended September 30, 2017 the costs of such plans related to our employees were $1.7 million and $5.1 million, respectively.
Centralized Cash Management

Lilly uses a centralized approach to cash management and financing of operations. Until Separation, the majority of our business was party to Lilly’s cash pooling arrangements to maximize Lilly's availability of cash for general operating and investing purposes. Under these cash pooling arrangements, cash balances were swept regularly from our accounts. Cash transfers to and from Lilly’s cash concentration accounts and the resulting balances at the end of each reporting period were reflected in net parent company investment in the condensed consolidated and combined balance sheets.
Debt
Lilly’s third-party debt and the related interest expense have not been allocated to us for any of the periods presented as we were not the legal obligor of the debt and Lilly borrowings were not directly attributable to our business.
Commercial Operations
We sell certain products to and receives certain goods and services from a customer/vendor, whose chairman and Chief Executive Officer is a member of Lilly's Board of Directors. These product sales resulted in revenue of $4.2 million and $6.6 million for the three months ended September 30, 2018 and 2017, respectively, and of $16.4 million and $17.8 million for the nine months ended September 30, 2018 and 2017, respectively. The product sales resulted in accounts receivable of $1.9 million and $2.0 million at September 30, 2018 and December 31, 2017, respectively. The purchase of goods and services resulted in cost of sales and operating expenses of $1.4 million and $1.1 million for the three months ended September 30, 2018 and 2017, respectively, as well as $3.3 million and $5.3 million September 30, 2018 and 2017, respectively. The purchase of goods and services resulted in accounts payable of $0.4 million and $0.3 million at September 30, 2018 and December 31, 2017, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tables present dollars in millions, except per-share data)
The management’s discussion and analysis of financial condition and results of operations is intended to assist the reader in understanding and assessing significant changes and trends related to our results of operations and financial position. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated and combined financial statements and accompanying footnotes in Item 1 of Part I of this Quarterly Report on Form 10-Q. Certain statements in this Item 2 of Part I of this Quarterly Report on Form 10-Q constitute forward-looking statements. Various risks and uncertainties, including those discussed in "Forward-Looking Statements" and in “Risk Factors” included in our final prospectus relating to our initial public offering filed on September 21, 2018 (IPO Prospectus), may cause our actual results, financial position, and cash generated from operations to differ materially from these forward-looking statements.
Overview
Founded in 1954 as part of Eli Lilly and Company, Elanco is a premier animal health company that innovates, develops, manufactures and markets products for companion and food animals. Headquartered in Greenfield, Indiana, we are the fourth largest animal health company in the world. We have one of the broadest portfolios of pet parasiticides in the companion animal sector. We offer a diverse portfolio of more than 125 brands that make us a trusted partner to veterinarians and food animal producers in more than 90 countries.
We operate our business in a single segment directed at fulfilling our vision of enriching the lives of people through food - making protein more accessible and affordable - and through pet companionship - helping pets live longer, healthier lives. We advance our vision by offering products in four primary categories:
Companion Animal Disease Prevention (CA Disease Prevention): We have one of the broadest parasiticide portfolios in the companion animal sector based on indications, species and formulations, with products that protect pets from worms, fleas and ticks. Combining our parasiticide portfolio with our vaccines presence, we are a leader in the United States (U.S.) in the disease prevention category based on share of revenue.
Companion Animal Therapeutics (CA Therapeutics): We have a broad pain and osteoarthritis portfolio across species, modes of action, indications and disease stages. Pet owners are increasingly treating osteoarthritis in their pets, and our Galliprant product is one of the fastest growing osteoarthritis treatments in the U.S. We also have treatments for otitis (ear infections), as well as cardiovascular and dermatology indications.
Food Animal Future Protein & Health (FA Future Protein & Health): Our portfolio in this category, which includes vaccines, nutritional enzymes and animal only antibiotics, serves the growing demand for protein and includes innovative products in poultry and aquaculture production, where demand for animal health products is outpacing overall industry growth. We are focused on developing functional nutritional health products that promote food animal health, including enzymes, probiotics and prebiotics. We are a leader in providing vaccines as alternatives to antibiotics to promote animal health based on share of revenue.
Food Animal Ruminants & Swine (FA Ruminants & Swine): We have developed a range of food animal products used extensively in ruminant (e.g., cattle, sheep and goats) and swine production.
On September 24, 2018, we completed an initial public offering resulting in the issuance of 72.3 million shares our common stock (IPO), which represented approximately 19.8% of our total outstanding shares. Our common stock began trading on the New York Stock Exchange under the symbol "ELAN" on September 20, 2018. Prior to and in connection with the IPO, we completed a $2.0 billion senior notes offering and entered into a $500.0 million term loan, and Lilly transferred to us substantially all of the assets and liabilities of their animal health business. Lilly continues to own the remaining 80.2% of our outstanding shares. Lilly has informed us that it may make a tax-free distribution to its shareholders of all or a portion of its remaining equity interest in us, which may include one or more distributions effected as a dividend to all Lilly shareholders, one or more distributions in exchange for Lilly shares or other securities, or any combination thereof. We refer to any such potential distribution as the Distribution. Lilly has no obligation to pursue or consummate any further dispositions of its ownership interest in us, including through the Distribution, by any specified date or at all.
For the three months ended September 30, 2018 and 2017, our revenue was $761.1 million and $697.1 million,

respectively. For the three months ended September 30, 2018 and 2017, our net income (loss) was $60.2 million and $(20.7) million, respectively.
For the nine months ended September 30, 2018 and 2017, our revenue was $2,267.5 million and $2,134.7 million, respectively, For the nine months ended September 30, 2018 and 2017 our net income (loss) was $70.1 million and $(149.2) million, respectively.
Factors Affecting Our Results of Operations
Product Development and New Product Launches
A key element of our targeted value creation strategy is to drive growth through portfolio development and product innovation, primarily in our three targeted growth categories of CA Disease Prevention, CA Therapeutics and FA Future Protein & Health. Since 2015, we've launched 11 new products, five of which were launched in 2017 and 2018. We continue to pursue the development of new chemical and biological molecules through our approach to innovation. Our future growth and success depends on both our pipeline of new products, including new products that we may develop through joint ventures and products that we are able to obtain through license or acquisition, and the expansion of the use of our existing products. We believe we are an industry leader in animal health research and development (R&D), with a track record of product innovation, business development and commercialization.
Productivity
Our results have benefited from our continued operational and productivity initiatives implemented following recent acquisitions and in response to changing market demand for antibiotics and other headwinds, such as competition with generics and innovation. We implemented a number of initiatives across manufacturing, R&D and marketing, selling and administrative, such as rationalization of stock keeping units, reduction of contract manufacturing organizations, implementation of lean manufacturing principles and procurement initiatives.
Foreign Exchange Rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 90 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. During the nine months ended September 30, 2018 and 2017, approximately 51.1% and 50.6%, respectively, of our revenue was denominated in foreign currencies. As we operate in multiple foreign currencies, including the Euro, British pound, Brazilian real, Australian dollar, Japanese yen, Canadian dollar, Chinese yuan, and other currencies, changes in those currencies relative to the U.S. dollar impact our revenue, cost of goods and expenses, and consequently, net income. These fluctuations may also affect the ability to buy and sell our products between markets impacted by significant exchange rate variances. There has been limited impact on our results due to currency movements during the nine months ended September 30, 2018 and 2017.
Our Relationship with Lilly and Additional Standalone Costs
During the period prior to the IPO, our business operated as part of a division of Lilly. Our combined financial statements have been derived from Lilly’s consolidated financial statements and accounting records. Our combined financial statements reflect the financial position, results of operations and cash flows of the business that was transferred at the time of the Separation and do not purport to reflect what the results of operations, comprehensive income/(loss), financial position, equity or cash flows would have been had we operated as an independent, publicly traded company during the periods presented.
Our historical results reflect an allocation of costs for certain Lilly corporate costs, including, among others, executive oversight, treasury, legal, finance, human resources, tax, internal audit, financial reporting, information technology and investor relations. These allocations are not necessarily indicative of the expenses we may incur as a standalone public company. Although we entered into certain agreements with Lilly in connection with the IPO and the Separation, the amount and composition of our expenses may vary from historical levels since the fees charged for the services under these agreements may be higher or lower than the costs reflected in the historical allocations. In addition, we intend to replace these services over time with ones supplied either internally by our employees or by third parties, the cost of which may be higher or lower than the historical allocations. During the three and nine months ended September 30, 2018 and 2017, corporate overhead and other allocations were $34.1 million, $105.2 million, $36.1 million and $107.8 million, respectively. See Note 14: Related Party Agreements and Transactions in our unaudited condensed consolidated and combined financial statements.
We are currently investing in expanding our own administrative functions, including, but not limited to, information technology, facilities management, distribution, human resources and manufacturing, to replace services previously provided by Lilly. Because of initial stand up costs and overlaps with services previously provided by Lilly, we have incurred and expect to continue to incur certain temporary, duplicative expenses in connection with the

Separation. We have also incurred and expect to continue to incur costs related to the build out of processes and systems to support finance and global supply and logistics, among others. We currently estimate these costs taken together to be in a range from $240 million to $290 million, of which a portion will be capitalized and the remainder will be expensed.
In addition, our historical results do not reflect the impact of costs we have incurred and expect to continue to incur as a consequence of becoming a standalone company, including incremental costs associated with being a publicly traded company. These costs include a change in compensation expense as we institute competitive compensation policies and programs as a standalone public company, the costs of internal and external audit (including those related to Sarbanes-Oxley Act of 2002), investor relations, stock administration, stock exchange fees and regulatory compliance costs.
For the purposes of our financial statements for periods prior our IPO, our effective tax rate was computed on a separate company basis, as if we had operated as a standalone entity or a separate consolidated group in each material jurisdiction in which we operate. As a result of potential changes to our business model and due the fact that we are a standalone entity, income tax expense (benefit) included in the consolidated and combined financial statements may not be indicative of our future expected tax rate.
In connection with the IPO, we entered into $2.5 billion of long-term borrowings. Our historical results for the period prior to entering into such agreements do not reflect interest expense, which we estimate at approximately $110.0 million on an annual basis.
Asset Impairment, Restructuring and Other Special Charges
Our results have been impacted by asset impairment, restructuring and other special charges, including integration of acquired businesses, during the nine months ended September 30, 2018 and 2017. These charges primarily include severance costs resulting from actions taken to reduce our cost structure, asset impairment charges related to product rationalization, site closures, and integration costs related to acquired businesses. For more information on these charges, see Note 6: Asset Impairment, Restructuring and Other Special Charges in our unaudited condensed consolidated and combined financial statements.
Results of Operations
The following discussion and analysis of our results of operations should be read along with our unaudited condensed consolidated and combined financial statements and the notes thereto, which reflect the results of operations of the business transferred to us from Lilly.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2018	2017	Change	2018	2017	Change
Revenue	$761.1	$697.1	9%	$2,267.5	$2,134.7	6%
Costs, expenses and other:
Cost of sales	369.8	376.2	(2)%	1,161.3	1,088.9	7%
% of revenue	49%	54%	(5)%	51%	51%	—%
Research and development	58.9	61.9	(5)%	185.5	189.7	(2)%
% of revenue	8%	9%	(1)%	8%	9%	(1)%
Marketing, selling and administrative	179.0	194.7	(8)%	550.1	583.0	(6)%
% of revenue	24%	28%	(4)%	24%	27%	(3)%
Amortization of intangible assets	48.7	51.6	(6)%	147.3	161.0	(9)%
% of revenue	6%	7%	(1)%	6%	8%	(1)%
Asset impairment, restructuring and other special charges	12.4	23.7	(48)%	82.8	189.3	(56)%
Other - (income) expense	13.5	(1.9)	NM	24.2	—	NM
Income (loss) before taxes	78.8	(9.1)	NM	116.3	(77.2)	NM
% of revenue	10%	(1)%	11%	5%	(4)%	NM
Income tax expense	18.6	11.6	60%	46.2	72.0	(36)%
Net income (loss)	$60.2	$(20.7)	NM	$70.1	$(149.2)	NM
Certain amounts and percentages may reflect rounding adjustments.
Revenue
On a global basis, our revenue within our product categories was as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2018	2017	Change	2018	2017	Change
CA Disease Prevention	$188.6	$140.4	34%	$603.9	$519.7	16%
CA Therapeutics	80.5	63.5	27%	211.1	181.8	16%
FA Future Protein & Health	162.8	164.5	(1)%	502.1	456.0	10%
FA Ruminants & Swine	301.5	280.4	8%	881.1	857.3	3%
Subtotal	733.4	648.8	13%	2,198.2	2,014.8	9%
Strategic Exits (1)	27.7	48.3	(42)%	69.3	119.9	(42)%
Total	$761.1	$697.1	9%	$2,267.5	$2,134.7	6%
(1) Represents revenue from business activities we have either exited or made a strategic decision to exit.

Total revenue
Three months ended September 30, 2018 vs. three months ended September 30, 2017
Total revenue increased $64.0 million or 9% for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, reflecting a 4% increase due to higher realized prices and a 7% increase due to higher volumes partially offset by a 2% unfavorable foreign exchange rate impact.
In summary, the total revenue increase was due primarily to:

•	an increase in revenue of $49.4 million or 35% from CA Disease Prevention products, excluding the impact of foreign exchange rates;

•	an increase in revenue of $17.5 million or 28% from CA Therapeutics products, excluding the impact of foreign exchange rates;

•	an increase in revenue of $2.8 million or 2% from FA Future Protein & Health products, excluding the impact foreign exchange rates; and

•	an increase in revenue of $26.3 million or 10% from FA Ruminants & Swine products, excluding the impact of foreign exchange rates;
partially offset by:

•	a decrease in revenue of $11.5 million due to the negative impact of foreign exchange rates; and

•	a decrease in revenue of $20.5 million from Strategic Exits, excluding the impact of foreign exchange rates.
The detailed change in revenue by product category was as follows:

•
CA Disease Prevention revenue increased by $48.2 million or 34% primarily driven by increases in volume and price, partially offset by an unfavorable impact from foreign exchange rates. Growth was primarily driven by higher realized price on Trifexis and a favorable comparison to prior year related to an anticipated stock out in third quarter of 2017 which shifted sales of Trifexis to the second quarter of 2017. Growth was also driven by the continued uptake of Interceptor Plus and Credelio, as well as increased sales of certain vaccines from new customer agreements.

•
CA Therapeutics revenue increased by $17.0 million or 27% due to volume and increased price, partially offset by the unfavorable impact of foreign exchange rates. Growth was primarily due to the re-introduction of Galliprant 100mg for dogs, continued uptake of the product and realized price increases across the category.

•
FA Future Protein & Health revenue decreased by $1.7 million or 1% due to unfavorable impact from foreign exchange rates and a decline in volume, partially offset by increased price. Volume growth in aqua, vaccines and nutritional health products was offset by international purchasing patterns in the current year for poultry which shifted sales from the third quarter of 2018 to the first half of 2018.

•
FA Ruminants & Swine revenue increased by $21.1 million or 8% due primarily to increases in volume partially offset by the unfavorable impact of foreign exchange rates. Growth was driven mainly by U.S. and international purchasing patterns in both the current and prior year which resulted in higher sales in third quarter of 2018.

•
Strategic Exits revenue decreased by $20.6 million or 42% due primarily to reduced revenue from a temporary contract manufacturing arrangement as part of the acquisition of the BI Vetmedica U.S. vaccines portfolio (BIVIVP), as well as the termination of two legacy U.S. distribution agreements acquired as part of our Novartis Animal Health acquisition.

Nine months ended September 30, 2018 vs. nine months ended September 30, 2017
Total revenue increased $132.8 million or 6% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, reflecting a 1% favorable foreign exchange rate impact, a 3% increase due to higher realized prices and a 2% increase due to higher volumes.
In summary, the total revenue increase was due primarily to:

•	an increase in revenue of $22.9 million due to the positive impact of foreign exchange rates;

•	an increase in revenue of $79.6 million or 15% from CA Disease Prevention products, excluding the impact foreign exchange rates;

•	an increase in revenue of $24.3 million or 13% from CA Therapeutics products, excluding the impact of foreign exchange rates;

•	an increase in revenue of $39.4 million or 9% from FA Future Protein & Health products, excluding the impact of foreign exchange rates;

•	an increase in revenue of $17.7 million or 2% from FA Ruminants & Swine, excluding the impact of foreign exchange rates; and
partially offset by:

•	a decrease in revenue of $51.1 million from Strategic Exits, excluding the impact of foreign exchange rates.
The detailed change in revenue by product category was as follows:

•
CA Disease Prevention revenue increased by $84.2 million or 16% due primarily to the continued uptake of Credelio and Interceptor Plus, as well as realized price increases primarily impacting Trifexis, Capstar and Comfortis, partially offset by competition in certain parasiticides, primarily impacting Trifexis and Comfortis.

•
CA Therapeutics revenue increased by $29.3 million or 16% due primarily to the continued uptake of Galliprant and Osurnia, as well as increased demand for Atopica and Onsior, partially offset by a temporary supply shortage of Percorten V used for the treatment of canine Addison’s Disease.

•	FA Future Protein & Health revenue increased by $46.1 million or 10% due primarily to the launch of Imvixa and the growth in poultry animal-only antibiotics and AviPro.

•	FA Ruminants & Swine revenue increased by $23.8 million or 3% due primarily to growth in animal-only and shared-class antibiotics, offset by competition from generic ractopamine based products.

•
Strategic Exits revenue decreased by $50.6 million or 42% due to reduced revenue from a temporary contract manufacturing arrangement as part of the acquisition of BIVIVP, as well as the termination in the third quarter of 2017 of a legacy U.S. distribution agreement acquired as part of our Novartis Animal Health acquisition.

Costs and Expenses and Other
Cost of sales
Three months ended September 30, 2018 vs. three months ended September 30, 2017
Cost of sales decreased $6.4 million in the three months ended September 30, 2018 as compared to three months ended September 30, 2017 due primarily to the mix of products sold, the results of the manufacturing productivity agenda and non-recurring costs in 2017 associated with purchase accounting charges from the acquisition of BIVIVP related to the fair value adjustments of inventory acquired that was subsequently sold, partially offset by costs related to increased volume of products sold and various cost increases.
Nine months ended September 30, 2018 vs. nine months ended September 30, 2017
Cost of sales increased $72.4 million in the nine months ended September 30, 2018 as compared to nine months ended September 30, 2017 primarily due to costs related to increased volume of products sold, the write-off of inventory primarily related to the suspension of activities for Imrestor and various cost increases, partially offset by non-recurring costs in 2017 associated with purchase accounting charges from the acquisition of BIVIVP related to the fair value adjustments of inventory acquired that was subsequently sold.
Research and development
Three months ended September 30, 2018 vs. months ended September 30, 2017
R&D expenses decreased $3.0 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 due primarily to normal project spend fluctuations and restructuring savings.
Nine months ended September 30, 2018 vs. nine months ended September 30, 2017
R&D expenses decreased $4.2 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 due primarily to site closures and headcount reductions in early 2017.
Marketing, selling and administrative
Three months ended September 30, 2018 vs. three months ended September 30, 2017
Marketing, selling and administrative expenses decreased $15.7 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 due primarily to productivity initiatives and cost control measures across these functions.

Nine months ended September 30, 2018 vs. nine months ended September 30, 2017
Marketing, selling and administrative expenses decreased $32.9 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 due primarily to productivity initiatives and reduced direct to consumer programs.
Amortization of intangible assets
Three months ended September 30, 2018 vs. three months ended September 30, 2017
Amortization of intangible assets decreased $2.9 million for the three months ended September 30 2018 as compared to the three months ended September 30, 2017 due primarily to the acceleration of amortization related to certain product exits in 2017.
Nine months ended September 30, 2018 vs. nine months ended September 30, 2017
Amortization of intangible assets decreased $13.7 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 due primarily to the acceleration of amortization related to certain product exits in 2017.
Asset impairment, restructuring and other special charges
For additional information regarding our asset impairment, restructuring and other special charges, see Note 6: Asset Impairment, Restructuring and Other Special Charges to our unaudited condensed consolidated and combined financial statements.
Three months ended September 30, 2018 vs. three months ended September 30, 2017
Asset impairment, restructuring and other special charges decreased $11.3 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 primarily due to decreased severance, integration and exit costs, partially offset by higher asset impairments.
Nine months ended September 30, 2018 vs. nine months ended September 30, 2017
Asset impairment, restructuring and other special charges decreased $106.5 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 primarily due to a decrease in severance, integration and exit costs, partially offset by an increase in asset impairments and a gain on disposal of a site that was previously closed as part of the acquisition and integration of Novartis Animal Health in 2017.
Income tax expense
Three months ended September 30, 2018 vs. three months ended September 30, 2017
Income tax expense increased $7.0 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 primarily due to an increase in pretax earnings offset by a decrease in the U.S. valuation allowance related to utilization of prior years' net operating losses.
Nine months ended September 30, 2018 vs. nine months ended September 30, 2017
Income tax expense decreased $25.8 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 primarily due to a decrease in the U.S. valuation allowance related to the utilization of prior years' net operating losses.
Liquidity and Capital
We historically participated in Lilly’s centralized treasury management system, including centralized cash pooling and overall financing arrangements. We have generated and expect to continue to generate positive cash flows from operations. In connection with the IPO, we entered into various long-term debt agreements as described below.
Our primary sources of liquidity are cash on hand, cash flows from operations and funds available under our Credit Facilities. As a significant portion of our business is conducted outside the U.S., we hold a significant portion of cash outside of the U.S. We monitor and adjust the amount of foreign cash based on projected cash flow requirements. Our ability to use foreign cash to fund cash flow requirements in the U.S. may be impacted by local regulations and, to a lesser extent, following U.S. tax reforms, the income taxes associated with transferring cash to the U.S. As our structure evolves as a standalone company, we may change that strategy, particularly to the extent we identify tax efficient reinvestment alternatives for our foreign earnings or change our cash management strategy.
Our principal liquidity needs going forward include funding existing marketed and pipeline products, capital expenditures, business development in our targeted areas, interest expense and an anticipated dividend. We believe our cash and cash equivalents on hand, our operating cash flows and our existing financing arrangements will be sufficient to support our cash needs for the foreseeable future, including for at least the next 12 months.
Our ability to meet future funding requirements may be impacted by macroeconomic, business and financial volatility. As markets change, we will continue to monitor our liquidity position. However, a challenging economic environment or an economic downturn may impact our liquidity or ability to obtain future financing. See Forward-Looking Statements.
Cash Flows
The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented:

	Nine Months Ended September 30,		%
Net cash provided by (used in):	2018	2017	Change
Operating activities	$347.8	$167.1	108%
Investing activities	(78.9)	(929.1)	(92)%
Financing activities	327.2	843.5	(61)%
Effect of exchange-rate changes on cash and cash equivalents	15.4	3.3	367%
Net increase in cash, cash equivalents and restricted cash	$611.5	$84.8	621%
Operating activities
Our cash flow from operating activities increased by $180.7 million from $167.1 million for the nine months ended September 30, 2017 to $347.8 million for the nine months ended September 30, 2018.  The increase is a result of an increase in net income, which was partially offset by cash used to finance working capital.
Investing activities
Our cash flow used in investing activities decreased from $929.1 million for the nine months ended September 30, 2017 to $78.9 million for the nine months ended September 30, 2018. Our cash used in investing activities for the nine months ended September 30, 2017 included $882.1 million related to the acquisition of BIVIVP. This decrease was offset by a net increase of $42.6 million in capital expenditures from 2017 to 2018.
Financing activities
Our cash provided by financing activities decreased from $843.5 million for the nine months ended September 30, 2017 to $327.2 million for the nine months ended September 30, 2018. The cash flows in 2017 relate to net cash provided by transactions with Lilly of $844.0 million compared to cash used in transactions with Lilly of $247.4 million in 2018, a reduction in financing of cash flows between periods of $1.1 billion. This was offset by the net cash provided from the financing transactions related to the Separation including the proceeds from long-term debt and our IPO, which was only partially offset by the consideration paid to Lilly in connection with the Separation. The remainder of the proceeds from the financing related to the Separation will be paid to Lilly in future periods and is reflected as restricted cash in our consolidated balance sheet.
Description of Indebtedness
During the three months ended September 30, 2018, we issued $2.0 billion of senior notes, entered into a $500.0 million three-year term loan, and entered into five-year $750.0 million senior unsecured revolving credit facility. For more information, see Note 8: Debt in our unaudited condensed consolidated and combined financial statements.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements that currently have a material effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies
The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There are certain of our accounting policies that are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our IPO Prospectus. There have been no significant changes in the application of our critical accounting policies during 2018.
Contractual Obligations
See Contractual Obligations included in our IPO Prospectus. During the nine months ended September 30, 2018, we issued $2.0 billion of senior notes, entered into a $500.0 million three-year term loan, and entered into five-year $750.0 million senior unsecured revolving credit facility. For more information, see Note 8: Debt in our unaudited condensed consolidated and combined financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Risk
We operate on a global basis and are exposed to the risk that our earnings, cash flows and equity could be adversely impacted by fluctuations in foreign exchange rates. We are primarily exposed to foreign exchange risk with respect to net assets denominated in the Euro, British pound, Canadian dollar, Australian dollar and Brazilian real. Lilly maintains a foreign currency risk management program through a central shared entity, which enters into derivative contracts to hedge foreign currency risk associated with forecasted transactions for the entire company, including historically for our operations. Gains and losses on derivative contracts entered into by Lilly have been allocated to our results to the extent they were to cover exposure related to our business and offset gains and losses on underlying foreign currency exposures. Following the Separation, we intend to implement our own foreign currency risk management program.
We also face currency exposure that arises from translating the results of our global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. We may enter into foreign currency forward or option derivative contracts to reduce the effect of fluctuating currency exchange rates in future periods, but our historical results do not reflect the impact of any such derivatives related to our exposure to foreign currency impacts on translation.
We estimate that a hypothetical 10% adverse movement in all foreign currency exchange rates related to the translation of the results of our foreign operations would decrease our net income by approximately $12.0 million for the nine months ended September 30, 2018.
Interest Risk
We are exposed to interest rate risk on the long-term debt we entered into in connection with our IPO. Prior to our IPO, we did not have any interest rate exposure. We have cash flow risk associated with our $500.0 million of borrowings that pay interest based on variable rates. We actively monitor our exposure and will enter into financial instrument to fix the interest rate based on our assessment of the risk.
Recently Issued Accounting Pronouncements
For discussion of our new accounting standards, see Note 4: Implementation of New Financial Accounting Pronouncements to our unaudited condensed consolidated and combined financial statements.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures. Under applicable SEC regulations, management of a reporting company, with the participation of the principal executive officer and principal financial officer, must periodically evaluate the company’s “disclosure controls and procedures,” which are defined generally as controls and other procedures of a reporting company designed to ensure that information required to be disclosed by the reporting company in its periodic reports filed with the SEC (such as this Form 10-Q) is recorded, processed, summarized, and reported on a timely basis.
Our management, with the participation of Jeff Simmons, president and chief executive officer, and Todd Young, executive vice president and chief financial officer, evaluated our disclosure controls and procedures as of September 30, 2018. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective.

(b)Changes in Internal Controls. During the third quarter of 2018, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. Other Information
Item 1. Legal Proceedings
(none)
Item 1A. Risk Factors
Our material risk factors are disclosed in our IPO Prospectus. There have been no material changes from the risk factors previously disclosed in our IPO Prospectus.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from Registered Securities
On September 24, 2018, we completed our IPO resulting in the issuance of 72.3 million shares of our common stock at a price to the public of $24.00 per share, which number of shares included the underwriters’ exercise in full of their option to purchase up to an additional 9.4 million shares of common stock at the IPO price, less underwriting discounts. The 72.3 million shares of our common stock sold in the IPO represent approximately 19.8% of our outstanding shares, while Lilly continues to own approximately 80.2% of our outstanding shares. The shares sold in the offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-226536), which was declared effective by the SEC as of September 19, 2018. The aggregate offering price of our common stock registered and sold under the registration statement was approximately $1,736.0 million (including the shares issued pursuant to the underwriters’ option to purchase additional shares). Our proceeds from the IPO were approximately $1,659.7 million, after deducting underwriting discounts and commissions of approximately $76.4 million. Goldman, Sachs & Co. LLC, J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC served as joint book-running managers and as representatives of the underwriters for the IPO. The offering commenced on September 19, 2018 and did not terminate before all of the securities registered in the registration statement were sold.
As contemplated by the IPO Prospectus, we have paid, or will pay, to Lilly approximately $4.2 billion in connection with the Separation, which includes the net proceeds from the IPO. A portion of the aggregate payment to Lilly is currently retained by us and is reflected on our balance sheet as restricted cash.
There has been no material change in the planned use of the IPO proceeds as described in the IPO Prospectus.
Item 3. Defaults Upon Senior Securities
(none)
Item 4. Mine Safety Disclosures
(none)
Item 5. Other Information
(none)
Item 6. Exhibits
The following exhibits are either filed or furnished herewith (as applicable) or, if so indicated, incorporated by reference to the documents indicated in parentheses, which have previously been filed or furnished with the Securities and Exchange Commission.

Exhibit Number	Description
3.1
Amended and Restated Articles of Incorporation of Elanco Animal Health Incorporated, effective September 18, 2018 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on September 26, 2018).

3.2
Amended and Restated Bylaws of Elanco Animal Health Incorporated, effective September 19, 2018 (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed with the SEC on September 26, 2018).

4.1
Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 of Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-226536) filed with the SEC on September 6, 2018).

4.2
Indenture, dated August 28, 2018, between Elanco Animal Health Incorporated and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-226536) filed with the SEC on September 6, 2018).

4.3
First Supplemental Indenture, dated August 28, 2018, between Elanco Animal Health Incorporated and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.3 of Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-226536) filed with the SEC on September 6, 2018).

10.1
Registration Rights Agreement, dated August 28, 2018, between Elanco Animal Health Incorporated and Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC, as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.4 of Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-226536) filed with the SEC on September 6, 2018).

10.2
Master Separation Agreement, dated September 24, 2018, between Eli Lilly and Company and Elanco Animal Health Incorporated (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on September 26, 2018).

10.3
Transitional Services Agreement, dated September 24, 2018, between Eli Lilly and Company and Elanco Animal Health Incorporated (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on September 26, 2018).

10.4
Tax Matters Agreement, dated September 24, 2018, between Eli Lilly and Company and Elanco Animal Health Incorporated (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on September 26, 2018).

10.5
Employee Matters Agreement, dated September 24, 2018, between Eli Lilly and Company and Elanco Animal Health Incorporated (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the SEC on September 26, 2018).

10.6
Toll Manufacturing and Supply Agreement, dated September 24, 2018, between Eli Lilly Export S.A. and Elanco UK AH Limited (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the SEC on September 26, 2018).

10.7
Registration Rights Agreement, dated September 24, 2018, between Eli Lilly and Company and Elanco Animal Health Incorporated (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed with the SEC on September 26, 2018).

10.8
Transitional Trademark License Agreement, dated September 24, 2018, among Eli Lilly and Company, Elanco Animal Health Incorporated and Elanco US Inc. (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K filed with the SEC on September 26, 2018).

10.9
Intellectual Property and Technology License Agreement, dated September 24, 2018, among Eli Lilly and Company, Elanco Animal Health Incorporated and Elanco US Inc. (incorporated by reference to Exhibit 10.8 of the Current Report on Form 8-K filed with the SEC on September 26, 2018).

10.10
Revolving Loan Credit Agreement, dated as of September 5, 2018, among Elanco Animal Health Incorporated, as borrower, JPMorgan Chase Bank, N.A., as administrative agent and the other Lenders party thereto (incorporated by reference to Exhibit 10.24 of Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-226536) filed with the SEC on September 6, 2018).

10.11
Term Loan Credit Agreement, dated as of September 5, 2018, among Elanco Animal Health Incorporated, as borrower, JPMorgan Chase Bank, N.A., as administrative agent and the other Lenders party thereto (incorporated by reference to Exhibit 10.25 of Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-226536) filed with the SEC on September 6, 2018).

10.12	2018 Elanco Stock Plan (incorporated by reference to Exhibit 4.3 of Registration Statement on Form S-8 (Registration No. 333-227447) filed with the SEC on September 20, 2018).
10.13
Elanco Animal Health Incorporated Directors’ Deferral Plan (incorporated by reference to Exhibit 4.4 of Registration Statement on Form S-8 (Registration No. 333-227447) filed with the SEC on September 20, 2018).

31.1
Section 302 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2
Section 302 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	Interactive Data Files.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ELANCO ANIMAL HEALTH INCORPORATED
(Registrant)

Date:	November 8, 2018	/s/ Jeff Simmons
Jeff Simmons
President and Chief Executive Officer
Date:	November 8, 2018	/s/ James Meer
James Meer
Chief Accounting Officer