Form 10-Q
period 2019-03-31
Elanco Animal Health Inc
filed 2019-05-14
CIK 1739104

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	ELAN	New York Stock Exchange
The number of shares of common stock outstanding as of May 10, 2019 were 365,707,234

Elanco Animal Health Incorporated
Form 10-Q
For the Quarter Ended March 31, 2019

Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the federal securities laws. This quarterly report contains forward-looking statements, including, without limitation, statements concerning our estimated "stand up" costs, our estimated interest expense, our industry and our operations, performance and financial condition, including in particular, statements relating to our business, growth strategies, product development efforts and future expenses.
Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national, or global political, economic, business, competitive, market, and regulatory conditions, including but not limited to the following:

•	heightened competition, including from innovation or generics;

•	the impact of disruptive innovations and advances in veterinary medical practices, animal health technologies and alternatives to animal-derived protein;

•	changes in regulatory restrictions on the use of antibiotics in food animals;

•	impact of generic products;

•	our ability to implement our business strategies or achieve targeted cost efficiencies and gross margin improvements;

•	consolidation of our customers and distributors;

•	an outbreak of infectious disease carried by food animals;

•	the success of our R&D and licensing efforts;

•	our ability to complete acquisitions and successfully integrate the businesses we acquire;

•	misuse or off-label use of our products;

•	unanticipated safety, quality or efficacy concerns associated with our products;

•	the impact of weather conditions and the availability of natural resources;

•	risks related to our presence in emerging markets;

•	changes in U.S. foreign trade policy, imposition of tariffs or trade disputes;

•	the impact of global macroeconomic conditions; and

•
the effect on our business of the transactions involving the separation of our business from that of Eli Lilly & Co. (Lilly) and the distribution of Lilly's interest in us to its shareholders through an exchange offer consummated on March 11, 2019.

See “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (SEC) and Item 1A, "Risk Factors," of Part II of this Quarterly Report on Form 10-Q, for a further description of these and other factors. Although we have attempted to identify important risk factors, there may be other risk factors not presently known to us or that we presently believe are not material that could cause actual results and developments to differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report. If any of these risks materialize, or if any of the above assumptions underlying forward-looking statements prove incorrect, actual results and developments may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report. For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this quarterly report. Any forward-looking statement made by us in this quarterly report speaks only as of the date hereof. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or to revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such, and should be viewed as historical data.

PART I. Financial Information
Item 1. Financial Statements
Elanco Animal Health Incorporated
Unaudited Condensed Consolidated and Combined Statements of Operations
(Dollars and shares in millions, except per-share data)

	Three Months Ended March 31,
	2019	2018
Revenue	$731.1	$736.2
Costs, expenses and other:
Cost of sales	343.8	360.0
Research and development	64.1	65.2
Marketing, selling and administrative	181.1	180.0
Amortization of intangible assets	49.0	49.2
Asset impairments, restructuring and other special charges (Note 6)	24.9	2.4
Interest expense, net of capitalized interest	20.8	—
Other–net, expense	2.6	1.9
	686.3	658.7
Income before income taxes	44.8	77.5
Income tax expense	13.3	4.8
Net income	$31.5	$72.7

Earnings per share:
Basic	$0.09	$0.25
Diluted	$0.09	$0.25
Weighted average shares outstanding:
Basic	365.7	293.3
Diluted	366.0	293.3
See notes to unaudited condensed consolidated and combined financial statements.

Elanco Animal Health Incorporated
Unaudited Condensed Consolidated and Combined Statements of Comprehensive Income
(Dollars in millions)

	Three Months Ended March 31,
	2019	2018
Net income	$31.5	$72.7
Other comprehensive income (loss):
Foreign currency translation	(30.2)	119.2
Defined benefit pension and retiree health benefit plans, net of taxes	2.0	(0.6)
Other comprehensive income (loss), net of tax	(28.2)	118.6
Comprehensive income	$3.3	$191.3
See notes to unaudited condensed consolidated and combined financial statements.

Elanco Animal Health Incorporated
Condensed Consolidated Balance Sheets
(Dollars in millions)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$272.1	$474.8
Accounts receivable, net of allowances of $8.3 (2019) and $8.4 (2018)	684.1	651.8
Other receivables	107.8	57.6
Inventories (Note 7)	1,035.5	1,004.1
Prepaid expenses and other	114.8	113.9
Receivable from Lilly (Note 15)	35.5	—
Restricted cash (Note 15)	28.5	202.7
Total current assets	2,278.3	2,504.9
Noncurrent Assets
Goodwill	2,933.1	2,958.0
Other intangibles, net	2,386.5	2,453.0
Other noncurrent assets	219.3	118.4
Property and equipment, net of accumulated depreciation $909.3 (2019) and $878.6 (2018)	930.2	922.4
Total assets	$8,747.4	$8,956.7
Liabilities and Equity
Current Liabilities
Accounts payable	$252.1	$205.2
Employee compensation	64.2	98.9
Sales rebates and discounts	171.7	169.9
Current portion of long-term debt (Note 8)	29.0	29.0
Other current liabilities	191.2	199.0
Payable to Lilly (Note 15)	—	268.7
Total current liabilities	708.2	970.7
Noncurrent Liabilities
Long-term debt (Note 8)	2,436.6	2,443.3
Accrued retirement benefits	106.2	109.1
Deferred taxes (Note 11)	131.8	114.6
Other noncurrent liabilities	168.4	121.5
Total liabilities	3,551.2	3,759.2
Commitments and Contingencies (Note 12)	—	—
Equity
Common stock, no par value, 5,000,000,000 shares authorized, 365,702,757 and 365,643,911 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	5,398.7	5,403.3
Retained earnings	47.9	16.4
Accumulated other comprehensive loss	(250.4)	(222.2)
Total equity	5,196.2	5,197.5
Total liabilities and equity	$8,747.4	$8,956.7
See notes to unaudited condensed consolidated and combined financial statements.

Elanco Animal Health Incorporated
Unaudited Condensed Consolidated and Combined Statements of Equity
(Dollars and shares in millions)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Additional Paid-in Capital	Net Parent Company Investment	Retained Earnings	Foreign Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Total	Total Equity
December 31, 2017	293.3	$—	$—	$8,036.9	$—	$(227.2)	$(29.4)	$(256.6)	$7,780.3
Adoption of Accounting Standards Update 2016-16	—	—	—	(0.3)	—	—	—	—	(0.3)
Net income	—	—	—	72.7	—	—	—	—	72.7
Other comprehensive income (loss), net of tax	—	—	—	—	—	119.2	(0.6)	118.6	118.6
Transfers (to)/from Lilly, net(1)	—	—	—	(69.2)	—	—	—	—	(69.2)
March 31, 2018	293.3	$—	$—	$8,040.1	$—	$(108.0)	$(30.0)	$(138.0)	$7,902.1

December 31, 2018	365.6	$—	$5,403.3	$—	$16.4	$(218.2)	$(4.0)	$(222.2)	$5,197.5
Net income	—	—	—	—	31.5	—	—	—	31.5
Other comprehensive income (loss), net of tax	—	—	—	—	—	(30.2)	2.0	(28.2)	(28.2)
Net capital contributions from/(distributions to) Lilly(1)	—	—	(7.0)	—	—	—	—	—	(7.0)
Stock compensation	—	—	2.4	—	—	—	—	—	2.4
Issuance of stock under employee stock plans, net	0.1	—	—	—	—	—	—	—	—
March 31, 2019	365.7	$—	$5,398.7	$—	$47.9	$(248.4)	$(2.0)	$(250.4)	$5,196.2
(1) See Note 15: Related Party Agreements and Transactions for further discussion.

See notes to unaudited condensed consolidated and combined financial statements.

Elanco Animal Health Incorporated
Unaudited Condensed Consolidated and Combined Statements of Cash Flows
(Dollars in millions)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities
Net income	$31.5	$72.7
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and amortization	83.1	74.3
Change in deferred income taxes	16.3	(2.4)
Stock-based compensation expense	7.7	6.9
Asset impairment charges	4.0	—
Other changes in operating assets and liabilities	(127.6)	(105.9)
Other non-cash operating activities, net	(9.4)	1.4
Net Cash Provided by Operating Activities	5.6	47.0
Cash Flows from Investing Activities
Net purchases of property and equipment	(28.0)	(32.7)
Other investing activities, net	(0.5)	(1.7)
Net Cash Used for Investing Activities	(28.5)	(34.4)
Cash Flows from Financing Activities
Repayments of borrowings (Note 8)	(7.5)	—
Consideration paid to Lilly in connection with the Separation (Note 1)	(175.1)	—
Other net financing transactions with Lilly	(156.4)	(76.1)
Other financing activities, net	(0.5)	(0.4)
Net Cash Used for Financing Activities	(339.5)	(76.5)
Effect of exchange rate changes on cash and cash equivalents	(14.5)	3.9
Net decrease in cash, cash equivalents and restricted cash	(376.9)	(60.0)
Cash, cash equivalents and restricted cash at January 1	677.5	323.4
Cash, cash equivalents and restricted cash at March 31	$300.6	$263.4

	March 31,
	2019	2018
Cash and cash equivalents	$272.1	$263.4
Restricted cash (Note 15)	28.5	—
Cash, cash equivalents and restricted cash at March 31	$300.6	$263.4
See notes to unaudited condensed consolidated and combined financial statements.

Elanco Animal Health Incorporated
Notes to Unaudited Condensed Consolidated and Combined Financial Statements
(Tables present dollars in millions, except per-share data)
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
On September 24, 2018, Elanco Parent completed an initial public offering resulting in the issuance of 72.3 million shares of its common stock (including shares issued pursuant to the underwriters’ option to purchase additional shares), which represented 19.8% of the outstanding shares, at $24 per share (IPO) for a total net proceeds, after underwriting discounts and commissions, of $1.7 billion.  In connection with the completion of the IPO, through a series of equity and other transactions, Lilly transferred to Elanco Parent the animal health businesses that form its business going forward. In exchange Elanco Parent has paid, or will pay, to Lilly approximately $4.2 billion, which includes the net proceeds from the IPO, the net proceeds from the debt offering completed by Elanco Parent in August 2018 and the term loan facility entered into by Elanco Parent in September 2018 (see Note 8). These transactions are collectively referred to herein as the Separation.
On February 8, 2019, Lilly announced an exchange offer whereby Lilly shareholders could exchange all or a portion of Lilly common stock for shares of Elanco common stock owned by Lilly. The disposition of Elanco shares was completed on March 11, 2019 and resulted in the full separation of Elanco and disposal of Lilly's entire ownership and voting interest in Elanco.
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
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our combined financial statements and accompanying notes for the year ended December 31, 2018 included in our Annual Report on Form 10-K filed with the SEC on February 20, 2019.
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
The combined financial statements include the attribution of certain assets and liabilities that historically have been held at the Lilly corporate level but which are specifically identifiable or attributable to the businesses that have been transferred to Elanco Parent. All intercompany transactions and accounts within Elanco have been eliminated. All transactions between us and Lilly are considered to be effectively settled in the combined financial statements at the time the intercompany transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the combined statements of cash flows as a financing activity and in the condensed consolidated and combined statement of equity as net parent company investment.
Prior to Separation, these combined financial statements include an allocation of expenses related to certain Lilly corporate functions, including executive oversight, treasury, legal, finance, human resources, tax, internal audit, financial reporting, information technology and investor relations, prior to IPO. These expenses have been allocated to us based on direct usage or benefit where specifically identifiable, with the remainder allocated primarily on a pro rata basis of revenue, headcount and other measures. We consider the expenses methodology and results to be reasonable for all periods presented. However, the allocations may not be indicative of the actual expense that would have been incurred had we operated as an independent, publicly traded company for the periods presented. It is impractical to estimate what the standalone costs of Elanco would have been in the historical periods. After the Separation, a Transitional Services Agreement (TSA) between Lilly and Elanco went into effect. Under the terms of the TSA, we will be able to use these Lilly services for a fixed term established on a service-by-service basis. We are paying Lilly mutually agreed upon fees for the Lilly services provided under the TSA. Our consolidated and combined financial statements reflect the charges for Lilly services after the IPO. See Note 15 for additional details.
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
Prior to Separation, Lilly maintained various benefit and combined stock-based compensation plans at a corporate level and other benefit plans at a country level. Our employees participated in such programs and the portion of the cost of those plans related to our employees is included in our financial statements. However, the condensed balance sheets do not include any equity issued related to stock-based compensation plans or any net benefit plan obligations unless the benefit plan covers only our dedicated employees or where the legal obligation associated with the benefit plan transferred to Elanco. Upon Lilly's full divestiture of Elanco in March 2019, all Lilly share-based awards held by our employees were converted into awards that will be settled in Elanco shares.
Prior to Separation, the equity balance in the combined financial statements represents the excess of total assets over liabilities, including intercompany balances between Elanco and Lilly (net parent company investment) and accumulated other comprehensive income/(loss). Net parent company investment is primarily impacted by contributions from Lilly which are the result of treasury activities and net funding provided by or distributed to Lilly. See Note 15 for further information.
Note 3. Impact of Separation
In connection with the Separation, we issued $2.0 billion aggregate principal amount of senior notes in a private placement, and we also entered into a $750.0 million senior unsecured revolving credit facility and $500.0 million senior unsecured term credit facility. In connection with the Separation, we entered into various agreements with Lilly, including a master separation agreement, a tax matters agreement and a transitional services agreement.
We will continue to have certain ongoing relationships with Lilly as described in Note 15.

Note 4. Implementation of New Financial Accounting Pronouncements
The following table provides a brief description of the accounting standard that was effective January 1, 2019 and was adopted on that date:

Standard	Description	Effect on the financial statements or other significant matters
Accounting Standards Update 2016-02, Leases
This standard was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities, including leases classified as operating leases under previous GAAP, on the balance sheet and requiring additional disclosures about leasing arrangements.

We adopted the standard on January 1, 2019 using the modified retrospective approach, applied at the beginning of the period of adoption, and we elected the package of transition practical expedients. Upon adoption of the standard, we recorded $84.9 million of right-of-use assets and $85.3 million of operating lease liabilities on our consolidated balance sheet. Adoption of this standard did not have a material impact on our consolidated statement of operations for the three months ended March 31, 2019. See Note 10: Leases for further information.

The following table provides a brief description of the accounting standards that have not yet been adopted and could have a material effect on the consolidated financial statements:

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This standard modifies the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses.
		This standard is effective January 1, 2020, with early adoption permitted. We intend to adopt this standard on that date.	We are currently evaluating the effect of this standard on our financial statements.
Accounting Standards Update 2018-15, Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract

This guidance aligns the requirements for capitalizing implementation costs incurred in a cloud-based hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.
		This standard is effective January 1, 2020, with early adoption permitted. We intend to adopt this standard on that date.	We are currently evaluating the effect of this standard on our financial statements.
Note 5. Revenue
Product Sales
We recognize revenue primarily from product sales to customers. Revenue from sales of products is recognized at the point where the customer obtains control of the goods and we satisfy our performance obligation, which generally is at the time we ship the product to the customer. Payment terms differ by jurisdiction and customer, but payment terms in most of our major jurisdictions typically range from 30 to 100 days from date of shipment. Revenue for our product sales has not been adjusted for the effects of a financing component as we expect, at contract inception, that the period between when we transfer control of the product and when we receive payment will be one year or less. Any exceptions are either not material or we collect interest for payments made after the due date. Provisions for rebates and discounts, and returns are established in the same period the related sales are recognized. We generally ship product shortly after orders are received; therefore, we generally only have a few days of orders received but not yet shipped at the end of any reporting period. Shipping and handling activities are considered to be fulfillment activities and are not considered to be a separate performance obligation. We exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are imposed on our sales of product and collected from a customer.
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

•
In determining the appropriate accrual amount, we consider our historical experience with similar incentives programs and current sales data to estimate the impact of such programs on revenue and continually monitor the impact of this experience and adjust as necessary. Although we accrue a liability for rebates related to these programs at the time the sale is recorded, the rebate related to that sale is typically paid up to six months after the rebate or incentive period expires. Because of this time lag, in any particular period rebate adjustments may incorporate revisions of accruals for several periods.

Our sales rebates and discounts are based on specific agreements and the majority relate to sales in the U.S. As of March 31, 2019 and 2018, liability for sales rebates and discounts in the U.S. represents approximately 72% and 69%, respectively, of our total liability with the next largest country representing approximately 8% and 7%, respectively, of our total liability.
The following table summarizes the activity in the sales rebates and discounts liability in the U.S.:

	Three Months Ended March 31,
	2019	2018
Beginning balance	$118.5	$114.8
Reduction of revenue	65.7	44.5
Payments	(64.2)	(68.2)
Ending balance	$120.0	$91.1
Adjustments to revenue recognized as a result of changes in estimates for the judgments described above during the three months ended March 31, 2019 and 2018 for product shipped in previous periods were not material.
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

•
Actual product returns were approximately 0.3% and 0.2% of net revenue for the three months ended March 31, 2019 and 2018, respectively, and have not fluctuated significantly as a percentage of revenue.

Disaggregation of Revenue
The following table summarizes our revenue disaggregated by product category:

	Three Months Ended March 31,
	2019	2018
Companion Animal Disease Prevention	$185.9	$201.3
Companion Animal Therapeutics	81.4	62.3
Food Animal Future Protein & Health	167.2	166.7
Food Animal Ruminants & Swine	274.1	282.5
Strategic Exits(1)	22.5	23.4
Revenue	$731.1	$736.2
(1) Represents revenue from business activities we have either exited or made a strategic decision to exit.
Note 6. Asset Impairment, Restructuring and Other Special Charges
Our total charges related to asset impairment, restructuring and other special charges, including integration of acquired businesses, in the unaudited condensed consolidated and combined statements of operations consisted of the following:

	Three Months Ended March 31,
	2019	2018
Cash expense:
Severance and other	$0.5	$0.1
Integration	20.4	2.8
Facility exit costs	—	(0.5)
Total cash expense	20.9	2.4
Non-cash expense:
Asset impairment	4.0	—
Total non-cash expense	4.0	—
Total expense	$24.9	$2.4
Restructuring
We historically participated in Lilly's cost-reduction initiatives, which resulted in restructuring charges in the period prior to our IPO. The restructuring costs include severance and other costs incurred as a result of actions taken to reduce our cost structure.
Integration
Integration and other costs primarily represent costs related to our integration efforts as a result of our acquired businesses and costs to stand our organization up to be an independent company.
Facility exit costs
Facility exit costs primarily represent contract termination costs and reserves for costs related to facilities which we have exited.
Asset impairment
Asset impairment recognized during the three months ended March 31, 2019 resulted from the adjustment to fair value of intangible assets that were subject to product rationalization.

The following table summarizes the activity in our reserves established in connection with these restructuring activities:

	Facility exit costs	Severance	Total
Balance at December 31, 2017	$34.9	$43.1	$78.0
Charges	—	0.1	0.1
Reserve adjustments	(0.2)	—	(0.2)
Cash paid	(6.7)	(13.6)	(20.3)
Balance at March 31, 2018	$28.0	$29.6	$57.6

Balance at December 31, 2018	$9.3	$35.1	$44.4
Charges	—	0.5	0.5
Cash paid	(0.3)	(7.3)	(7.6)
Balance at March 31, 2019	$9.0	$28.3	$37.3
Substantially all of the reserves are expected to be paid in the next twelve months. We believe that the reserves are adequate.
Note 7. Inventories
We state all inventories at the lower of cost or net realizable value. We use the last-in, first-out (LIFO) method for a portion of our inventories located in the continental U.S. Other inventories are valued by the first-in, first-out (FIFO) method. FIFO cost approximates current replacement cost.
Inventories consisted of the following:

	March 31, 2019	December 31, 2018
Finished products	$415.5	$400.7
Work in process	580.5	570.4
Raw materials and supplies	83.7	80.4
Total (approximates replacement cost)	1,079.7	1,051.5
Decrease to LIFO cost	(44.2)	(47.4)
Inventories	$1,035.5	$1,004.1

Note 8. Debt
Long-term debt consisted of the following:

	March 31, 2019	December 31, 2018
Term credit facility	$485.0	$492.5
3.912% Senior Notes due 2021	500.0	500.0
4.272% Senior Notes due 2023	750.0	750.0
4.900% Senior Notes due 2028	750.0	750.0
Other obligations	0.3	0.5
Unamortized debt issuance costs	(19.7)	(20.7)
Total debt	2,465.6	2,472.3
Less current portion of long-term debt	29.0	29.0
Total long-term debt	$2,436.6	$2,443.3

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
As of March 31, 2019 and December 31, 2018, we had $15.7 million and $15.3 million, respectively, of equity method investments included in other noncurrent assets in our condensed consolidated balance sheet.
The following table summarizes the fair value information at March 31, 2019 and December 31, 2018 for contingent consideration liabilities and net investment hedge liability measured at fair value on a recurring basis in the respective balance sheet line items:

		Fair Value Measurements Using
Financial statement line item	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2019
Other current liabilities- contingent consideration	$(9.2)	$—	$—	$(9.2)	$(9.2)
Other noncurrent liabilities- contingent consideration	(67.7)	—	—	(67.7)	(67.7)
Other noncurrent assets/(liabilities) - cross currency interest rate contracts designated as net investment hedges	8.0	—	8.0	—	8.0
December 31, 2018
Other current liabilities- contingent consideration	$(5.1)	$—	$—	$(5.1)	$(5.1)
Other noncurrent liabilities- contingent consideration	(69.0)	—	—	(69.0)	(69.0)
Other noncurrent assets/(liabilities) - cross currency interest rate contracts designated as net investment hedges	(7.4)	—	(7.4)	—	(7.4)
We determine our Level 2 fair value measurements based on a market approach using quoted market values, significant other observable inputs for identical or comparable assets or liabilities, or discounted cash flow analysis.
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
We have long term debt of $2.5 billion that is recorded at amortized cost in our condensed consolidated balance sheet as of March 31, 2019 and December 31, 2018. We consider the carrying value of the long term debt to be representative of its fair value as of March 31, 2019 and December 31, 2018. The fair value of this long term debt is estimated based on quoted market prices of similar liabilities and is classified as Level 2.

In October 2018, we entered into a cross-currency fixed interest rate swap, 5-year, 750 million Swiss Franc (CHF), which is designated as a net investment hedge (NIH) against CHF denominated assets for which the fair value was estimated based on quoted market values of similar hedges and is classified as Level 2. The NIH is expected to generate approximately $25 million in cash and an offset to interest expense on an annual basis. During the three months ended March 31, 2019, our interest expense was offset by $6.1 million as a result of the NIH. Over the life of the derivative, gains or losses due to spot rate fluctuations are recorded in cumulative translation adjustment. During the three months ended March 31, 2019, we recorded a $12.2 million gain, net of tax, on the NIH, which is included in the change in the cumulative translation adjustment in other comprehensive income. There is a potential for significant 2023 settlement exposure as the U.S. dollar fluctuates against the Swiss Franc. The risk management objective is to manage foreign currency risk relating to net investments in certain CHF denominated assets. Changes in fair value of the derivative instruments are recognized in a component of Accumulated Other Comprehensive Loss to offset the changes in the values of the net investments being hedged.
Note 10. Leases
We determine if an arrangement is a lease at inception. We have operating leases for corporate offices, research and development facilities, vehicles, and equipment. Our leases have remaining lease terms of one to 10 years, some of which have options to extend or terminate the leases. Finance leases are included in property and equipment, current portion of long-term debt, and long-term debt in our condensed consolidated balance sheets. Finance leases are not material to our condensed consolidated statements of operations, condensed consolidated balance sheets, or condensed consolidated statements of cash flows. Beginning January 1, 2019, operating leases are included in noncurrent assets, other current liabilities, and other noncurrent liabilities in our consolidated balance sheets.
Right-of-use assets included in noncurrent assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate if it is readily determinable. The right-of-use asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain and there is a significant economic incentive to exercise that option.
Operating lease expense for right-of-use assets is recognized on a straight-line basis over the lease term. Variable lease payments, which represent lease payments that vary due to changes in facts or circumstances occurring after the commencement date other than the passage of time, are expensed in the period in which the obligation for these payments was incurred. Variable lease expense recognized in the three months ended March 31, 2019 was not material.
We elected not to apply the recognition requirements of ASC 842, Leases, to short-term leases, which are deemed to be leases with a lease term of 12 months or less. Instead, we recognized lease payments in the condensed consolidated statements of operations on a straight-line basis over the lease term and variable payments in the period in which the obligation for these payments was incurred. We elected this policy for all classes of underlying assets. Short-term lease expense recognized in the three months ended March 31, 2019 was not material. We elected not to apply the practical expedient related to the separation of lease and non-lease components or the practical expedient which allows entities to use hindsight when determining lease term.

The impact of operating leases to our condensed consolidated financial statements was as follows:

Three months ended March 31, 2019
Lease cost
Operating lease cost	$5.7
Short-term lease cost	0.2
Variable lease cost	0.5

Other information
Operating cash flows from operating leases	6.6
Right-of-use assets obtained in exchange for new operating lease liabilities	0.1
Weighted-average remaining lease term - operating leases	5 years
Weighted-average discount rate - operating leases	4.2%
Supplemental balance sheet information related to our operating leases is as follows:

	Balance Sheet Classification	March 31, 2019
Right-of-use assets	Other noncurrent assets	$80.7
Current operating lease liabilities	Other current liabilities	21.8
Non-current operating lease liabilities	Other noncurrent liabilities	59.4
As of March 31, 2019, the annual minimum lease payments of our operating lease liabilities were as follows:

Year 1	$24.6
Year 2	19.6
Year 3	12.7
Year 4	9.5
Year 5	7.7
After Year 5	16.7
Total lease payments	90.8
Less imputed interest	(9.6)
Total	$81.2
Note 11. Income Taxes

Provision for Taxes on Income	Three Months Ended March 31,
	2019	2018
Provision for Taxes on Income	$13.3	$4.8
Effective Tax Rate	29.7%	6.2%

During the periods presented in the consolidated and combined financial statements, our operations were generally included in the tax grouping of other Lilly entities within the respective entity's tax jurisdiction; however, in certain jurisdictions, we filed separate tax returns. Prior to the Separation, the income tax expense included in these financial statements has been calculated using the separate return basis as if Elanco filed separate tax returns.

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

For the three months ended March 31, 2019, we incurred $13.3 million of income tax expense. The effective rate for the three months ended March 31, 2019, of 29.7% was different from the statutory income tax rate primarily due to a one-time foreign exchange gain on the transfer of assets upon separation in addition to the impact of state income taxes.

For the three months ended March 31, 2018, we incurred $4.8 million of income tax expense. The effective tax rate for the three months ended March 31, 2018 of 6.2% was different from the statutory income tax rate primarily due to the benefit of releasing certain valuation allowances. These valuation allowances related to net operating losses generated in prior periods of Elanco’s separate company financial statements.  As of the separation, those net operating losses remained with, and were utilized by, Lilly.
Note 12. Contingencies
We are party to various legal actions in the normal course of business. In determining whether a pending matter is significant for financial reporting and disclosure purposes, we consider both quantitative and qualitative factors in order to assess materiality. We record a liability for claims to the extent that we can formulate a reasonable estimate of their costs and there is a reasonable probability of incurring significant costs or expenses. At March 31, 2019 and December 31, 2018, we had no liabilities established related to litigation as there were no significant claims which were probable and estimable. We have not historically had any significant litigation expense and are not currently subject to a significant claim.
Note 13. Geographic Information
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
Our products include Rumensin®, Optaflexx®, Denagard®, Tylan®, Maxiban® and other products for livestock and poultry, as well as Trifexis®, Interceptor®, Comfortis®, Galliprant® and other products for companion animals.

We have a single customer that accounted for 12.3% and 11.3% of revenue for the three months ended March 31, 2019 and 2018, respectively, and that represented accounts receivable of $83.5 million and $96.4 million as of March 31, 2019 and December 31, 2018, respectively.
We are exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates.
Selected geographic area information was as follows:

	Three Months Ended March 31,
	2019	2018
Revenue—to unaffiliated customers (1)
United States	$383.9	$360.0
International	347.2	376.2
Revenue	$731.1	$736.2

	March 31, 2019	December 31, 2018
Long-lived assets (2)
United States	$619.0	$602.6
United Kingdom	192.3	187.5
Other foreign countries	195.6	195.8
Long-lived assets	$1,006.9	$985.9
(1)    Revenue is attributed to the countries based on the location of the customer.
(2)    Long-lived assets consist of property and equipment, net, and certain noncurrent assets.
Note 14. Earnings Per Share
As discussed in Note 1, Elanco Parent was formed for the purpose of facilitating the IPO. Lilly held all shares of Elanco Parent from the time of formation until the IPO.
Prior to IPO, there were an aggregate of 293,290,000 shares of our common stock held by Lilly (which represents the 100 shares held by Lilly prior to giving effect to the 2,932,900-for-1 stock split that occurred on September 19, 2018). In connection with the completion of the IPO, an additional 72,335,000 shares were issued. Earnings per share was calculated based on the assumption that the shares held by Lilly were outstanding for all periods prior to IPO.
We compute basic earnings per share by dividing net earnings available to common shareholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted stock units and stock options converted their holdings into common stock.
Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and as such, these shares are not included in the calculation of diluted earnings per share. For the three months ended March 31, 2019, approximately 0.2 million of potential common shares were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.
Note 15. Related Party Agreements and Transactions
Transactions with Lilly Subsequent to Separation and Related to the Separation
Amounts due from/(due to) Lilly in connection with the Separation and agreed upon services were as follows:

	March 31, 2019	December 31, 2018
TSA	$(30.2)	$(28.0)
Other activities	94.2	(38.0)
Local country asset purchases	(28.5)	(202.7)
Total receivable from/(payable to) Lilly	$35.5	$(268.7)

As described in Note 1, we completed an IPO in September 2018 and Lilly fully divested of all ownership of Elanco in March 2019. In connection with the Separation, we entered into various agreements with Lilly related to the form of our separation and certain ongoing activities that will continue for a period of time. These included, among others, a master separation agreement (MSA), a transitional services agreement (TSA) and a tax matters agreement. In addition, there was a portion of our operations for which the legal transfer of our net assets did not occur prior to the Separation due to certain regulatory requirements in each of these countries.

Transitional Services Agreement (TSA)
Historically, Lilly has provided us significant shared services and resources related to corporate functions such as executive oversight, treasury, legal, finance, human resources, tax, internal audit, financial reporting, information technology and investor relations, which we refer to collectively as the "Lilly Services." Under the terms of the TSA, we will be able to use Lilly Services for a fixed term established on a service-by-service basis. We will pay Lilly mutually agreed-upon fees for the Lilly Services provided under the TSA, which will be based on Lilly's cost (including third-party costs) of providing the Lilly Services through March 31, 2021, and subject to a mark-up of 7% thereafter, with additional inflation-based escalation beginning January 1, 2022. The fees under the TSA became payable for all periods beginning after October 1, 2018.

Other Activities
We continue to share certain services and back office functions with Lilly, which in certain instances result in Lilly paying costs for Elanco (e.g., utilities, local country operating costs, etc.) that are then passed through to Elanco for reimbursement. These amounts are included in cash flows from operating activities in our condensed consolidated and combined statements of cash flows. In addition, we operate through a single treasury settlement process and prior to the local country asset purchases (as described below) continued to transact through Lilly's processes in certain instances. As a result of these activities, there were certain amounts of financing that occurred between Lilly and Elanco during the three-month period ended March 31, 2019. These amounts are included in cash flows from financing activities in our condensed consolidated and combined statements of cash flows.

Local Country Asset Purchases
The legal transfer of certain of our net assets did not occur prior to the Separation due to certain regulatory requirements in each of these countries. The related assets, liabilities, and results of operations have been reported in our condensed consolidated and combined financial statements, as we are responsible for the business activities conducted by Lilly on our behalf and are subject to the risks and entitled to the benefits generated by these operations and assets under the terms of the MSA. We held restricted cash, and the associated payable to Lilly, at the date of Separation to fund the acquisition of these assets. As of March 31, 2019, the majority of these assets have been legally acquired and the remainder are expected to be purchased during 2019.

Transactions with Lilly Prior to Separation

Prior to IPO, we did not operate as a standalone business and had various relationships with Lilly whereby Lilly provided services to us. The impact on our historical combined financial statements includes the following:

Transfers to/from Lilly, net
As discussed in Note 2: Basis of Presentation, net parent company investment is primarily impacted by contributions from Lilly which are the result of treasury activity and net funding provided by or distributed to Lilly. For the three months ended March 31, 2018, net transfers (to)/from Lilly were $(69.2) million. Activities that impacted the net transfers (to)/from Lilly include corporate overhead and other allocations, income taxes, retirement benefits, and centralized cash management.

Net capital contributions from/(distributions to) Lilly
For the three months ended March 31, 2019, net capital contributions from/(distributions to) Lilly were $(7.0) million.

Activities that impacted net capital contributions from/(distributions to) Lilly include income taxes, retirement benefits, and centralized cash management, prior to full separation.

Corporate overhead and other allocations
Prior to full separation, Lilly provided us certain services, including executive oversight, treasury, legal, finance, human resources, tax, internal audit, financial reporting, information technology and investor relations. We provide Lilly certain services related to manufacturing support. Our financial statements reflected an allocation of these costs. When specific identification is not practicable, the remainder have been allocated primarily on a proportional cost method on a basis of revenue or headcount.
The allocations of services from Lilly to us were reflected as follows in the consolidated and combined statements of operations:

	Three Months Ended March 31,
	2019	2018
Cost of sales	$—	$7.5
Research and development	—	0.8
Marketing, selling and administrative	—	27.3
Total	$—	$35.6

We provide Lilly certain services related to manufacturing support. Allocations of manufacturing support from us to Lilly were $1.2 million for the three months ended March 31, 2018, which reduced the cost of sales in the unaudited condensed consolidated and combined statements of operations.
The financial information herein may not necessarily reflect our consolidated financial position, results of operations and cash flows in the future or what they would have been if we had been a separate, standalone entity during the periods presented. Management believes that the methods used to allocate expenses are reasonable.
Stock-based Compensation
Prior to full separation, our employees participated in Lilly stock-based compensation plans, the costs of which were allocated to us and recorded in cost of sales, research and development, and marketing, selling and administrative expenses in the unaudited condensed consolidated and combined statements of operations. The costs of such plans related to our employees were $5.1 million and $6.9 million for the three months ended March 31, 2019 and 2018, respectively.
Retirement Benefits
Prior to full separation, our employees participated in defined benefit pension and other post retirement plans sponsored by Lilly, the costs and benefits of which were recorded in the unaudited condensed consolidated and combined statement of operations in cost of sales, research and development, and marketing, selling and administrative expenses. For the three months ended March 31, 2018, the benefit of such plans related to our employees was $0.6 million.
Centralized Cash Management
Lilly uses a centralized approach to cash management and financing of operations. Until Separation, the majority of our business was party to Lilly’s cash pooling arrangements to maximize Lilly's availability of cash for general operating and investing purposes. Under these cash pooling arrangements, cash balances were swept regularly from our accounts. Cash transfers to and from Lilly’s cash concentration accounts and the resulting balances at the end of each reporting period were reflected in net parent company investment in the condensed consolidated and combined statements of equity.
Debt
Lilly’s third-party debt and the related interest expense were not allocated to us for any of the periods presented as we were not the legal obligor of the debt and Lilly borrowings were not directly attributable to our business.

Other Related Party Transactions
We sell certain products to and receive certain goods and services from a customer/vendor, whose chairman and Chief Executive Officer is a member of Lilly's Board of Directors, which represented related party transactions prior to the full separation. These product sales resulted in revenue of $4.2 million and $5.5 million for the three months ended March 31, 2019 and 2018, respectively. The product sales resulted in accounts receivable of $1.2 million and $2.5 million at March 31, 2019 and December 31, 2018, respectively. The purchase of goods and services resulted in cost of sales and operating expenses of $1.5 million and $0.8 million for the three months ended March 31, 2019 and 2018, respectively. The purchase of goods and services resulted in accounts payable of $0.9 million and $0.7 million at March 31, 2019 and December 31, 2018, respectively.
Note 16. Subsequent Events
Aratana Acquisition
On April 26, 2019, we entered into an agreement (the Merger Agreement) to acquire Aratana Therapeutics, Inc. (Aratana). Aratana is a pet therapeutics company focused on innovative therapies for dogs and cats, and creator of the canine osteoarthritis medicine, Galliprant®, the rights to which we acquired in 2016. Subject to the terms and conditions set forth in the Merger Agreement, upon the consummation of the merger, each share of Aratana common stock will be converted into the right to receive 0.1481 shares of Elanco’s common stock plus one contingent value right, which shall represent the right to receive a contingent payment of $0.25 in cash upon the achievement of a specified milestone as outlined in the Merger Agreement. Based on the closing price of a share of Elanco common stock on April 24, 2019, the date on which the exchange ratio was set, the stock portion of the merger consideration represented approximately $234 million. The maximum aggregate contingent payment is approximately $12 million. The transaction is expected to close in the middle of 2019, subject to customary closing conditions, including the registration of shares of Elanco common stock issuable in the merger, receipt of regulatory approvals, and approval by the stockholders of Aratana.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tables present dollars in millions, except per-share data)
The management’s discussion and analysis of financial condition and results of operations is intended to assist the reader in understanding and assessing significant changes and trends related to our results of operations and financial position. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated and combined financial statements and accompanying footnotes in Item 1 of Part I of this Quarterly Report on Form 10-Q. Certain statements in this Item 2 of Part I of this Quarterly Report on Form 10-Q constitute forward-looking statements. Various risks and uncertainties, including those discussed in "Forward-Looking Statements" and Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018, may cause our actual results, financial position, and cash generated from operations to differ materially from these forward-looking statements.
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
On February 8, 2019, Lilly announced an exchange offer whereby Lilly shareholders could exchange all or a portion of Lilly common stock for shares of Elanco common stock owned by Lilly. On that date, we filed a Registration Statement on Form S-4 with the SEC in connection with that exchange offer. The disposition of Elanco shares was completed on March 11, 2019 and resulted in the full separation of Elanco and disposal of Lilly's entire ownership and voting interest in Elanco.
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
For the three months ended March 31, 2019 and 2018, our revenue was $731.1 million and $736.2 million, respectively. For the three months ended March 31, 2019 and 2018, our net income was $31.5 million and $72.7 million, respectively.
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
Factors influencing growth in demand for companion animal medicines and vaccines include:
• increased pet ownership globally;
• pets living longer; and
• increased pet spending as pets are viewed as members of the family by owners
Factors Affecting Our Results of Operations
Product Development and New Product Launches
A key element of our targeted value creation strategy is to drive growth through portfolio development and product innovation, primarily in our three targeted growth categories of CA Disease Prevention, CA Therapeutics and FA Future Protein & Health. Since 2015, we've launched 11 new products, five of which were launched in 2017 and 2018. Revenue from these product launches contributed $97.8 million to revenue for the three months ended March 31, 2019. We continue to pursue the development of new chemical and biological molecules through our approach to innovation. Our future growth and success depends on both our pipeline of new products, including new products that we may develop through joint ventures and products that we are able to obtain through license or acquisition, and the expansion of the use of our existing products. We believe we are an industry leader in animal health research and development (R&D), with a track record of product innovation, business development and commercialization.
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
Foreign Exchange Rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 90 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. During the three months ended March 31, 2019 and 2018, approximately 42% and 47%, respectively, of our revenue was denominated in foreign currencies. As we operate in multiple foreign currencies, including the Euro, British pound, Brazilian real, Australian dollar, Japanese yen, Canadian dollar, Chinese yuan, and other currencies, changes in those currencies relative to the U.S. dollar impact our revenue, cost of goods and expenses, and consequently, net income. These fluctuations may also affect the ability to buy and sell our products between markets impacted by significant exchange rate variances. There has been limited impact on our revenue due to currency movements during the three months ended March 31, 2019 and 2018.
Our Relationship with Lilly and Additional Standalone Costs
During the period prior to the IPO, our business operated soley as part of a division of Lilly. Our combined financial statements have been derived from Lilly’s consolidated financial statements and accounting records. Our combined financial statements reflect the financial position, results of operations and cash flows of the business that was transferred at the time of the Separation and do not purport to reflect what the results of operations, comprehensive income/(loss), financial position, equity or cash flows would have been had we operated as an independent, publicly traded company during the periods presented prior to the IPO.
Our historical results reflect an allocation of costs for certain Lilly corporate costs for periods prior to the IPO, including, among others, executive oversight, treasury, legal, finance, human resources, tax, internal audit, financial reporting, information technology and investor relations. These allocations are not necessarily indicative of the expenses we may incur as a standalone public company. Although we entered into certain agreements with Lilly in connection with the IPO and the Separation, the amount and composition of our expenses may vary from historical levels since the fees charged for the services under these agreements may be higher or lower than the costs reflected in the historical allocations. The total allocations included in our results for the three months ended March 31, 2019 and 2018, were $0.0 million and $35.6 million, respectively. See Note 15: Related Party Agreements and Transactions in our unaudited condensed consolidated and combined financial statements.
We are currently investing in expanding our own administrative functions, including, but not limited to, information technology, facilities management, distribution, human resources and manufacturing, to replace services previously provided by Lilly. Because of initial stand up costs and overlaps with services previously provided by Lilly, we have incurred and expect to continue to incur certain temporary, duplicative expenses in connection with the Separation. We have also incurred and expect to continue to incur costs related to the build out of processes and systems to support finance and global supply and logistics, among others. We currently estimate these costs taken together to be in a range from $240 million to $290 million, net of potential real estate dispositions, of which a portion will be capitalized and the remainder will be expensed.
Lilly utilizes a centralized treasury management system, of which we were a part until our IPO. For periods prior to the IPO, our consolidated and combined financial statements reflect cash held only in bank accounts in our legal name and no allocation of combined cash positions. Our unaudited condensed consolidated and combined financial statements do not reflect an allocation of Lilly’s debt or any associated interest expense. In connection with the IPO, we incurred $2.5 billion of long-term borrowings. Our historical results reflect $29.6 million of interest expense during the year ended December 31, 2018 due to the timing of the borrowings, in comparison to $20.8 million for the three months ended March 31, 2019. We have estimated interest expense of approximately $85 million on an annual basis.
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
Our historical results prior to IPO also do not reflect the impact of costs we have incurred and expect to continue to incur as a consequence of becoming a standalone company, including incremental costs associated with being a publicly traded company.
We are seeking to institute competitive compensation policies and programs as a standalone public company, the expense for which may differ from the compensation expense allocated by Lilly in our consolidated and combined financial statements.

As a result of the IPO, we became subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes‑Oxley Act. We have additional procedures and practices to establish or expand as a standalone public company. As a result, we will continue to incur additional costs as a standalone public company, including internal audit, external audit, investor relations, stock administration, stock exchange fees and regulatory compliance costs.
Asset Impairment, Restructuring and Other Special Charges
Our results have been impacted by asset impairment, restructuring and other special charges, including integration of acquired businesses, during the three months ended March 31, 2019 and 2018. These charges primarily include severance costs resulting from actions taken to reduce our cost structure, asset impairment charges related to product rationalization, site closures, and integration costs related to acquired businesses as well as for the implementation of new systems, programs, and processes due to the Separation from Lilly. For more information on these charges, see Note 6: Asset Impairment, Restructuring and Other Special Charges in our consolidated and combined financial statements.
Results of Operations
The following discussion and analysis of our results of operations should be read along with our condensed consolidated and combined financial statements and the notes thereto, which reflect the results of operations of the business transferred to us from Lilly.

	Three Months Ended March 31,		%
	2019	2018	Change
Revenue	$731.1	$736.2	(1)%
Costs, expenses and other:
Cost of sales	343.8	360.0	(5)%
% of revenue	47%	49%	(2)%
Research and development	64.1	65.2	(2)%
% of revenue	9%	9%	—%
Marketing, selling and administrative	181.1	180.0	1%
% of revenue	25%	24%	1%
Amortization of intangible assets	49.0	49.2	—%
% of revenue	7%	7%	—%
Asset impairment, restructuring and other special charges	24.9	2.4	938%
Interest expense, net of capitalized interest	20.8	—	100%
Other - (income) expense	2.6	1.9	NM
Income before taxes	44.8	77.5	NM
% of revenue	6%	11%	(5)%
Income tax expense	13.3	4.8	177%
Net income	$31.5	$72.7	NM
Certain amounts and percentages may reflect rounding adjustments.

Revenue
On a global basis, our revenue within our product categories was as follows:

	Three Months Ended March 31,		%
	2019	2018	Change
CA Disease Prevention	$185.9	$201.3	(8)%
CA Therapeutics	81.4	62.3	31%
FA Future Protein & Health	167.2	166.7	—%
FA Ruminants & Swine	274.1	282.5	(3)%
Subtotal	708.6	712.8	(1)%
Strategic Exits (1)	22.5	23.4	(4)%
Total	$731.1	$736.2	(1)%
(1) Represents revenue from business activities we have either exited or made a strategic decision to exit.

Total revenue
Three months ended March 31, 2019 vs. three months ended March 31, 2018
Total revenue decreased $5.1 million or 1% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, reflecting a 2% increase due to higher volumes which were more than offset by a 3% unfavorable foreign exchange rate impact and zero impact due to prices.
In summary, the total revenue decrease was due primarily to:

•	an increase in revenue of $21.4 million or 34% from CA Therapeutics products, excluding the impact of foreign exchange rates;

•	an increase in revenue of $9.0 million or 5% from FA Future Protein & Health products, excluding the impact foreign exchange rates; and
more than offset by:

•	a decrease in revenue of $12.2 million or 6% from CA Disease Prevention products, excluding the impact of foreign exchange rates;

•	a decrease in revenue of $1.3 million from FA Ruminants & Swine products, excluding the impact of foreign exchange rates;

•	a decrease in revenue of $0.9 million from Strategic Exits, excluding the impact of foreign exchange rates; and

•	a decrease in revenue of $21.2 million due to the negative impact of foreign exchange rates.
The detailed change in revenue by product category was as follows:

•
CA Disease Prevention revenue decreased by $15.4 million or 8%, primarily driven by lower volume and price, as well as unfavorable impact from foreign exchange rates. Declines in older generation parasiticide products and Companion Animal vaccines were partially offset by continued growth in Credelio, Interceptor Plus and certain over-the-counter parasiticide products.

•
CA Therapeutics revenue increased by $19.1 million or 31%, driven by increased volume and to a lesser extent price, partially offset by the impact of foreign exchange rates. The revenue increase was primarily driven by the sales of Galliprant and Atopica. In the quarter, backorders of Galliprant in the channel were resolved and the product was launched in several European markets.

•
FA Future Protein & Health revenue was flat for the quarter, driven by both increased volume and price, fully offset by an unfavorable impact from foreign exchange rate. Growth was driven by the aqua portfolio and poultry vaccines, offset by timing of international purchasing patterns for poultry animal-only antibiotics.

•
FA Ruminants & Swine revenue decreased by $8.4 million or 3%with flat volume negatively impacted by foreign exchange rates and decreased price. Excluding the impact of foreign exchange rates, the increase in revenue for our U.S. business and decrease in revenue for international business largely offset each other. The U.S. ruminants business primarily benefitted from the replenishment of the channel for Micotil® after the stock outage in 2018 as well as purchasing patterns for Rumensin. The international business saw softness in swine antibiotics, particularly in Asia, primarily driven by the impact of African Swine Fever, continued implementation of antimicrobial policies across the region and production rationalizations aligned with our productivity agenda.

•	Strategic Exits revenue decreased by $0.9 million or 4% and represented 3% of total revenue.
Costs and Expenses and Other
Cost of sales
Three months ended March 31, 2019 vs. three months ended March 31, 2018
Cost of sales decreased $16.2 million in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 due primarily to manufacturing productivity improvements, partially offset by the impact of foreign exchange rates, unfavorable product mix, and higher affiliate losses and logistics costs.
Research and development
Three months ended March 31, 2019 vs. three months ended March 31, 2018
R&D expenses decreased $1.1 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 primarily driven by normal project spend fluctuations and external innovation milestone payments in the first quarter of 2018 that created a favorable comparison.
Marketing, selling and administrative
Three months ended March 31, 2019 vs. three months ended March 31, 2018
Marketing, selling and administrative expenses increased $1.1 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 due primarily to increased expenses as a result of operating as a public company, which were partially offset by continued productivity initiatives and cost control measures across the business.
Amortization of intangible assets
Three months ended March 31, 2019 vs. three months ended March 31, 2018
Amortization of intangible assets decreased $0.2 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 due to a number of assets becoming fully amortized during 2018.
Asset impairment, restructuring and other special charges
For additional information regarding our asset impairment, restructuring and other special charges, see Note 6: Asset Impairment, Restructuring and Other Special Charges to our consolidated and combined financial statements.
Three months ended March 31, 2019 vs. three months ended March 31, 2018
Asset impairment, restructuring and other special charges increased $22.5 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 primarily due to integration costs associated with the implementation of new systems, programs, and processes due to the Separation from Lilly.
Interest expense, net of capitalized interest
Three months ended March 31, 2019 vs. Three months ended March 31, 2018
Interest expense, net of capitalized interest, was $20.8 million for the three months ended March 31, 2019 due to our issuance of debt in the third quarter of 2018. There was no interest expense in the three months ended March 31, 2018.

Income tax expense
Three months ended March 31, 2019 vs. three months ended March 31, 2018
Income tax expense increased $8.5 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 primarily due to the benefit received in the three months ended March 31, 2018 from the release of certain valuation allowances related to net operating losses generated in prior periods of Elanco’s separate company financial statements. See Note 11: Income Taxes for further information.

Liquidity and Capital Resources
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
Our ability to meet future funding requirements may be impacted by macroeconomic, business and financial volatility. As markets change, we will continue to monitor our liquidity position. However, a challenging economic environment or an economic downturn may impact our liquidity or ability to obtain future financing. See Forward-Looking Statements for further information.
Cash Flows
The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented:

	Three Months Ended March 31,		%
Net cash provided by (used for):	2019	2018	Change
Operating activities	$5.6	$47.0	(88)%
Investing activities	(28.5)	(34.4)	(17)%
Financing activities	(339.5)	(76.5)	344%
Effect of exchange-rate changes on cash and cash equivalents	(14.5)	3.9	(472)%
Net decrease in cash, cash equivalents and restricted cash	$(376.9)	$(60.0)	528%
Operating activities
Our cash provided by operating activities decreased by $41.4 million, from $47.0 million for the three months ended March 31, 2018 to $5.6 million for the three months ended March 31, 2019. The decrease in operating cash flows was primarily attributable to:
•a decrease in net income;
•an increase in accounts receivable; and
•a decrease in accounts payable.
The impact of the above items was partially offset by an increase in the amount due to Lilly for certain services and back office functions that are shared by Elanco and Lilly (see Note 15 for further discussion).
Investing activities
Our cash used for investing activities decreased $5.9 million, to $(28.5) million for the three months ended March 31, 2019 compared to $(34.4) million for the three months ended March 31, 2018. The change was primarily driven by a decrease in capital expenditures from 2018 to 2019.

Financing activities
Our cash used for financing activities increased $263.0 million, from $76.5 million for the three months ended March 31, 2018 to $339.5 million for the three months ended March 31, 2019. The increase was primarily attributable to $174.2 million of restricted cash paid to Lilly in connection with the Separation during the three months ended March 31, 2019 and other financing with Lilly during the period.
As part of our separation from Lilly, for a period of time, we continue to operate through a single treasury settlement process and in certain instances (as described above) continued to transact through Lilly's processes. As a result of these activities, there was a certain amount of financing that occurred between Lilly and Elanco during the three-month period ended March 31, 2019. This resulted in a net financing cash outflow during the period of $156.4 million, which will be repaid to us in the second quarter of 2019.

Description of Indebtedness
For a complete description of our outstanding debt as of March 31, 2019 and December 31, 2018, see Note 8 to our condensed consolidated and combined financial statements.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements that currently have a material effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies
The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There are certain of our accounting policies that are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in Item 7, "Management's Discussion & Analysis of Results of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes in the application of our critical accounting policies during the three months ended March 31, 2019, aside from our adoption of ASC 842, Leases, on January 1, 2019. See Note 10: Leases in our condensed consolidated and combined financial statements for further information.
Contractual Obligations
See Contractual Obligations included in Item 7, "Management's Discussion & Analysis of Results of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Risk
We operate on a global basis and are exposed to the risk that our earnings, cash flows and equity could be adversely impacted by fluctuations in foreign exchange rates. We are primarily exposed to foreign exchange risk with respect to net assets denominated in the Euro, Swiss Franc, British pound, Canadian dollar, Australian dollar and Brazilian real. As part of the TSA, Lilly maintains a foreign currency risk management program through a central shared entity, which enters into derivative contracts to hedge foreign currency risk associated with forecasted transactions for the entire company, including historically for our operations. Gains and losses on derivative contracts entered into by Lilly have been allocated to our results to the extent they were to cover exposure related to our business and offset gains and losses on underlying foreign currency exposures. We intend to implement our own foreign currency risk management program by the end of the second quarter of 2019.
We face foreign currency exchange exposures when we enter into transactions arising from subsidiary trade and loan payables and receivables denominated in foreign currencies. We also face currency exposure that arises from translating the results of our global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. We may enter into foreign currency forward or option derivative contracts to reduce the effect of fluctuating currency exchange rates in future periods, but our historical results do not reflect the impact of any such derivatives related to our exposure to foreign currency impacts on translation.

We estimate that a hypothetical 10% adverse movement in all foreign currency exchange rates related to the translation of the results of our foreign operations would decrease our net income by approximately $11.9 million for the three months ended March 31, 2019.
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
Interest Risk
We are exposed to interest rate risk on the long-term debt we incurred in connection with our IPO. Prior to our IPO, we did not have any interest rate exposure. We have cash flow risk associated with our $485.0 million of borrowings under the Term Facility that pay interest based on variable rates. We actively monitor our exposure and will enter into financial instrument to fix the interest rate based on our assessment of the risk.
Recently Issued Accounting Pronouncements
For discussion of our new accounting standards, see Note 4: Implementation of New Financial Accounting Pronouncements to our condensed consolidated and combined financial statements.
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
Our management, with the participation of Jeff Simmons, president and chief executive officer, and Todd Young, executive vice president and chief financial officer, evaluated our disclosure controls and procedures as of March 31, 2019. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective.
(b)Changes in Internal Controls. During the first quarter of 2019, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. Other Information
Item 1. Legal Proceedings
(none)
Item 1A. Risk Factors
Other than the revisions set forth below, there have been no material changes from the risk factors disclosed in Part I of our Annual Report on Form 10-K for the year ended December 31, 2018.
We have identified the following additional risk factor:
We may not be able to successfully complete favorable transactions or successfully integrate acquired businesses when we pursue acquisitions, divestitures, joint ventures or other significant transactions, such as the acquisition of Aratana.

From time to time, we evaluate potential acquisitions, divestitures or joint ventures, such as the acquisition of Aratana, that would further our strategic objectives. The completion of such transactions is often subject to conditions that may be outside our control, including obtaining the requisite approval of the stockholders of the target company and/or government approval pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  Accordingly, we may not be able to complete announced and signed transactions and therefore not realize the anticipated benefits therefrom.

After the closing of an acquisition, including the transaction with Aratana, we will be required to devote significant management attention and resources to integrating the portfolio and operations of the target company. Potential difficulties that we may encounter in the integration process, including as a result of distraction of our management, include the following:

•
the inability to combine the businesses of the acquired company with ours in a manner that permits us to achieve the cost savings or other synergies anticipated as a result of the transaction or to achieve such cost savings or other anticipated synergies in a timely manner, which could result in us not realizing some anticipated benefits of the transaction in the time frame anticipated, or at all;

•	the inability to realize the anticipated value from various assets of target companies;

•	loss of key employees;

•	potential unknown liabilities and unforeseen increased expenses, delays or unfavorable conditions in connection with the closing of the transaction and the subsequent integration; and

•
performance shortfalls at our or the target company as a result of the diversion of management’s attention from ongoing business activities as a result of completing the transaction and integrating the companies’ operations.

Future acquisitions could also result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to intangible assets, and increased operating expenses, which could adversely affect our results of operations and financial condition. Furthermore, if we issue equity or debt securities to raise additional funds, our existing shareholders may experience significant dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. Furthermore, if we sell a substantial number of shares of common stock in the public markets, the availability of those shares for sale could adversely affect the market price of our common stock. Such sales, or the perception in the market that holders of a large number of shares intend to sell shares, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

The following risk factor has changed from the risk factor that was previously disclosed:
Significant portions of our operations are conducted in Europe and could be impacted by the withdrawal of the United Kingdom (UK) from the EU, commonly referred to as "Brexit."
In June 2016, voters in the UK approved an advisory referendum to withdraw from the EU, commonly referred to as Brexit. On March 29, 2017, the UK Prime Minister formally notified the European Council of the UK's intention to withdraw from the EU under Article 50 of the Treaty of Lisbon. The notice began a two-year negotiation period to establish the withdrawal terms. In April 2019, the EU extended the end date of the negotiation period to October 31, 2019, although the UK could leave the EU sooner, depending on political developments. The referendum and notice created political, regulatory and economic uncertainty, particularly in the UK and the EU, and this uncertainty may persist for years if the withdrawal becomes effective in October 2019 without clarification as to whether the UK will continue to be party to the EU Free Trade Agreements (FTA) at the end of the negotiation period.
Our business is subject to substantial regulation. If the UK withdraws from the EU without an agreement and mutual recognition of the EU FTAs, we may not be able to market certain products that entered the EU market following marketing authorization by UK authorities in all the nations that are parties to FTAs with the EU unless and until we have obtained all required regulatory approvals in each jurisdiction where we proposed to market those products.
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
A withdrawal with no deal in place could significantly disrupt the free movement of goods, services, and people between the UK and the EU, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe and declining gross domestic product in many European markets. The UK's vote to exit the EU could also result in similar referendums or votes in other European countries in which we do business.

If no agreement is reached at the end of the extended negotiation period on October 31, 2019 and the UK's separation becomes effective, unless the remaining EU members unanimously agree to an additional extension, the uncertainty surrounding the terms of the UK's withdrawal and its consequences could adversely impact consumer and investor confidence, and could affect sales or regulation of our products. Any of these effects, among others, could materially adversely affect our business, financial condition and results of operations.

The following risk factor is no longer applicable due to the fact that the exchange offer was completed in March 2019 and was oversubscribed:
If the exchange offer is not fully subscribed, Lilly may continue to control us, which could prevent our shareholders from influencing significant decisions.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(none)
Item 3. Defaults Upon Senior Securities
(none)
Item 4. Mine Safety Disclosures
(none)
Item 5. Other Information
(none)

Item 6. Exhibits
The following exhibits are either filed or furnished herewith (as applicable) or, if so indicated, incorporated by reference to the documents indicated in parentheses, which have previously been filed or furnished with the Securities and Exchange Commission.

Exhibit Number	Description
10.1	Elanco Animal Health Incorporated Directors' Deferral Plan (filed herewith).
10.2	Form of Elanco Animal Health Incorporated Restricted Stock Unit Award Agreement for non-employee directors with respect to annual awards (filed herewith).
10.3	Form of Elanco Animal Health Incorporated Restricted Stock Unit Award Agreement for non-employee directors with respect to one-time founder award (filed herewith).
10.4	Elanco Animal Health Incorporated Replacement Restricted Stock Unit Award Agreement (filed herewith).
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

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	Interactive Data Files.

Index to Exhibits

Exhibit Number	Description
10.1*	Elanco Animal Health Incorporated Directors' Deferral Plan (filed herewith).
10.2*	Form of Elanco Animal Health Incorporated Restricted Stock Unit Award Agreement for non-employee directors with respect to annual awards (filed herewith).
10.3*	Form of Elanco Animal Health Incorporated Restricted Stock Unit Award Agreement for non-employee directors with respect to one-time founder award (filed herewith).
10.4*	Elanco Animal Health Incorporated Replacement Restricted Stock Unit Award Agreement (filed herewith).
31.1*	Sarbanes-Oxley Section 302 certification of Jeff Simmons
31.2*	Sarbanes-Oxley Section 302 certification of Todd Young
32.1*	Section 1350 certification of Jeff Simmons and Todd Young
101	Interactive Data Files.
*	Filed herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ELANCO ANIMAL HEALTH INCORPORATED
(Registrant)

Date:	May 14, 2019	/s/ Jeffrey N. Simmons
Jeffrey N. Simmons
President and Chief Executive Officer
Date:	May 14, 2019	/s/ Todd S. Young
Todd S. Young
Executive Vice President, Chief Financial Officer