Form 10-Q
period 2019-06-30
Elanco Animal Health Inc
filed 2019-08-13
CIK 1739104

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
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
Yes ☐ No ☒
The number of shares of common stock outstanding as of August 9, 2019 were 372,996,341

Elanco Animal Health Incorporated
Form 10-Q
For the Quarter Ended June 30, 2019

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
Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national, or global political, economic, business, competitive, market, and regulatory conditions, including but not limited to the following:

•	heightened competition, including from innovation or generics;

•	the impact of disruptive innovations and advances in veterinary medical practices, animal health technologies and alternatives to animal-derived protein;

•	changes in regulatory restrictions on the use of antibiotics in food animals;

•	our ability to implement our business strategies or achieve targeted cost efficiencies and gross margin improvements;

•	consolidation of our customers and distributors;

•	an outbreak of infectious disease carried by food animals;

•	the success of our R&D and licensing efforts;

•	our ability to complete acquisitions and successfully integrate the businesses we acquire;

•	misuse, off-label or counterfeiting use of our products;

•	unanticipated safety, quality or efficacy concerns associated with our products;

•	the impact of weather conditions and the availability of natural resources;

•	risks related to our presence in emerging markets;

•	changes in U.S. foreign trade policy, imposition of tariffs or trade disputes;

•	the impact of global macroeconomic conditions; and

•	the effect on our business resulting from our separation from Eli Lilly & Co. (Lilly), including the various costs associated with transition to a stand alone entity.
See “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (SEC) and Item 1A, "Risk Factors," of Part II of this Quarterly Report on Form 10-Q and of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, for a further description of these and other factors. Although we have attempted to identify important risk factors, there may be other risk factors not presently known to us or that we presently believe are not material that could cause actual results and developments to differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report. If any of these risks materialize, or if any of the above assumptions underlying forward-looking statements prove incorrect, actual results and developments may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report. For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this quarterly report. Any forward-looking statement made by us in this quarterly report speaks only as of the date hereof. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or to revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such, and should be viewed as historical data.

PART I. Financial Information
Item 1. Financial Statements
Elanco Animal Health Incorporated
Unaudited Condensed Consolidated and Combined Statements of Operations
(Dollars and shares in millions, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$781.6	$770.2	$1,512.7	$1,506.4
Costs, expenses and other:
Cost of sales	356.0	431.5	699.8	791.5
Research and development	68.8	61.4	132.9	126.6
Marketing, selling and administrative	200.9	191.1	382.0	371.1
Amortization of intangible assets	49.3	49.4	98.3	98.6
Asset impairment, restructuring and other special charges (Note 6)	31.8	68.0	56.7	70.4
Interest expense, net of capitalized interest	20.7	—	41.5	—
Other–net, expense	3.9	8.8	6.5	10.7
	731.4	810.2	1,417.7	1,468.9
Income (loss) before income taxes	50.2	(40.0)	95.0	37.5
Income tax expense	14.3	22.8	27.6	27.6
Net income (loss)	$35.9	$(62.8)	$67.4	$9.9

Earnings (loss) per share:
Basic	$0.10	$(0.21)	$0.18	$0.03
Diluted	$0.10	$(0.21)	$0.18	$0.03
Weighted average shares outstanding:
Basic	365.7	293.3	365.7	293.3
Diluted	367.0	293.3	366.5	293.3
See notes to unaudited condensed consolidated and combined financial statements.

Elanco Animal Health Incorporated
Unaudited Condensed Consolidated and Combined Statements of Comprehensive Income (Loss)
(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$35.9	$(62.8)	$67.4	$9.9
Other comprehensive income (loss):
Foreign currency translation	35.4	(224.9)	5.2	(105.7)
Defined benefit pension and retiree health benefit plans, net of taxes	0.2	2.0	2.2	1.4
Other comprehensive income (loss), net of tax	35.6	(222.9)	7.4	(104.3)
Comprehensive income (loss)	$71.5	$(285.7)	$74.8	$(94.4)
See notes to unaudited condensed consolidated and combined financial statements.

Elanco Animal Health Incorporated
Condensed Consolidated Balance Sheets
(Dollars in millions)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$385.1	$474.8
Accounts receivable, net of allowances of $5.7 (2019) and $8.4 (2018)	757.2	651.8
Other receivables	74.3	57.6
Inventories (Note 7)	1,053.1	1,004.1
Prepaid expenses and other	102.3	113.9
Restricted cash (Note 15)	11.5	202.7
Total current assets	2,383.5	2,504.9
Noncurrent Assets
Goodwill	2,959.6	2,958.0
Other intangibles, net	2,352.8	2,453.0
Other noncurrent assets	229.9	118.4
Property and equipment, net of accumulated depreciation of $921.2 (2019) and $878.6 (2018)	931.1	922.4
Total assets	$8,856.9	$8,956.7
Liabilities and Equity
Current Liabilities
Accounts payable	$242.9	$205.2
Employee compensation	67.3	98.9
Sales rebates and discounts	176.0	169.9
Current portion of long-term debt (Note 8)	27.1	29.0
Other current liabilities	205.4	199.0
Payable to Lilly (Note 15)	58.8	268.7
Total current liabilities	777.5	970.7
Noncurrent Liabilities
Long-term debt (Note 8)	2,382.0	2,443.3
Accrued retirement benefits	108.4	109.1
Deferred taxes (Note 11)	147.8	114.6
Other noncurrent liabilities	175.7	121.5
Total liabilities	3,591.4	3,759.2
Commitments and Contingencies (Note 12)	—	—
Equity
Common stock, no par value, 5,000,000,000 shares authorized, 365,707,233 and 365,643,911 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	5,396.5	5,403.3
Retained earnings	83.8	16.4
Accumulated other comprehensive loss	(214.8)	(222.2)
Total equity	5,265.5	5,197.5
Total liabilities and equity	$8,856.9	$8,956.7

See notes to unaudited condensed consolidated and combined financial statements.

Elanco Animal Health Incorporated
Unaudited Condensed Consolidated and Combined Statements of Equity
(Dollars and shares in millions)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Additional Paid-in Capital	Net Parent Company Investment	Retained Earnings	Foreign Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Total	Total Equity
December 31, 2017	293.3	$—	$—	$8,036.9	$—	$(227.2)	$(29.4)	$(256.6)	$7,780.3
Adoption of Accounting Standards Update 2016-16	—	—	—	(0.3)	—	—	—	—	(0.3)
Net income	—	—	—	72.7	—	—	—	—	72.7
Other comprehensive income (loss), net of tax	—	—	—	—	—	119.2	(0.6)	118.6	118.6
Transfers (to)/from Lilly, net(1)	—	—	—	(69.2)	—	—	—	—	(69.2)
March 31, 2018	293.3	$—	$—	$8,040.1	$—	$(108.0)	$(30.0)	$(138.0)	$7,902.1
Net income	—	—	—	(62.8)	—	—	—	—	(62.8)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(224.9)	2.0	(222.9)	(222.9)
Transfers (to)/from Lilly, net(1)	—	—	—	(40.3)		—	—	—	(40.3)
June 30, 2018	293.3	$—	$—	$7,937.0	$—	$(332.9)	$(28.0)	$(360.9)	$7,576.1

December 31, 2018	365.6	$—	$5,403.3	$—	$16.4	$(218.2)	$(4.0)	$(222.2)	$5,197.5
Net income	—	—	—	—	31.5	—	—	—	31.5
Other comprehensive income (loss), net of tax	—	—	—	—	—	(30.2)	2.0	(28.2)	(28.2)
Separation activities(1)	—	—	(7.0)	—	—	—	—	—	(7.0)
Stock compensation	—	—	2.4	—	—	—	—	—	2.4
Issuance of stock under employee stock plans, net	0.1	—	—	—	—	—	—	—	—
March 31, 2019	365.7	$—	$5,398.7	$—	$47.9	$(248.4)	$(2.0)	$(250.4)	$5,196.2
Net income	—	—	—	—	35.9	—	—	—	35.9
Other comprehensive income (loss), net of tax	—	—	—	—	—	35.4	0.2	35.6	35.6
Separation activities(1)	—	—	(18.4)	—	—	—	—	—	(18.4)
Stock compensation	—	—	14.3	—	—	—	—	—	14.3
Other	—	—	1.9	—	—	—	—	—	1.9
June 30, 2019	365.7	$—	$5,396.5	$—	$83.8	$(213.0)	$(1.8)	$(214.8)	$5,265.5
(1) See Note 15: Related Party Agreements and Transactions for further discussion.

See notes to unaudited condensed consolidated and combined financial statements.

Elanco Animal Health Incorporated
Unaudited Condensed Consolidated and Combined Statements of Cash Flows
(Dollars in millions)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities
Net income	$67.4	$9.9
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and amortization	152.4	149.6
Change in deferred income taxes	40.3	10.8
Stock-based compensation expense	21.9	13.3
Asset impairment charges	4.0	97.9
Changes in operating assets and liabilities	(205.2)	(98.3)
Other non-cash operating activities, net	(22.6)	0.7
Net Cash Provided by Operating Activities	58.2	183.9
Cash Flows from Investing Activities
Net purchases of property and equipment	(51.8)	(56.5)
Other investing activities, net	(25.7)	(1.0)
Net Cash Used for Investing Activities	(77.5)	(57.5)
Cash Flows from Financing Activities
Repayments of borrowings (Note 8)	(65.0)	—
Consideration paid to Lilly in connection with the Separation (Note 1)	(191.2)	—
Other net financing transactions with Lilly	5.0	(122.8)
Other financing activities, net	1.4	(0.9)
Net Cash Used for Financing Activities	(249.8)	(123.7)
Effect of exchange rate changes on cash and cash equivalents	(11.8)	(5.1)
Net decrease in cash, cash equivalents and restricted cash	(280.9)	(2.4)
Cash, cash equivalents and restricted cash at January 1	677.5	323.4
Cash, cash equivalents and restricted cash at June 30	$396.6	$321.0

	June 30,
	2019	2018
Cash and cash equivalents	$385.1	$321.0
Restricted cash (Note 15)	11.5	—
Cash, cash equivalents and restricted cash at June 30	$396.6	$321.0
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
On September 24, 2018, Elanco Parent completed an initial public offering resulting in the issuance of 72.3 million shares of its common stock (including shares issued pursuant to the underwriters’ option to purchase additional shares), which represented 19.8% of the outstanding shares, at $24 per share (IPO) resulting in total net proceeds, after underwriting discounts and commissions, of $1.7 billion.  In connection with the completion of the IPO, through a series of equity and other transactions, Lilly transferred to Elanco Parent the animal health businesses that form its business going forward. In exchange Elanco Parent has paid, or will pay, to Lilly approximately $4.2 billion, which includes the net proceeds from the IPO, the net proceeds from the debt offering completed by Elanco Parent in August 2018 and the term loan facility entered into by Elanco Parent in September 2018 (see Note 8: Debt). These transactions are collectively referred to herein as the Separation.
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
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our consolidated and combined financial statements and accompanying notes for the year ended December 31, 2018 included in our Annual Report on Form 10-K filed with the SEC on February 20, 2019.
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

Prior to Separation, these combined financial statements include an allocation of expenses related to certain Lilly corporate functions, including executive oversight, treasury, legal, finance, human resources, tax, internal audit, financial reporting, information technology and investor relations, prior to IPO. These expenses have been allocated to us based on direct usage or benefit where specifically identifiable, with the remainder allocated primarily on a pro rata basis of revenue, headcount and other measures. We consider the expenses methodology and results to be reasonable for all periods presented. However, the allocations may not be indicative of the actual expense that would have been incurred had we operated as an independent, publicly traded company for the periods presented. It is impractical to estimate what the standalone costs of Elanco would have been in the historical periods. After the Separation, a Transitional Services Agreement (TSA) between Lilly and Elanco went into effect. Under the terms of the TSA, we will be able to use these Lilly services for a fixed term established on a service-by-service basis. We are paying Lilly mutually agreed upon fees for the Lilly services provided under the TSA. Our consolidated and combined financial statements reflect the charges for Lilly services after the IPO. See Note 15: Related Party Agreements and Transactions for additional details.
The income tax amounts in the combined financial statements have been calculated based on a separate return methodology and presented as if our operations were separate taxpayers in the respective jurisdictions. We file income tax returns in the United States (U.S.) federal jurisdiction and various state, local and non-U.S. jurisdictions. Prior to full separation, certain of these income tax returns were filed on a consolidated or combined basis with Eli Lilly and Company and/or its subsidiaries.
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
Prior to Separation, the equity balance in the combined financial statements represents the excess of total assets over liabilities, including intercompany balances between Elanco and Lilly (net parent company investment) and accumulated other comprehensive income/(loss). Net parent company investment is primarily impacted by contributions from Lilly which are the result of treasury activities and net funding provided by or distributed to Lilly. See Note 15: Related Party Agreements and Transactions for further information.
Note 3. Impact of Separation
In connection with the Separation, we issued $2.0 billion aggregate principal amount of senior notes in a private placement, and we also entered into a $750.0 million senior unsecured revolving credit facility and $500.0 million senior unsecured term credit facility. In connection with the Separation, we entered into various agreements with Lilly, including a master separation agreement, a tax matters agreement and the TSA.
We will also continue to have certain ongoing relationships with Lilly as described in Note 15: Related Party Agreements and Transactions.

Note 4. Implementation of New Financial Accounting Pronouncements
The following table provides a brief description of an accounting standard that was effective January 1, 2019 and was adopted on that date:

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

We adopted the standard on January 1, 2019 using the modified retrospective approach, applied at the beginning of the period of adoption, and we elected the package of transition practical expedients. Upon adoption of the standard, we recorded $84.9 million of right-of-use assets and $85.3 million of operating lease liabilities on our consolidated balance sheet. Adoption of this standard did not have a material impact on our consolidated statement of operations for the six months ended June 30, 2019. See Note 10: Leases for further information.

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

Our sales rebates and discounts are based on specific agreements and the majority relate to sales in the U.S. As of June 30, 2019 and 2018, the liability for sales rebates and discounts in the U.S. represents approximately 75% and 70%, respectively, of our total liability with the next largest country representing approximately 5% and 6%, respectively, of our total liability.
The following table summarizes the activity in the sales rebates and discounts liability in the U.S.:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance	$120.0	$91.1	$118.5	$114.8
Reduction of revenue	80.6	56.2	146.3	100.7
Payments	(68.5)	(48.2)	(132.7)	(116.4)
Ending balance	$132.1	$99.1	$132.1	$99.1
Adjustments to revenue recognized as a result of changes in estimates for the judgments described above during the three and six months ended June 30, 2019 and 2018 for product shipped in previous periods were not material.
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
Actual product returns were less than 0.1% and approximately 0.2% of net revenue for the three and six months ended June 30, 2019 and 0.6% and 0.4% for the three and six months ended June 30, 2018, respectively, and have not fluctuated significantly as a percentage of revenue.
Disaggregation of Revenue
The following table summarizes our revenue disaggregated by product category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Companion Animal Disease Prevention	$223.4	$214.0	$409.3	$415.3
Companion Animal Therapeutics	83.4	68.3	164.8	130.6
Food Animal Future Protein & Health	175.8	172.6	343.0	339.3
Food Animal Ruminants & Swine	271.5	297.1	545.6	579.6
Strategic Exits(1)	27.5	18.2	50.0	41.6
Revenue	$781.6	$770.2	$1,512.7	$1,506.4
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
Note 6. Asset Impairment, Restructuring and Other Special Charges
Our total charges related to asset impairment, restructuring and other special charges, including integration of acquired businesses, in the unaudited condensed consolidated and combined statements of operations consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cash expense (income):
Severance and other costs	$(1.3)	$(2.7)	$(0.8)	$(2.6)
Integration and acquisition costs	33.1	2.8	53.5	5.6
Facility exit costs	—	10.2	—	9.7
Total cash expense	31.8	10.3	52.7	12.7
Non-cash expense:
Asset impairment	—	57.7	4.0	57.7
Total non-cash expense	—	57.7	4.0	57.7
Total expense	$31.8	$68.0	$56.7	$70.4
Restructuring
We historically participated in Lilly's cost-reduction initiatives, which resulted in restructuring charges in the period prior to our IPO. The restructuring costs include severance and other costs incurred as a result of actions taken to reduce our cost structure.
Integration and acquisition costs
Integration and acquisition costs primarily represent charges and costs related to our integration efforts as a result of our acquired businesses, external costs directly related to acquiring businesses, including expenses for banking, legal, accounting, and other similar services, and costs to stand our organization up to be an independent company.

Facility exit costs
Facility exit costs primarily represent contract termination costs and reserves for costs related to facilities which we have exited.
Asset impairment
Asset impairment recognized during the six months ended June 30, 2019 resulted from the adjustment to fair value of intangible assets that were subject to product rationalization.
The following table summarizes the activity in our reserves established in connection with these restructuring activities:

	Facility exit costs	Severance	Total
Balance at December 31, 2017	$34.9	$43.1	$78.0
Charges	21.2	—	21.2
Reserve adjustments	(11.5)	(2.6)	(14.1)
Cash paid	(9.9)	(28.4)	(38.3)
Balance at June 30, 2018	$34.7	$12.1	$46.8

Balance at December 31, 2018	$9.3	$35.1	$44.4
Charges	—	2.5	2.5
Reserve adjustments	—	(3.3)	(3.3)
Cash paid	(1.7)	(13.8)	(15.5)
Balance at June 30, 2019	$7.6	$20.5	$28.1
Substantially all of the reserves are expected to be utilized in the next twelve months. We believe that the reserves are adequate.
Note 7. Inventories
We state all inventories at the lower of cost or net realizable value. We use the last-in, first-out (LIFO) method for a portion of our inventories located in the continental U.S. Other inventories are valued by the first-in, first-out (FIFO) method. FIFO cost approximates current replacement cost.
Inventories consisted of the following:

	June 30, 2019	December 31, 2018
Finished products	$412.4	$400.7
Work in process	610.2	570.4
Raw materials and supplies	72.7	80.4
Total (approximates replacement cost)	1,095.3	1,051.5
Decrease to LIFO cost	(42.2)	(47.4)
Inventories	$1,053.1	$1,004.1

Note 8. Debt
Long-term debt consisted of the following:

	June 30, 2019	December 31, 2018
Term credit facility	$427.5	$492.5
3.912% Senior Notes due 2021	500.0	500.0
4.272% Senior Notes due 2023	750.0	750.0
4.900% Senior Notes due 2028	750.0	750.0
Other obligations	0.3	0.5
Unamortized debt issuance costs	(18.7)	(20.7)
Total debt	2,409.1	2,472.3
Less current portion of long-term debt	27.1	29.0
Total long-term debt	$2,382.0	$2,443.3
On June 26, 2019, we completed an exchange offer pursuant to which privately issued Senior Notes were exchanged for publicly registered Senior Notes having substantially identical terms.

Note 9. Financial Instruments and Fair Value
Financial instruments that are potentially subject to credit risk consist principally of trade receivables. Collateral is generally not required. The risk associated with this concentration is mitigated by our ongoing credit-review procedures and insurance.
A large portion of our cash is held in a few major financial institutions. We monitor the exposure with these institutions and do not expect any of these institutions to fail to meet their obligations. All highly liquid investments with a maturity of three months or less from the date of purchase are considered to be cash equivalents. The cost of these investments approximates fair value. We also consider the carrying value of restricted cash balances to be representative of its fair value.
As of June 30, 2019 and December 31, 2018, we had $16.3 million and $15.3 million, respectively, of equity method investments included in other noncurrent assets in our condensed consolidated balance sheet.

The following table summarizes the fair value information at June 30, 2019 and December 31, 2018 for contingent consideration liabilities, the net investment hedge liability and long-term debt measured at fair value on a recurring basis in the respective balance sheet line items:

		Fair Value Measurements Using
Financial statement line item	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2019
Other current liabilities - contingent consideration	$(9.1)	$—	$—	$(9.1)	$(9.1)
Other noncurrent liabilities - contingent consideration	(68.1)	—	—	(68.1)	(68.1)
Other noncurrent assets/(liabilities) - cross currency interest rate contracts designated as net investment hedges	(0.5)	—	(0.5)	—	(0.5)
Long-term debt - senior notes	(2,000.0)	—	(2,137.0)	—	(2,137.0)
December 31, 2018
Other current liabilities - contingent consideration	$(5.1)	$—	$—	$(5.1)	$(5.1)
Other noncurrent liabilities - contingent consideration	(69.0)	—	—	(69.0)	(69.0)
Other noncurrent assets/(liabilities) - cross currency interest rate contracts designated as net investment hedges	(7.4)	—	(7.4)	—	(7.4)
Long-term debt - senior notes	(2,000.0)	—	(2,005.0)	—	(2,005.0)
We determine our Level 2 fair value measurements based on a market approach using quoted market values, significant other observable inputs for identical or comparable assets or liabilities, or discounted cash flow analysis.
Contingent consideration liabilities relate to Galliprant® for which the fair value was estimated using a discounted cash flow analysis and Level 3 inputs, including projections representative of a market participant view for the probability of achieving potential future payments to Aratana Therapeutics, Inc. and an estimated discount rate. The amount to be paid as of June 30, 2019 was dependent upon certain development, success-based regulatory, and sales-based milestones. In addition, the amount of royalties to be paid is calculated as a percentage of net sales dependent upon the timing and geography and will, therefore, vary directly with increases and decreases in net sales of Galliprant®. There is no cap on the amount that may be paid pursuant to this arrangement. These liabilities were settled upon the closing of our acquisition of Aratana Therapeutics, Inc. on July 18, 2019. See Note 16: Subsequent Events for further discussion.
The Senior Notes are comprised of $500.0 million of 3.912% Senior Notes due August 27, 2021, $750.0 million of 4.272% Senior Notes due August 28, 2023, and $750.0 million of 4.900% Senior Notes due August 28, 2028.
We have a term credit facility of $427.5 million and $492.5 million, respectively, recorded at amortized cost in our condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018. We consider the carrying value of the term credit facility to be representative of its fair value as of June 30, 2019 and December 31, 2018. The fair value of this term credit facility is estimated based on quoted market prices of similar liabilities and is classified as Level 2.
In October 2018, we entered into a cross-currency fixed interest rate swap, 5-year, 750 million Swiss franc (CHF), which is designated as a net investment hedge (NIH) against CHF denominated assets for which the fair value was estimated based on quoted market values of similar hedges and is classified as Level 2. The NIH is expected to generate approximately $25 million in cash and an offset to interest expense on an annual basis. During the three and six months ended June 30, 2019, our interest expense was offset by $6.1 million and $12.2 million, respectively, as a result of the NIH. Over the life of the derivative, gains or losses due to spot rate fluctuations are recorded in cumulative translation adjustment. During the three months ended June 30, 2019, we recorded a $6.8 million loss, net of tax, on the NIH, which is included in the change in the cumulative translation adjustment in other comprehensive income. There is a potential for significant 2023 settlement exposure as the U.S. dollar fluctuates against the Swiss franc. The risk management objective is to manage foreign currency risk relating to net investments in certain CHF denominated assets. Changes in fair value of the derivative instruments are recognized in a component of Accumulated Other Comprehensive Loss to offset the changes in the values of the net investments being hedged.
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

The impact of operating leases to our condensed consolidated financial statements was as follows:

	Three months ended June 30, 2019	Six months ended June 30, 2019
Lease cost
Operating lease cost	$6.6	$12.3
Short-term lease cost	0.2	0.4
Variable lease cost	0.6	1.1
Total lease cost	$7.4	$13.8

Other information
Operating cash outflows from operating leases		$11.8
Right-of-use assets obtained in exchange for new operating lease liabilities		—
Weighted-average remaining lease term - operating leases		5 years
Weighted-average discount rate - operating leases		4.2%
Supplemental balance sheet information related to our operating leases is as follows:

	Balance Sheet Classification	June 30, 2019
Right-of-use assets	Other noncurrent assets	$81.3
Current operating lease liabilities	Other current liabilities	23.3
Non-current operating lease liabilities	Other noncurrent liabilities	58.3
As of June 30, 2019, the annual minimum lease payments of our operating lease liabilities were as follows:

Year 1	$24.8
Year 2	19.6
Year 3	11.9
Year 4	9.2
Year 5	7.4
After Year 5	15.1
Total lease payments	88.0
Less imputed interest	(6.4)
Total	$81.6
Note 11. Income Taxes

Provision for Taxes on Income	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Provision for Taxes on Income	$14.3	$22.8	$27.6	$27.6
Effective Tax Rate	28.5%	(57.0)%	29.0%	73.6%

During the periods presented in the condensed consolidated and combined financial statements for the three and six months ended June 30, 2018, our operations were generally included in the tax grouping of other Lilly entities within the respective entity's tax jurisdiction; however, in certain jurisdictions, we filed separate tax returns. Our income taxes for the three- and six-month periods ended June 30, 2019 reflect the results on a stand-alone basis independent of

Lilly, except for the period during which we were included in a combined tax return until full separation. In the jurisdictions in which we were included in a combined tax return, our income taxes were determined based on the tax matters agreement between us and Lilly. Prior to the Separation, the income tax expense included in these financial statements has been calculated using the separate return basis as if Elanco filed separate tax returns.
In 2017, the U.S. enacted the Tax Cuts and Jobs Act (2017 Tax Act), which significantly revised U.S. tax law. Guidance related to the 2017 Tax Act, including Notices, Proposed Regulations, and Final Regulations, has been issued, and we expect additional guidance will be issued in 2019. This additional guidance could materially impact our assumptions and estimates used to record our U.S. federal and state income tax expense resulting from the 2017 Tax Act.

We are included in Lilly's U.S. tax examinations by the Internal Revenue Service through the full separation date of March 11, 2019. Pursuant to the tax matters agreement we executed with Lilly in connection with the IPO, the potential liabilities or potential refunds attributable to pre-IPO periods in which Elanco was included in a Lilly consolidated or combined tax return remain with Lilly. Certain matters of Lilly’s U.S. examination of tax years 2013 - 2015 effectively settled during the three months ended June 30, 2019 and the resulting adjustments will not require any cash tax payments by Elanco. These adjustments are recorded in Separation activities within shareholders' equity. See Note 15: Related Party Agreements and Transactions for further information. As a result of Lilly's U.S. examination, there was a reduction of state net operating loss carryovers of $3.6 million gross, or $2.9 million, net of federal benefit. Additionally, associated valuation allowances were reduced by the same amount. The examination of tax year 2015 remains ongoing, and we believe it is reasonably possible that this examination could reach conclusion within the next twelve months.

For the three and six months ended June 30, 2019, we incurred $14.3 million and $27.6 million, respectively, of income tax expense. For the three and six months ended June 30, 2019, our effective tax rate of 28.5% and 29.0%, respectively, differs from the statutory income tax rate primarily due to a one-time foreign exchange gain on the transfer of assets upon separation in addition to the impact of state income taxes.

For the three and six months ended June 30, 2018, we incurred $22.8 million and $27.6 million, respectively of income tax expense. For the three and six months ended June 30, 2018, our effective tax rate differs from the statutory income tax rate primarily due to no benefits being recorded for losses incurred in the U.S. for asset impairments and contractual commitment charges associated with the suspension of commercial activities of Imrestor® due to full valuation allowances recorded in the U.S.
Note 12. Contingencies
We are party to various legal actions in the normal course of business. In determining whether a pending matter is significant for financial reporting and disclosure purposes, we consider both quantitative and qualitative factors in order to assess materiality. We record a liability for claims to the extent that we can formulate a reasonable estimate of their costs and there is a reasonable probability of incurring significant costs or expenses. At June 30, 2019 and December 31, 2018, we had no liabilities established related to litigation as there were no significant claims which were probable and estimable. We have not historically had any significant litigation expense and are not currently subject to a significant claim.
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
We have a single customer that accounted for 12.5% of revenue for each of the three months ended June 30, 2019 and 2018, respectively, and for 12.2% and 11.7% of revenue for the six months ended June 30, 2019 and 2018, respectively. The product sales resulted in accounts receivable with this customer of $98.1 million and $96.4 million as of June 30, 2019 and December 31, 2018, respectively.
We are exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates.
Selected geographic area information was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue—to unaffiliated customers(1)
United States	$395.0	$366.4	$778.9	$726.4
International	386.6	403.8	733.8	780.0
Revenue	$781.6	$770.2	$1,512.7	$1,506.4

	June 30, 2019	December 31, 2018
Long-lived assets(2)
United States	$637.0	$602.6
United Kingdom	185.0	187.5
Other foreign countries	200.4	195.8
Long-lived assets	$1,022.4	$985.9
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
Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and as such, these shares are not included in the calculation of diluted earnings per share. For the three and six months ended June 30, 2019, approximately 0.1 million and 0.1 million shares, respectively, of potential common shares were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

Note 15. Related Party Agreements and Transactions
Transactions with Lilly Subsequent to Separation and Related to the Separation
Amounts due from/(due to) Lilly in connection with the Separation and agreed upon services were as follows:

	June 30, 2019	December 31, 2018
TSA	$(18.6)	$(28.0)
Other activities	(28.7)	(38.0)
Local country asset purchases	(11.5)	(202.7)
Total receivable from/(payable to) Lilly	$(58.8)	$(268.7)

As described in Note 1, we completed an IPO in September 2018 and Lilly fully divested of all ownership of Elanco in March 2019. In connection with the Separation, we entered into various agreements with Lilly related to the form of our separation and certain ongoing activities that will continue for a period of time. These included, among others, a master separation agreement (MSA), a TSA and a tax matters agreement. In addition, there was a portion of our operations for which the legal transfer of our net assets did not occur prior to the Separation due to certain regulatory requirements in each of these countries.

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

Separation Activities
Subsequent to our IPO, there continue to be transactions between us and Lilly related primarily to the completion of the local country asset purchases and finalization of assets and liabilities associated with the legal separation from Lilly, combined income tax returns and the impact of the tax matters agreement, historical Lilly retirement benefits, and centralized cash management. The net impact of these activities of $18.4 million and $25.4 million for the three and six months ended June 30, 2019 has been reflected as Separation Activities within shareholders' equity. The most significant of these activities includes the finalization of the local country valuation of business and the resulting impact on deferred tax assets and the impact of combined tax returns.

Other Activities
We continue to share certain services and back office functions with Lilly, which in certain instances result in Lilly paying costs for Elanco (e.g., utilities, local country operating costs, etc.) that are then passed through to Elanco for reimbursement. These amounts are included in cash flows from operating activities in our condensed consolidated and combined statements of cash flows. In addition, we operate through a single treasury settlement process and prior to the local country asset purchases (as described below) continued to transact through Lilly's processes in certain instances. As a result of these activities, there were certain amounts of financing that occurred between Lilly and Elanco during the six month periods ended June 30, 2019. These amounts are included in cash flows from financing activities in our condensed consolidated and combined statements of cash flows.

Local Country Asset Purchases
The legal transfer of certain of our net assets did not occur prior to the Separation due to certain regulatory requirements in each of these countries. The related assets, liabilities, and results of operations have been reported in our condensed consolidated and combined financial statements, as we are responsible for the business activities conducted by Lilly on our behalf and are subject to the risks and entitled to the benefits generated by these operations and assets under the terms of the MSA. We held restricted cash, and the associated payable to Lilly, at the date of Separation to fund the acquisition of these assets. As of June 30, 2019, the majority of these assets have been legally acquired and the remainder are expected to be purchased during 2019. Restricted cash and Payable to Lilly of $11.5 million are recorded in the condensed consolidated balance sheet for the remainder of the assets expected to be purchased by the end of 2019.

Transactions with Lilly Prior to Separation

Prior to the IPO, we did not operate as a standalone business and had various relationships with Lilly whereby Lilly provided services to us. The impact on our historical combined financial statements includes the following:

Transfers to/from Lilly, net
As discussed in Note 2: Basis of Presentation, net parent company investment is primarily impacted by contributions from Lilly which are the result of treasury activity and net funding provided by or distributed to Lilly. For the three and six months ended June 30, 2018, net transfers to Lilly were $40.3 million and $109.5 million, respectively. Activities that impacted the net transfers (to)/from Lilly include corporate overhead and other allocations, income taxes, retirement benefits, and centralized cash management.

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
The allocations of services from Lilly to us were reflected as follows in the condensed consolidated and combined statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of sales	$—	$7.3	$—	$14.8
Research and development	—	0.7	—	1.5
Marketing, selling and administrative	—	27.5	—	54.8
Total	$—	$35.5	$—	$71.1

We provide Lilly certain services related to manufacturing support. Allocations of manufacturing support from us to Lilly were $1.2 million and $2.4 million for the for the three and six months ended June 30, 2018, respectively which reduced cost of sales in the unaudited condensed consolidated and combined statements of operations.
The financial information herein may not necessarily reflect our consolidated financial position, results of operations and cash flows in the future or what they would have been if we had been a separate, standalone entity during the periods presented. Management believes that the methods used to allocate expenses are reasonable.
Stock-based Compensation
Prior to full separation, our employees participated in Lilly stock-based compensation plans, the costs of which were allocated to us and recorded in cost of sales, research and development, and marketing, selling and administrative expenses in the unaudited condensed consolidated and combined statements of operations. The costs of such plans related to our employees were $5.1 million for the six months ended June 30, 2019. The costs of such plans related to our employees were $6.4 million and $13.3 million for the three and six months ended June 30, 2018, respectively.
Retirement Benefits
Prior to full separation, our employees participated in defined benefit pension and other post retirement plans sponsored by Lilly, the costs and benefits of which were recorded in the unaudited condensed consolidated and combined statement of operations in cost of sales, research and development, and marketing, selling and administrative expenses. For the three and six months ended June 30, 2018, the benefit of such plans related to our employees was $0.7 million and $1.3 million, respectively.
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
Note 16. Subsequent Events
Aratana Acquisition
On April 26, 2019, we entered into an agreement (the Merger Agreement) to acquire Aratana Therapeutics, Inc. (Aratana). Aratana is a pet therapeutics company focused on innovative therapies for dogs and cats, and creator of the canine osteoarthritis medicine, Galliprant®, the rights to which we acquired in 2016. Subject to the terms and conditions set forth in the Merger Agreement, upon the consummation of the merger, each share of Aratana common stock was converted into the right to receive 0.1481 shares of Elanco’s common stock plus one contingent value right, which represents the right to receive a contingent payment of $0.25 per share in cash upon the achievement of a specified milestone as outlined in the Merger Agreement. In connection with the transaction, we registered approximately 7.8 million shares of our stock during the three months ended June 30, 2019 for issuance to Aratana shareholders. Approximately 7.3 million shares were issued to previous Aratana shareholders upon closing, and the stock portion of the merger consideration represented $241.6 million. The maximum aggregate contingent payment is approximately $12 million. The transaction closed on July 18, 2019 and, as such, the accounting for this acquisition was incomplete at the time the condensed consolidated financial statements were issued.
Prevtec Acquisition
On July 31, 2019, we, through our wholly-owned subsidiary Elanco Canada Limited, acquired Prevtec Microbia, Inc. (“Prevtec”), pursuant to the terms of a share purchase agreement (the Share Purchase Agreement). Prevtec is a Canadian biotechnology company specializing in the development of vaccines intended to help prevent bacterial diseases in food animals. Prevtec is the maker of Coliprotec, a vaccine designed to protect pigs against post-weaning diarrhea and the effects of E. coli, which we were previously distributing in Europe and Canada.
Pursuant to the terms and conditions of the Share Purchase Agreement, the total consideration to be paid is approximately CAD $78.5 million. We paid approximately CAD $40.0 million at closing, with the remainder to be paid on September 30, 2019, subject to certain post-closing adjustments. In addition to this consideration, the sellers may receive up to CAD $21.5 million in additional cash consideration, if specific sales milestones are achieved by December 31, 2021. Due to the timing, the accounting for this acquisition was incomplete at the time the condensed consolidated financial statements were issued.

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
Companion Animal Therapeutics (CA Therapeutics): We have a broad pain and osteoarthritis portfolio across species, modes of action, indications and disease stages. Pet owners are increasingly treating osteoarthritis in their pets, and our Galliprant® product is one of the fastest growing osteoarthritis treatments in the U.S. We also have treatments for otitis (ear infections), as well as cardiovascular and dermatology indications.
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
For the three months ended June 30, 2019 and 2018, our revenue was $781.6 million and $770.2 million, respectively. For the three months ended June 30, 2019 and 2018, our net income (loss) was $35.9 million and $(62.8) million, respectively.
For the six months ended June 30, 2019 and 2018 our revenue was $1,512.7 million and $1,506.4 million, respectively. For the six months ended June 30, 2019 and 2018 our net income was $67.4 million and $9.9 million, respectively.
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
Product Development and New Product Launches
A key element of our targeted value creation strategy is to drive growth through portfolio development and product innovation, primarily in our three targeted growth categories of CA Disease Prevention, CA Therapeutics and FA Future Protein & Health. Since 2015, we've launched 11 new products, five of which were launched in 2017 and 2018. Revenue from these product launches contributed $206.3 million to revenue for the six months ended June 30, 2019. We continue to pursue the development of new chemical and biological molecules through our approach to innovation. Our future growth and success depends on both our pipeline of new products, including new products that we may develop through joint ventures and products that we are able to obtain through license or acquisition, and the expansion of the use of our existing products. We believe we are an industry leader in animal health research and development (R&D), with a track record of product innovation, business development and commercialization.
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

Foreign Exchange Rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 90 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. During the six months ended June 30, 2019 and 2018, approximately 42% and 47%, respectively, of our revenue was denominated in foreign currencies. As we operate in multiple foreign currencies, including the Euro, British pound, Swiss franc, Brazilian real, Australian dollar, Japanese yen, Canadian dollar, Chinese yuan, and other currencies, changes in those currencies relative to the U.S. dollar impact our revenue, cost of goods and expenses, and consequently, net income. These fluctuations may also affect the ability to buy and sell our products between markets impacted by significant exchange rate variances. There has been limited impact on our revenue due to currency movements during the six months ended June 30, 2019 and 2018.
Our Relationship with Lilly and Additional Standalone Costs
During the period prior to the IPO, our business operated solely as part of a division of Lilly. Our combined financial statements have been derived from Lilly’s consolidated financial statements and accounting records. Our combined financial statements reflect the financial position, results of operations and cash flows of the business that was transferred at the time of the Separation and do not purport to reflect what the results of operations, comprehensive income/(loss), financial position, equity or cash flows would have been had we operated as an independent, publicly traded company during the periods presented prior to the IPO.
Our historical results reflect an allocation of costs for certain Lilly corporate costs for periods prior to the IPO, including, among others, executive oversight, treasury, legal, finance, human resources, tax, internal audit, financial reporting, information technology and investor relations. These allocations are not necessarily indicative of the expenses we may incur as a standalone public company. Although we entered into certain agreements with Lilly in connection with the IPO and the Separation, the amount and composition of our expenses may vary from historical levels since the fees charged for the services under these agreements may be higher or lower than the costs reflected in the historical allocations. The total allocations included in our results for the three months ended June 30, 2019 and June 30, 2018 were $0.0 million and $35.5 million, respectively. The total allocations included in our results for the six months ended June 30, 2019 and June 30, 2018 were $0.0 million and $71.1 million, respectively. See Note 15: Related Party Agreements and Transactions in our unaudited condensed consolidated and combined financial statements.
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
Lilly utilizes a centralized treasury management system, of which we were a part until our IPO. For periods prior to the IPO, our condensed consolidated and combined financial statements reflect cash held only in bank accounts in our legal name and no allocation of combined cash positions. Our unaudited condensed consolidated and combined financial statements do not reflect an allocation of Lilly’s debt or any associated interest expense. In connection with the IPO, we incurred $2.5 billion of long-term borrowings. Our historical results reflect $29.6 million of interest expense during the year ended December 31, 2018 due to the timing of the borrowings, in comparison to $20.7 million and $41.5 million for the three and six months ended June 30, 2019, respectively. We have estimated interest expense of approximately $85 million on an annual basis based on our borrowings as of June 30, 2019.
For the periods prior to the IPO, our condensed consolidated and combined financial statements reflect income tax expense (benefit) computed on a separate company basis, as if operating as a standalone entity or a separate consolidated group in each material jurisdiction in which we operate. Our condensed consolidated and combined financial statements for the periods prior to the IPO also reflect certain deferred tax assets and liabilities and income taxes payable based on this approach that did not transfer to us upon the separation, as the underlying tax attributes were used by Lilly or retained by Lilly. As a result of potential changes to our business model and the fact that certain deferred tax assets and liabilities and income taxes payable did not transfer to us, income tax expense (benefit) included in the condensed consolidated and combined financial statements may not be indicative of our future expected tax rate.
Our historical results prior to IPO also do not reflect the impact of costs we have incurred and expect to continue to incur as a consequence of becoming a standalone company, including incremental costs associated with being a publicly traded company.

We are seeking to institute competitive compensation policies and programs as a standalone public company, the expense for which may differ from the compensation expense allocated by Lilly in our condensed consolidated and combined financial statements.
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
Asset Impairment, Restructuring and Other Special Charges
Our results have been impacted by asset impairment, restructuring and other special charges, including integration of acquired businesses, during the six months ended June 30, 2019 and 2018. These charges primarily include severance costs resulting from actions taken to reduce our cost structure, asset impairment charges related to product rationalization and site closures, and charges and costs related to our integration efforts as a result of our acquired businesses, external costs directly related to acquiring businesses, including expenses for banking, legal, accounting, and other similar services, and costs to stand our organization up to be an independent company.
For more information on these charges, see Note 6: Asset Impairment, Restructuring and Other Special Charges in our condensed consolidated and combined financial statements.
Results of Operations
The following discussion and analysis of our results of operations should be read along with our condensed consolidated and combined financial statements and the notes thereto.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Revenue	$781.6	$770.2	1%	$1,512.7	$1,506.4	—%
Costs, expenses and other:
Cost of sales	356.0	431.5	(17)%	699.8	791.5	(12)%
% of revenue	46%	56%	(10)%	46%	53%	(7)%
Research and development	68.8	61.4	12%	132.9	126.6	5%
% of revenue	9%	8%	1%	9%	9%	—%
Marketing, selling and administrative	200.9	191.1	5%	382.0	371.1	3%
% of revenue	26%	25%	1%	25%	25%	—%
Amortization of intangible assets	49.3	49.4	—%	98.3	98.6	—%
% of revenue	6%	6%	—%	6%	7%	—%
Asset impairment, restructuring and other special charges	31.8	68.0	(53)%	56.7	70.4	(19)%
Interest expense, net of capitalized interest	20.7	—	100%	41.5	—	100%
Other - net, expense	3.9	8.8	NM	6.5	10.7	NM
Income (loss) before taxes	50.2	(40.0)	NM	95.0	37.5	NM
% of revenue	6%	(5)%	11%	6%	2%	4%
Income tax expense	14.3	22.8	(37)%	27.6	27.6	—%
Net income (loss)	$35.9	$(62.8)	NM	$67.4	$9.9	NM
Certain amounts and percentages may reflect rounding adjustments.
NM - Not meaningful

Revenue
On a global basis, our revenue within our product categories was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
CA Disease Prevention	$223.4	$214.0	4%	$409.3	$415.3	(1)%
CA Therapeutics	83.4	68.3	22%	164.8	130.6	26%
FA Future Protein & Health	175.8	172.6	2%	343.0	339.3	1%
FA Ruminants & Swine	271.5	297.1	(9)%	545.6	579.6	(6)%
Subtotal	754.1	752.0	—%	1,462.7	1,464.8	—%
Strategic Exits(1)	27.5	18.2	51%	50.0	41.6	20%
Total	$781.6	$770.2	1%	$1,512.7	$1,506.4	—%
(1) Represents revenue from business activities we have either exited or made a strategic decision to exit.

Total revenue
Three months ended June 30, 2019 vs. three months ended June 30, 2018
Total revenue increased $11.4 million or 1% for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, reflecting a 2% increase due to higher volumes and a 2% increase due to prices, which were partially offset by a 3% unfavorable foreign exchange rate impact.
In summary, the total revenue increase was due primarily to:

•	an increase in revenue of $12.8 million or 6% from CA Disease Prevention products, excluding the impact of foreign exchange rates;

•	an increase in revenue of $17.8 million or 26% from CA Therapeutics products, excluding the impact of foreign exchange rates;

•	an increase in revenue of $12.1 million or 7% from FA Future Protein & Health products, excluding the impact of foreign exchange rates; and

•	an increase in revenue of $9.5 million or 52% from Strategic Exits, excluding the impact of foreign exchange rates.
partially offset by:

•	a decrease in revenue of $17.8 million or 6% from FA Ruminants & Swine products, excluding the impact of foreign exchange rates; and

•	a decrease in revenue of $23.0 million due to the negative impact of foreign exchange rates.
The detailed change in revenue by product category was as follows:

•
CA Disease Prevention revenue increased by $9.4 million or 4% for the quarter, driven by both increased volume and price, partially offset by an unfavorable impact from foreign exchange rates. The increase was driven by the continued uptake of Interceptor Plus® and Credelio®, partially offset by declines in certain older generation parasiticides.

•
CA Therapeutics revenue increased by $15.1 million or 22% for the quarter, driven by increased volume and to a lesser extent price, partially offset by the impact of foreign exchange rates. The revenue increase was driven by increased demand for products across the therapeutics portfolio, primarily Galliprant®.

•
FA Future Protein & Health revenue increased by $3.2 million or 2% for the quarter, driven by both increased volume and price, partially offset by an unfavorable impact from foreign exchange rates. Growth was driven by the aqua portfolio, and to a lesser extent, the poultry portfolio and nutritional health products.

•
FA Ruminants & Swine revenue decreased by $25.6 million or 9% driven by a decline in volume and to a lesser extent unfavorable impact from foreign exchange rates. The decline in revenue was driven by challenges in the international business, primarily softness in swine products due to African Swine Fever, particularly in Asia, the continued implementation of antimicrobial policies in certain Asian countries, and product rationalizations aligned with our productivity agenda. In the United States, unfavorable purchasing patterns for Rumensin® and a disruption of global supply of certain cattle products due to production issues at a contract manufacturer were partially offset by favorable purchasing patterns in other cattle products, primarily Optaflexx®.

•
Strategic Exits revenue increased by $9.3 million to $27.5 million and represented 4% of total revenue. The increase is due to higher contract manufacturing demand for companion animal vaccines and a favorable comparison in the second quarter related to the manufacturing of human growth hormone for Lilly, as this contract manufacturing agreement was not in place until the fourth quarter of 2018.

Six months ended June 30, 2019 vs. six months ended June 30, 2018
Total revenue increased $6.3 million or less than 1% for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, reflecting a 2% increase due to higher volumes and an increase of 1% due to price, offset by a 3% unfavorable foreign exchange rate.
In summary, the total revenue increase was due primarily to:

•	an increase in revenue of $39.2 million or 30% from CA Therapeutics products, excluding the impact of foreign exchange rates;

•	an increase in revenue of $20.4 million or 6% from FA Future Protein & Health products, excluding the impact of foreign exchange rates; and

•	an increase in revenue of $8.3 million or 20% from Strategic Exits, excluding the impact of foreign exchange rates.
partially offset by:

•	a decrease in revenue of $17.4 million or 3% from FA Ruminants & Swine products, excluding the impact of foreign exchange rates; and

•	a decrease in revenue of $44.2 million due to the negative impact of foreign exchange rates.
The detailed change in revenue by product category was as follows:

•
CA Disease Prevention revenue decreased by $6.0 million or 1%, primarily driven by an unfavorable impact from foreign exchange rates with no offset from price and volume. Declines in older generation parasiticide products and Companion Animal vaccines were partially offset by continued growth in Credelio®, Interceptor Plus® and certain other parasiticide products.

•
CA Therapeutics revenue increased by $34.2 million or 26%, driven by increased volume and to a lesser extent price, partially offset by the impact of foreign exchange rates. The revenue increase was driven by increased demand for products across the therapeutics portfolio, primarily Galliprant®.

•
FA Future Protein & Health revenue increased $3.7 million or 1%, driven by both increased volume and price, partially offset by an unfavorable impact from foreign exchange rates. Growth was driven by the aqua portfolio and, to a lesser extent, nutritional health products, partially offset by timing of international purchasing patterns for poultry feed additives portfolio.

•
FA Ruminants & Swine revenue decreased by $34.0 million or 6% driven by a decline in volume and to a lesser extent the unfavorable impact from foreign exchange rates and price. The decline in revenue was driven by challenges in the international business, primarily softness in swine products due to African Swine Fever, particularly in Asia, the continued implementation of antimicrobial policies in certain Asian countries, and product rationalizations aligned with our productivity agenda. In the United States, unfavorable purchasing patterns for Rumensin® were partially offset by favorable purchasing patterns for other cattle products, primarily Optaflexx®.

•	Strategic Exits revenue increased by $8.4 million to $50.0 million and represented 3% of total revenue.
Costs and Expenses and Other
Cost of sales
Three months ended June 30, 2019 vs. three months ended June 30, 2018
Cost of sales decreased $75.5 million in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 due primarily to manufacturing productivity improvements as well as charges recorded during the three months ended June 30, 2018 for inventory adjustments related to the suspension of commercial activities of Imrestor® and the closure of the Larchwood, Iowa facility.
Six months ended June 30, 2019 vs. six months ended June 30, 2018
Cost of sales decreased $91.7 million in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 due primarily to manufacturing productivity improvements and charges recorded during the six months ended June 30, 2018 for inventory adjustments related to the suspension of commercial activities of Imrestor® and the closure of the Larchwood, Iowa facility, partially offset by unfavorable product mix and higher affiliate losses and logistics costs.
Research and development
Three months ended June 30, 2019 vs. three months ended June 30, 2018
R&D expenses increased $7.4 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 primarily due to the timing of project spend within the year, increased project spend as a result of program progression, and increased costs as a result of operating as a standalone company during the three months ended June 30, 2019.
Six months ended June 30, 2019 vs. six months ended June 30, 2018
R&D expenses increased $6.3 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 primarily due to the timing of project spend within the year, increased project spend as a result of program progression, and increased costs as a result of operating as a standalone company during the six months ended June 30, 2019.
Marketing, selling and administrative
Three months ended June 30, 2019 vs. three months ended June 30, 2018
Marketing, selling and administrative expenses increased $9.8 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 due primarily to increased marketing expenses for Credelio®, Galliprant®, and Interceptor Plus®, as well as increased expenses as a result of operating as a public company, partially offset by lower selling costs and continued productivity initiatives and cost control measures across the business.
Six months ended June 30, 2019 vs. six months ended June 30, 2018
Marketing, selling and administrative expenses increased $10.9 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 due primarily to increased marketing expenses for Credelio®, Galliprant®, and Interceptor Plus®, as well as increased expenses as a result of operating as a public company, partially offset by slightly lower selling costs and continued productivity initiatives and cost control measures across the business.
Amortization of intangible assets
Three months ended June 30, 2019 vs. three months ended June 30, 2018
Amortization of intangible assets decreased $0.1 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.
Six months ended June 30, 2019 vs. six months ended June 30, 2018
Amortization of intangible assets decreased $0.3 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.
Asset impairment, restructuring and other special charges
For additional information regarding our asset impairment, restructuring and other special charges, see Note 6: Asset

Impairment, Restructuring and Other Special Charges to our condensed consolidated and combined financial statements.
Three months ended June 30, 2019 vs. three months ended June 30, 2018
Asset impairment, restructuring and other special charges decreased $36.2 million to $31.8 million for the three months ended June 30, 2019 from $68.0 million for the three months ended June 30, 2018 primarily due to exit costs and impairment charges recorded during the three months ended June 30, 2018 which did not repeat, partially offset by higher integration costs during the three months ended June 30, 2019 associated with the implementation of new systems, programs, and processes due to the Separation from Lilly.
Six months ended June 30, 2019 vs. six months ended June 30, 2018
Asset impairment, restructuring and other special charges decreased $13.7 million to $56.7 million for the six months ended June 30, 2019 from $70.4 million for the six months ended June 30, 2018 primarily due to exit costs and impairment charges recorded during the six months ended June 30, 2018 which did not repeat, partially offset by higher external costs directly related to acquiring businesses and higher integration costs during the six months ended June 30, 2019 associated with the implementation of new systems, programs, and processes due to the Separation from Lilly.
Interest expense, net of capitalized interest
Three months ended June 30, 2019 vs. three months ended June 30, 2018
Interest expense, net of capitalized interest, was $20.7 million for the three months ended June 30, 2019 due to our issuance of debt in the third quarter of 2018. There was no interest expense in the three months ended June 30, 2018.
Six months ended June 30, 2019 vs. six months ended June 30, 2018
Interest expense, net of capitalized interest, was $41.5 million for the six months ended June 30, 2019 due to our issuance of debt in the third quarter of 2018. There was no interest expense in the six months ended June 30, 2018.
Income tax expense
Three months ended June 30, 2019 vs. three months ended June 30, 2018
Income tax expense decreased $8.5 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 primarily due to mix of income by jurisdiction and full valuation allowances recorded in 2018 for losses incurred in the U.S. due to asset impairments and contractual commitments related to the suspension of commercial activities for Imrestor®.
Six months ended June 30, 2019 vs. six months ended June 30, 2018
Income tax expense is flat for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Income tax expense decreased due to mix of income by jurisdiction and full valuation allowances recorded in 2018 for losses incurred in the U.S. due to asset impairments and contractual commitments related to the suspension of commercial activities for Imrestor®. This decrease was offset by a one-time foreign exchange gain on the transfer of assets upon Separation from Lilly in addition to the impact of state income taxes reflected in our income tax expense for the six months ended June 30, 2019. See Note 11: Income Taxes for further information.

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
Cash Flows
The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented:

	Six Months Ended June 30,		%
Net cash provided by (used for):	2019	2018	Change
Operating activities	$58.2	$183.9	(68)%
Investing activities	(77.5)	(57.5)	35%
Financing activities	(249.8)	(123.7)	102%
Effect of exchange-rate changes on cash and cash equivalents	(11.8)	(5.1)	131%
Net decrease in cash, cash equivalents and restricted cash	$(280.9)	$(2.4)	11,604%
Operating activities
Our cash provided by operating activities decreased by $125.7 million, from $183.9 million for the six months ended June 30, 2018 to $58.2 million for the six months ended June 30, 2019. The decrease in operating cash flows was primarily attributable to increases in accounts receivable, inventories and other assets during the period. The impact of these items was partially offset by an increase in net income.
Investing activities
Our cash used for investing activities increased by $20.0 million, to $77.5 million for the six months ended June 30, 2019 compared to $57.5 million for the six months ended June 30, 2018. The change was primarily driven by an increase in purchases of software from 2018 to 2019.
Financing activities
Our cash used for financing activities increased by $126.1 million, from $123.7 million for the six months ended June 30, 2018 to $249.8 million for the six months ended June 30, 2019. The increase was attributable to $65.0 million of payments on the Term credit facility as well as increased cash outflow as a result of net cash consideration of $63.4 million paid to Lilly in connection with the local country asset purchases and other financing activities in connection with the Separation during the six months ended June 30, 2019 and other financing with Lilly during the period.
Description of Indebtedness
For a complete description of our outstanding debt as of June 30, 2019 and December 31, 2018, see Note 8 to our condensed consolidated and combined financial statements.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements that currently have a material effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies
The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There are certain of our accounting policies that are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in Item 7, "Management's Discussion & Analysis of Results of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes in the application of our critical accounting policies during the six months ended June 30, 2019, aside from our adoption of ASC 842, Leases, on January 1, 2019. See Note 10: Leases in our condensed consolidated and combined financial statements for further information.

Contractual Obligations
See Contractual Obligations included in Item 7, "Management's Discussion & Analysis of Results of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Risk
We operate on a global basis and are exposed to the risk that our earnings, cash flows and equity could be adversely impacted by fluctuations in foreign exchange rates. We are primarily exposed to foreign exchange risk with respect to net assets denominated in the Euro, Swiss franc, British pound, Canadian dollar, Australian dollar and Brazilian real. As part of the TSA, Lilly maintained a foreign currency risk management program through a central shared entity, which entered into derivative contracts to hedge foreign currency risk associated with forecasted transactions for the entire company, including historically for our operations. Gains and losses on derivative contracts entered into by Lilly were previously allocated to our results to the extent they were to cover exposure related to our business and offset gains and losses on underlying foreign currency exposures. We have implemented our own foreign currency risk management program and assumed all hedging activities in the second quarter of 2019.
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
We estimate that a hypothetical 10% adverse movement in all foreign currency exchange rates related to the translation of the results of our foreign operations would decrease our net income by approximately $5.3 million for the six months ended June 30, 2019.
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
Interest Risk
We are exposed to interest rate risk on the long-term debt we incurred in connection with our IPO. Prior to our IPO, we did not have any interest rate exposure. We have cash flow risk associated with our $427.5 million of borrowings under the Term Facility that pay interest based on variable rates. We actively monitor our exposure and will enter into financial instrument to fix the interest rate based on our assessment of the risk.
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
Our management, with the participation of Jeff Simmons, president and chief executive officer, and Todd Young, executive vice president and chief financial officer, evaluated our disclosure controls and procedures as of June 30, 2019. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective.
(b)Changes in Internal Controls. During the second quarter of 2019, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
(none)
Item 1A. Risk Factors
Other than the revisions set forth below, there have been no material changes from the risk factors disclosed in Part I of our Annual Report on Form 10-K for the year ended December 31, 2018 and Item 1A, "Risk Factors," of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019.

Generic products may be viewed as more cost‑effective than our products.
We face competition from products produced by other companies, including generic alternatives to our products. We depend on patents and regulatory data exclusivity periods to provide us with exclusive marketing rights for some of our products. Patents for individual products expire at different times based on the date of the patent filing (or sometimes the date of patent grant) and the legal term of patents in the jurisdictions where such patents are obtained. The extent of protection afforded by our patents varies from jurisdiction to jurisdiction and is limited by the scope of the claimed subject matter of our patents, the term of the patent and the availability and enforcement of legal remedies in the applicable jurisdiction. In 2018, approximately 72% of our revenue was from products that did not have patent protection, including revenue from some of our top products such as Rumensin®, Maxiban®, Denagard® and Tylan Premix®. Other products are protected by patents that expire over the next several years. For example, certain patents related to Trifexis® expire as early as 2020 in the U.S., 2021 in Japan and 2025 in European territories. As the patents for a brand name product expire, competitors may begin to introduce generic or other alternatives, and as a result, we may face competition from lower‑priced alternatives to many of our products. For example, we have experienced significant competitive headwinds from generic ractopamine in the U.S. In the third quarter of 2013, a large established animal health company received U.S. approval for generic ractopamine. U.S. revenue from Optaflexx®, our ractopamine beef product, has declined at a compound annual growth rate of 24% from 2015 to 2018 as a result of generic competition and international regulatory restrictions. In the third quarter of 2019, an established animal health company received U.S. approval for generic monensin in cattle and goats for certain indications. U.S. revenue from Rumensin® may decline as a result of the generic competition. We may face similar competition in the future for existing products that do not benefit from exclusivity or for existing products with material patents expiring in the future. See “Business of Elanco - Intellectual Property.”
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
2.1
Agreement and Plan of Merger, dated as of April 26, 2019, by and among Elanco Animal Health Incorporated, Elanco Athens Inc. and Aratana Therapeutics, Inc. (including the Form of Contingent Value Rights Agreement) (filed with 8-K on April 26, 2019 as Exhibit 2.1)

10.1	Elanco Animal Health Incorporated Executive Deferral Plan (filed herewith).
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
2.1
Agreement and Plan of Merger, dated as of April 26, 2019, by and among Elanco Animal Health Incorporated, Elanco Athens Inc. and Aratana Therapeutics, Inc. (including the Form of Contingent Value Rights Agreement) (filed with 8-K on April 26, 2019 as Exhibit 2.1)

10.1*	Elanco Animal Health Incorporated Directors' Deferral Plan (filed herewith).
31.1*	Sarbanes-Oxley Section 302 certification of Jeff Simmons
31.2*	Sarbanes-Oxley Section 302 certification of Todd Young
32*	Section 1350 certification of Jeff Simmons and Todd Young
101	Interactive Data Files.
*	Filed herewith.
**	Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ELANCO ANIMAL HEALTH INCORPORATED
(Registrant)

Date:	August 13, 2019	/s/ Jeffrey N. Simmons
Jeffrey N. Simmons
President and Chief Executive Officer
Date:	August 13, 2019	/s/ Todd S. Young
Todd S. Young
Executive Vice President, Chief Financial Officer