Form 10-Q
period 2019-09-30
Elanco Animal Health Inc
filed 2019-11-08
CIK 1739104

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
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
Yes ☐ No ☒
The number of shares of common stock outstanding as of November 6, 2019 were 373,004,001

Elanco Animal Health Incorporated
Form 10-Q
For the Quarter Ended September 30, 2019

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
Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national, or global political, economic, business, competitive, market, and regulatory conditions, including but not limited to the following:
•heightened competition, including from innovation or generics;
•the impact of disruptive innovations and advances in veterinary medical practices, animal health technologies and alternatives to animal-derived protein;
•changes in regulatory restrictions on the use of antibiotics in food animals;
•our ability to implement our business strategies or achieve targeted cost efficiencies and gross margin improvements;
•consolidation of our customers and distributors;
•an outbreak of infectious disease carried by food animals;
•the success of our research and development (R&D) and licensing efforts;
•our ability to complete acquisitions and successfully integrate the businesses we acquire, including the animal health business of Bayer Aktiengesellschaft (Bayer);
•our ability to obtain financing for the acquisition of the Bayer animal health business on favorable terms;
•misuse, off-label or counterfeiting use of our products;
•unanticipated safety, quality or efficacy concerns associated with our products;
•the impact of weather conditions and the availability of natural resources;
•disruption in our supply chain due to manufacturing issues experienced by our contract manufacturers;
•the impact of increased or decreased sales to our channel distributors resulting in higher or lower inventory levels held by them in advance of or trailing actual customer demand, which could lead to variations in quarterly revenue results;
•risks related to our presence in emerging markets;
•changes in United States (U.S.) foreign trade policy, imposition of tariffs or trade disputes;
•the impact of global macroeconomic conditions; and
•the effect on our business resulting from our separation from Eli Lilly & Co. (Lilly), including the various costs associated with transition to a stand alone entity.
See “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (SEC) and Item 1A, "Risk Factors," of Part II of this Quarterly Report on Form 10-Q and of Part II of our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2019 and March 31, 2019, for a further description of these and other factors. Although we have attempted to identify important risk factors, there may be other risk factors not presently known to us or that we presently believe are not material that could cause actual results and developments to differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report. If any of these risks materialize, or if any of the above assumptions underlying forward-looking statements prove incorrect, actual results and developments may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report. For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this quarterly report. Any forward-looking statement made by us in this quarterly report speaks only as of the date hereof. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or to revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such, and should be viewed as historical data.

PART I. Financial Information
Item 1. Financial Statements
Elanco Animal Health Incorporated
Unaudited Condensed Consolidated and Combined Statements of Operations
(Dollars and shares in millions, except per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$771.3	$761.1	$2,284.0	$2,267.5
Costs, expenses and other:
Cost of sales	360.4	369.8	1,060.2	1,161.3
Research and development	69.9	58.9	202.8	185.5
Marketing, selling and administrative	192.3	179.0	574.3	550.1
Amortization of intangible assets	50.7	48.7	149.0	147.3
Asset impairment, restructuring and other special charges (Note 7)	77.2	12.4	133.9	82.8
Interest expense, net of capitalized interest	18.7	8.6	60.2	8.6
Other–net, expense	14.6	4.9	21.1	15.6
	783.8	682.3	2,201.5	2,151.2
Income (loss) before income taxes	(12.5)	78.8	82.5	116.3
Income tax (benefit) expense	(22.5)	18.6	5.1	46.2
Net income	$10.0	$60.2	$77.4	$70.1

Earnings per share:
Basic	$0.03	$0.20	$0.21	$0.24
Diluted	$0.03	$0.20	$0.21	$0.24
Weighted average shares outstanding:
Basic	371.6	301.2	367.7	296.0
Diluted	373.2	301.2	368.7	296.0
See notes to unaudited condensed consolidated and combined financial statements.

Elanco Animal Health Incorporated
Unaudited Condensed Consolidated and Combined Statements of Comprehensive Income (Loss)
(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$10.0	$60.2	$77.4	$70.1
Other comprehensive income (loss):
Foreign currency translation	(58.9)	85.1	(53.7)	(20.6)
Defined benefit pension and retiree health benefit plans, net of taxes	21.2	9.4	23.4	10.8
Other comprehensive income (loss), net of tax	(37.7)	94.5	(30.3)	(9.8)
Comprehensive income (loss)	$(27.7)	$154.7	$47.1	$60.3
See notes to unaudited condensed consolidated and combined financial statements.

Elanco Animal Health Incorporated
Condensed Consolidated Balance Sheets
(Dollars in millions)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$309.2	$474.8
Accounts receivable, net of allowances of $6.3 (2019) and $8.4 (2018)	758.3	651.8
Other receivables	65.1	57.6
Inventories (Note 8)	1,068.7	1,004.1
Prepaid expenses and other	98.0	113.9
Restricted cash (Note 17)	11.1	202.7
Total current assets	2,310.4	2,504.9
Noncurrent Assets
Goodwill	2,946.4	2,958.0
Other intangibles, net	2,435.0	2,453.0
Other noncurrent assets	220.2	118.4
Property and equipment, net of accumulated depreciation of $909.3 (2019) and $878.6 (2018)	911.7	922.4
Total assets	$8,823.7	$8,956.7
Liabilities and Equity
Current Liabilities
Accounts payable	$206.1	$205.2
Employee compensation	88.8	98.9
Sales rebates and discounts	182.2	169.9
Current portion of long-term debt (Note 9)	24.5	29.0
Other current liabilities	181.5	199.0
Payable to Lilly (Note 17)	58.4	268.7
Total current liabilities	741.5	970.7
Noncurrent Liabilities
Long-term debt (Note 9)	2,335.6	2,443.3
Accrued retirement benefits (Note 15)	81.4	109.1
Deferred taxes (Note 12)	81.1	114.6
Other noncurrent liabilities	96.4	121.5
Total liabilities	3,336.0	3,759.2
Commitments and Contingencies (Note 13)	—	—
Equity
Common stock, no par value, 5,000,000,000 shares authorized, 372,999,206 and 365,643,911 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	5,646.4	5,403.3
Retained earnings	93.8	16.4
Accumulated other comprehensive loss	(252.5)	(222.2)
Total equity	5,487.7	5,197.5
Total liabilities and equity	$8,823.7	$8,956.7

See notes to unaudited condensed consolidated and combined financial statements.

Elanco Animal Health Incorporated
Unaudited Condensed Consolidated and Combined Statements of Equity
(Dollars and shares in millions)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Additional Paid-in Capital	Net Parent Company Investment	Retained Earnings	Foreign Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Total	Total Equity
December 31, 2018	365.6	$—	$5,403.3	$—	$16.4	$(218.2)	$(4.0)	$(222.2)	$5,197.5
Net income	—	—	—	—	31.5	—	—	—	31.5
Other comprehensive income (loss), net of tax	—	—	—	—	—	(30.2)	2.0	(28.2)	(28.2)
Separation activities(1)	—	—	(7.0)	—	—	—	—	—	(7.0)
Stock compensation	—	—	2.4	—	—	—	—	—	2.4
Issuance of stock under employee stock plans, net	0.1	—	—	—	—	—	—	—	—
March 31, 2019	365.7	$—	$5,398.7	$—	$47.9	$(248.4)	$(2.0)	$(250.4)	$5,196.2
Net income	—	—	—	—	35.9	—	—	—	35.9
Other comprehensive income, net of tax	—	—	—	—	—	35.4	0.2	35.6	35.6
Separation activities(1)	—	—	(18.4)	—	—	—	—	—	(18.4)
Stock compensation	—	—	14.3	—	—	—	—	—	14.3
Other	—	—	1.9	—	—	—	—	—	1.9
June 30, 2019	365.7	$—	$5,396.5	$—	$83.8	$(213.0)	$(1.8)	$(214.8)	$5,265.5
Net income	—	—	—	—	10.0	—	—	—	10.0
Other comprehensive income (loss), net of tax	—	—	—	—	—	(58.9)	21.2	(37.7)	(37.7)
Separation activities(1)	—	—	(3.0)	—	—	—	—	—	(3.0)
Stock compensation	—	—	11.3	—	—	—	—	—	11.3
Issuances of stock in connection with Aratana acquisition:(2)
Issuance to Aratana shareholders for acquisition	7.2	—	238.0	—	—	—	—	—	238.0
Accelerated vesting of equity awards	0.1	—	3.6	—	—	—	—	—	3.6
September 30, 2019	373.0	$—	$5,646.4	$—	$93.8	$(271.9)	$19.4	$(252.5)	$5,487.7
(1) See Note 17: Related Party Agreements and Transactions for further discussion.
(2) See Note 6: Acquisitions for further discussion.

See notes to unaudited condensed consolidated and combined financial statements.

Elanco Animal Health Incorporated
Unaudited Condensed Consolidated and Combined Statements of Equity, continued
(Dollars and shares in millions)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Additional Paid-in Capital	Net Parent Company Investment	Retained Earnings	Foreign Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Total	Total Equity
December 31, 2017	293.3	$—	$—	$8,036.9	$—	$(227.2)	$(29.4)	$(256.6)	$7,780.3
Adoption of Accounting Standards Update 2016-16	—	—	—	(0.3)	—	—	—	—	(0.3)
Net income	—	—	—	72.7	—	—	—	—	72.7
Other comprehensive income (loss), net of tax	—	—	—	—	—	119.2	(0.6)	118.6	118.6
Transfers (to)/from Lilly, net(1)	—	—	—	(69.2)	—	—	—	—	(69.2)
March 31, 2018	293.3	$—	$—	$8,040.1	$—	$(108.0)	$(30.0)	$(138.0)	$7,902.1
Net income (loss)	—	—	—	(62.8)	—	—	—	—	(62.8)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(224.9)	2.0	(222.9)	(222.9)
Dividends declared	—	—	—	—	—	—	—	—	—
Transfers (to)/from Lilly, net(1)	—	—	—	(40.3)		—	—	—	(40.3)
June 30, 2018	293.3	$—	$—	$7,937.0	$—	$(332.9)	$(28.0)	$(360.9)	$7,576.1
Net income	—	—	—	60.2	—	—	—	—	60.2
Other comprehensive income, net of tax	—	—	—	—	—	85.1	9.4	94.5	94.5
Transfers (to)/from Lilly, net(1)	—	—	—	(116.8)	—	—	—	—	(116.8)
Separation activities(1)	—	—	—	2.2	—	56.1	—	56.1	58.3
Issuance of common stock	72.3	—	1,659.7	—	—	—	—	—	1,659.7
Consideration to Lilly in connection with the Separation	—	—	(4,194.9)	—	—	—	—	—	(4,194.9)
Reclassification of net parent company investment	—	—	7,882.6	(7,882.6)	—	—	—	—	—
September 30, 2018	365.6	$—	$5,347.4	$—	$—	$(191.7)	$(18.6)	$(210.3)	$5,137.1
(1) See Note 17: Related Party Agreements and Transactions for further discussion.

Elanco Animal Health Incorporated
Unaudited Condensed Consolidated and Combined Statements of Cash Flows
(Dollars in millions)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net income	$77.4	$70.1
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and amortization	231.1	222.3
Change in deferred income taxes	14.9	12.6
Stock-based compensation expense	36.7	20.2
Asset impairment charges	24.7	102.5
Changes in operating assets and liabilities	(267.0)	(83.4)
Other non-cash operating activities, net	(20.0)	3.5
Net Cash Provided by Operating Activities	97.8	347.8
Cash Flows from Investing Activities
Net purchases of property and equipment	(86.0)	(74.3)
Cash paid for acquisitions, net of cash acquired	(32.8)	—
Other investing activities, net	(41.7)	(4.6)
Net Cash Used for Investing Activities	(160.5)	(78.9)
Cash Flows from Financing Activities
Repayments of borrowings (Note 9)	(115.0)	—
Proceeds from issuance of long-term debt (Note 9)	—	2,477.7
Proceeds from issuance of common stock (Note 1)	—	1,659.7
Consideration paid to Lilly in connection with the Separation (Note 1)	(191.6)	(3,559.1)
Other net financing transactions with Lilly	6.3	(247.4)
Other financing activities, net	1.7	(3.7)
Net Cash Provided by (Used for) Financing Activities	(298.6)	327.2
Effect of exchange rate changes on cash and cash equivalents	4.1	15.4
Net increase (decrease) in cash, cash equivalents and restricted cash	(357.2)	611.5
Cash, cash equivalents and restricted cash at January 1	677.5	323.4
Cash, cash equivalents and restricted cash at September 30, 2019	$320.3	$934.9

	September 30,
	2019	2018
Cash and cash equivalents	$309.2	$300.0
Restricted cash (Note 17)	11.1	634.9
Cash, cash equivalents and restricted cash at September 30, 2019	$320.3	$934.9
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
On September 24, 2018, Elanco Parent completed an initial public offering resulting in the issuance of 72.3 million shares of its common stock (including shares issued pursuant to the underwriters’ option to purchase additional shares), which represented 19.8% of the outstanding shares, at $24 per share (IPO) resulting in total net proceeds, after underwriting discounts and commissions, of $1.7 billion.  In connection with the completion of the IPO, through a series of equity and other transactions, Lilly transferred to Elanco Parent the animal health businesses that form its business going forward. In exchange Elanco Parent has paid to Lilly approximately $4.2 billion, which includes the net proceeds from the IPO, the net proceeds from the debt offering completed by Elanco Parent in August 2018 and the term loan facility entered into by Elanco Parent in September 2018 (see Note 9: Debt). These transactions are collectively referred to herein as the Separation.
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
Certain reclassifications have been made to prior periods in the unaudited condensed consolidated and combined financial statements and accompanying notes to conform with the current presentation.
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
Prior to Separation, these combined financial statements include an allocation of expenses related to certain Lilly corporate functions, including executive oversight, treasury, legal, finance, human resources, tax, internal audit, financial reporting, information technology and investor relations, prior to IPO. These expenses have been allocated to us based on direct usage or benefit where specifically identifiable, with the remainder allocated primarily on a pro rata basis of revenue, headcount and other measures. We consider the expenses methodology and results to be reasonable for all periods presented. However, the allocations may not be indicative of the actual expense that would have been incurred had we operated as an independent, publicly traded company for the periods presented. It is impractical to estimate what the standalone costs of Elanco would have been in the historical periods. After the Separation, a Transitional Services Agreement (TSA) between Lilly and Elanco went into effect. Under the terms of the TSA, we will be able to use these Lilly services for a fixed term established on a service-by-service basis. We are paying Lilly mutually agreed upon fees for the Lilly services provided under the TSA. Our consolidated and combined financial statements reflect the charges for Lilly services after the IPO. See Note 17: Related Party Agreements and Transactions for additional details.
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
Prior to Separation, the equity balance in the combined financial statements represents the excess of total assets over liabilities, including intercompany balances between Elanco and Lilly (net parent company investment) and accumulated other comprehensive income/(loss). Net parent company investment is primarily impacted by contributions from Lilly which are the result of treasury activities and net funding provided by or distributed to Lilly. See Note 17: Related Party Agreements and Transactions for further information.

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
We will also continue to have certain ongoing relationships with Lilly as described in Note 17: Related Party Agreements and Transactions.

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
We adopted the standard on January 1, 2019 using the modified retrospective approach, applied at the beginning of the period of adoption, and we elected the package of transition practical expedients. Upon adoption of the standard, we recorded $84.9 million of right-of-use assets and $85.3 million of operating lease liabilities on our consolidated balance sheet. Adoption of this standard did not have a material impact on our consolidated statement of operations for the nine months ended September 30, 2019. See Note 11: Leases for further information.

The following table provides a brief description of the accounting standards applicable to us that have not yet been adopted:

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	This standard modifies the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses.	This standard is effective January 1, 2020, with early adoption permitted. We intend to adopt this standard on that date.	While we are continuing to evaluate the effect of this standard, we currently do not anticipate that this standard will have a material impact on our condensed consolidated financial statements.
Accounting Standards Update 2018-15, Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract
	This guidance aligns the requirements for capitalizing implementation costs incurred in a cloud-based hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.	This standard is effective January 1, 2020, with early adoption permitted. We intend to adopt this standard on that date.	We are currently evaluating the effect of this standard on our condensed consolidated financial statements.

Note 5. Revenue
Product Sales
We recognize revenue primarily from product sales to customers. Revenue from sales of products is recognized at the point where the customer obtains control of the goods and we satisfy our performance obligation, which generally is at the time we ship the product to the customer. Payment terms differ by jurisdiction and customer, but payment terms in most of our major jurisdictions typically range from 30 to 120 days from date of shipment. Revenue for our product sales has not been adjusted for the effects of a financing component as we expect, at contract inception, that the period between when we transfer control of the product and when we receive payment will be one year or less. Any exceptions are either not material or we collect interest for payments made after the due date. Provisions for rebates and discounts, and returns are established in the same period the related sales are recognized. We generally ship product shortly after orders are received; therefore, we generally only have a few days of orders received but not yet shipped at the end of any reporting period. Shipping and handling activities are considered to be fulfillment activities and are not considered to be a separate performance obligation. We exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are imposed on our sales of product and collected from a customer.
Significant judgments must be made in determining the transaction price for sales of products related to anticipated rebates and discounts, and returns. The following describe the most significant of these judgments:
Sales Rebates and Discounts - Background and Uncertainties
•Most of our products are sold to wholesale distributors. We initially invoice our customers contractual list prices. Contracts with direct and indirect customers may provide for various rebates and discounts that may differ in each contract. As a consequence, to determine the appropriate transaction price for our product sales at the time we recognize a sale to a direct customer, we must estimate any rebates or discounts that ultimately will be due to the direct customer and other customers in the distribution chain under the terms of our contracts. Judgments are required in making these estimates.
•The rebate and discount amounts are recorded as a deduction to arrive at our net product sales. We estimate these accruals using an expected value approach.
•In determining the appropriate accrual amount, we consider our historical experience with similar incentives programs and current sales data to estimate the impact of such programs on revenue and continually monitor the impact of this experience and adjust as necessary. Although we accrue a liability for rebates related to these programs at the time the sale is recorded, the rebate related to that sale is typically paid up to six months after the rebate or incentive period expires. Because of this time lag, in any particular period rebate adjustments may incorporate revisions of accruals for several periods.
Our sales rebates and discounts are based on specific agreements and the majority relate to sales in the U.S. As of September 30, 2019 and 2018, the liability for sales rebates and discounts in the U.S. represents approximately 71% and 70%, respectively, of our total liability with the next largest country representing approximately 6% and 8%, respectively, of our total liability.
The following table summarizes the activity in the sales rebates and discounts liability in the U.S.:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balance	$132.1	$99.1	$118.5	$114.8
Reduction of revenue	75.9	53.5	222.2	154.2
Payments	(78.9)	(49.1)	(211.6)	(165.5)
Ending balance	$129.1	$103.5	$129.1	$103.5
Adjustments to revenue recognized as a result of changes in estimates for the judgments described above during the three and nine months ended September 30, 2019 and 2018 for product shipped in previous periods were not material.
Sales Returns - Background and Uncertainties

•We estimate a reserve for future product returns related to product sales using an expected value approach. This estimate is based on several factors, including: local returns policies and practices; returns as a percentage of revenue; an understanding of the reasons for past returns; estimated shelf life by product; and estimate of the amount of time between shipment and return. Adjustments to the returns reserve have been and may in the future be required based on revised estimates to our assumptions, which would have an impact on our consolidated results of operations. We record the return amounts as a deduction to arrive at our net product sales.
Actual product returns were less than 0.1% and approximately 0.1% of net revenue for the three and nine months ended September 30, 2019 and 0.2% and 0.3% for the three and nine months ended September 30, 2018, respectively, and have not fluctuated significantly as a percentage of revenue.
Disaggregation of Revenue
The following table summarizes our revenue disaggregated by product category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Companion Animal Disease Prevention	$207.6	$188.6	$616.9	$603.9
Companion Animal Therapeutics	87.6	80.5	252.4	211.1
Food Animal Future Protein & Health	191.5	162.8	534.5	502.1
Food Animal Ruminants & Swine	266.2	301.5	811.8	881.1
Strategic Exits(1)	18.4	27.7	68.4	69.3
Revenue	$771.3	$761.1	$2,284.0	$2,267.5
(1) Represents revenue from business activities we have either exited or made a strategic decision to exit.

Note 6. Acquisitions
2019 Acquisitions
During the three months ended September 30, 2019, we completed the acquisitions of all outstanding shares of Aratana Therapeutics, Inc. (Aratana) and Prevtec Microbia Inc. (Prevtec). These transactions were accounted for as business combinations under the acquisition method of accounting. Under this method, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date in our condensed consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. The excess of the purchase price over the fair value of the acquired net assets, where applicable, has been recorded as goodwill. The results of operations of these acquisitions are included in our condensed consolidated financial statements from the dates of acquisition.
Aratana Therapeutics, Inc.
On July 18, 2019, we acquired Aratana, a pet therapeutics company focused on innovative therapies for dogs and cats, in a stock transaction. Aratana is the creator of the canine osteoarthritis medicine, Galliprant®, the rights to which we acquired in 2016. The acquisition enhances our presence in the areas of appetite stimulants in dogs, pain relief in dogs and cats, and treatments of other conditions in the U.S. and internationally. In connection with the acquisition, we issued approximately 7.2 million shares with a value of $238.0 million to Aratana shareholders, based on our stock price on the last trading day immediately prior to the closing date. The purchase consideration also included up to $12 million in contingent value rights, which represent the rights of Aratana shareholders to receive a contingent payment of $0.25 per share in cash upon the achievement of a specified milestone as outlined in the merger agreement. We calculated an immaterial fair value for the contingent value rights using the Monte Carlo simulation model.

Contingent consideration liabilities we previously recorded for future royalty and milestone payments in relation to the 2016 acquisition of Galliprant were settled upon the closing of our acquisition of Aratana. The liabilities were valued at $84.7 million as of the acquisition date using the Monte Carlo simulation model. The resulting $7.5 million loss upon settlement was recorded in Other - net, expense in the condensed consolidated and combined statement of operations for the three and nine months ended September 30, 2019.

The following table summarizes the preliminary amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Estimated Fair Value at July 18, 2019
Cash and cash equivalents	$26.4
Inventories	10.4
Acquired in-process research and development	36.3
Marketed products(1)	37.1
Other intangible assets(1)	13.5
Other assets and liabilities - net	25.4
Total identifiable net assets	149.1
Goodwill(2)	4.2
Settlement of existing contingent consideration liabilities	84.7
Total consideration transferred	$238.0
(1) These intangible assets, which are being amortized on a straight-line basis over their estimated useful lives, are expected to have a weighted average useful life of approximately 12.5 years.
(2) The goodwill recognized from this acquisition is attributable primarily to expected synergies from combining the operations of Aratana with our legacy business. The majority of goodwill associated with this acquisition is not deductible for tax purposes.

The accounting for this acquisition is substantially complete, with the exception of the finalization of the valuation of inventory and intangible assets as well as minor working capital adjustments. The final determination of these amounts will be completed as soon as possible but no later than one year from the acquisition date.
We issued 0.1 million shares and recorded $3.6 million of stock-based compensation expense for the vesting of Aratana equity awards that was accelerated upon the closing of the acquisition during the three months ended September 30, 2019.
Our condensed consolidated statement of operations for the three months ended September 30, 2019 included revenues of $3.8 million from Aratana.
Had Aratana been acquired on January 1, 2018, the unaudited pro forma combined revenues of Elanco and Aratana would have been $2.3 billion for both the nine months ended September 30, 2019 and September 30, 2018, and income before income taxes would have been $66.9 million and $98.9 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.

Prevtec Microbia Inc.
On July 31, 2019, we acquired Prevtec in a cash transaction for approximately $60.3 million, inclusive of certain post-closing adjustments. Prevtec is a Canadian biotechnology company specializing in the development of vaccines intended to help prevent bacterial diseases in food animals. The acquisition allows us to expand on our previous distribution arrangement for Coliprotec® and is consistent with our efforts to explore innovative antibiotic alternatives.
The purchase consideration included up to $16.3 million in additional cash consideration, contingent upon the achievement of specific sales milestones by December 31, 2021. We have recorded a $4.7 million liability on the condensed consolidated balance sheet as of the acquisition date based on the fair value of the contingent consideration as calculated using the Monte Carlo simulation model.

The following table summarizes the preliminary amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Estimated Fair Value at July 31, 2019
Cash and cash equivalents	$0.9
Property and equipment	0.5
Acquired in-process research and development	2.8
Marketed products(1)	59.1
Other intangible assets	1.1
Other assets and liabilities - net	(9.8)
Total identifiable net assets	54.6
Goodwill(2)	10.4
Total consideration transferred	$65.0
(1) These intangible assets, which are being amortized on a straight-line basis over their estimated useful lives, are expected to have a weighted average useful life of 10 years.
(2) The goodwill recognized from this acquisition is attributable primarily to expected synergies from combining the operations of Prevtec with our legacy business and future unidentified projects and products. The goodwill associated with this acquisition is not deductible for tax purposes.

The accounting for this acquisition is substantially complete, with the exception of the finalization of the valuation of intangible assets as well as minor working capital adjustments. The final determination of these amounts will be completed as soon as possible but no later than one year from the acquisition date.

Pending Acquisition
Bayer Animal Health Business
On August 19, 2019, we entered into a Share and Asset Purchase Agreement (Purchase Agreement) with Bayer Aktiengesellschaft (Bayer), a German corporation, to acquire Bayer's animal health business. Bayer's animal health business is a provider of products intended to improve the health and well-being of pets and farm animals. This acquisition is expected to expand our Companion Animal product category, advancing our planned intentional portfolio mix transformation and creating a better balance between our Food Animal and Companion Animal product categories. Pursuant to the Purchase Agreement and subject to the satisfaction of certain customary closing conditions, including the receipt of antitrust approvals and the absence of any law or order enjoining or otherwise prohibiting the transaction in specified jurisdictions, we will purchase Bayer’s animal health business for $5.3 billion in cash and approximately $2.3 billion of our common stock, subject to certain customary adjustments. The transaction will close no earlier than July 1, 2020, per the terms of the Purchase Agreement. See Note 13: Contingencies for discussion regarding certain commitments related to this transaction.

Note 7. Asset Impairment, Restructuring and Other Special Charges
Our total charges related to asset impairment, restructuring and other special charges, including integration of acquired businesses, in the unaudited condensed consolidated and combined statements of operations consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cash expense (income):
Severance and other costs	$10.4	$(0.2)	$9.6	$(2.8)
Integration and acquisition costs	46.1	4.9	99.6	10.5
Facility exit costs	—	1.5	—	11.2
Total cash expense	56.5	6.2	109.2	18.9
Non-cash expense:
Asset impairment	10.2	6.2	14.2	63.9
Asset write-down	10.5	—	10.5	—
Total non-cash expense	20.7	6.2	24.7	63.9
Total expense	$77.2	$12.4	$133.9	$82.8
Restructuring
We historically participated in Lilly's cost-reduction initiatives, which resulted in restructuring charges in the period prior to our IPO. The restructuring costs include severance and other costs incurred as a result of actions taken to reduce our cost structure.
During September 2019, we initiated a restructuring program to reduce costs and support margin expansion. As a part of the restructuring program, the Company will eliminate certain positions across multiple locations and functions, including exiting research and development operations in Prince Edward Island, Canada, ceasing certain manufacturing operations in Wusi, China, and streamlining operations in Speke, England. The restructuring charge consisted of severance costs and non-cash asset write-down expenses. We expect to substantially complete the restructuring activities by September 2020.
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
Asset impairment
Asset impairment recognized during the three and nine months ended September 30, 2019 resulted from the adjustment to fair value of property and equipment and intangible assets that were subject to product rationalization.
Asset write-down
Asset write-down expenses recognized during the three and nine months ended September 30, 2019 resulted from the adjustments recorded to write assets classified as held for sale down to their current fair value.

The following table summarizes the activity in our reserves established in connection with restructuring activities:

	Facility exit costs	Severance	Total
Balance at December 31, 2017	$34.9	$43.1	$78.0
Charges	11.2	(2.8)	8.4
Separation adjustment	(5.9)	—	(5.9)
Cash paid	(10.9)	(22.6)	(33.5)
Balance at September 30, 2018	$29.3	$17.7	$47.0

Balance at December 31, 2018	$9.3	$35.1	$44.4
Charges	20.7	20.0	40.7
Reserve adjustments	—	(10.2)	(10.2)
Cash paid	(2.0)	(18.8)	(20.8)
Balance at September 30, 2019	$28.0	$26.1	$54.1

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
Inventories consisted of the following:

	September 30, 2019	December 31, 2018
Finished products	$435.1	$400.7
Work in process	588.1	570.4
Raw materials and supplies	84.6	80.4
Total (approximates replacement cost)	1,107.8	1,051.5
Decrease to LIFO cost	(39.1)	(47.4)
Inventories	$1,068.7	$1,004.1

Note 9. Debt
Long-term debt consisted of the following:

	September 30, 2019	December 31, 2018
Term credit facility	$377.5	$492.5
3.912% Senior Notes due 2021	500.0	500.0
4.272% Senior Notes due 2023	750.0	750.0
4.900% Senior Notes due 2028	750.0	750.0
Other obligations	0.3	0.5
Unamortized debt issuance costs	(17.7)	(20.7)
Total debt	2,360.1	2,472.3
Less current portion of long-term debt	24.5	29.0
Total long-term debt	$2,335.6	$2,443.3

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
As of September 30, 2019 and December 31, 2018, we had $17.9 million and $15.3 million, respectively, of equity method investments included in other noncurrent assets in our condensed consolidated balance sheet.
The following table summarizes the fair value information at September 30, 2019 and December 31, 2018 for long-term debt as well as for contingent consideration liabilities and the net investment hedge asset (liability) measured at fair value on a recurring basis in the respective balance sheet line items:

		Fair Value Measurements Using
Financial statement line item	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2019
Other noncurrent liabilities - contingent consideration	$(4.7)	$—	$—	$(4.7)	$(4.7)
Other noncurrent assets/(liabilities) - cross currency interest rate contracts designated as net investment hedges	22.8	—	22.8	—	22.8
Long-term debt - senior notes	(2,000.0)	—	(2,120.0)	—	(2,120.0)
December 31, 2018
Other current liabilities - contingent consideration	$(5.1)	$—	$—	$(5.1)	$(5.1)
Other noncurrent liabilities - contingent consideration	(69.0)	—	—	(69.0)	(69.0)
Other noncurrent assets/(liabilities) - cross currency interest rate contracts designated as net investment hedges	(7.4)	—	(7.4)	—	(7.4)
Long-term debt - senior notes	(2,000.0)	—	(2,005.0)	—	(2,005.0)
We determine our Level 2 fair value measurements based on a market approach using quoted market values or significant other observable inputs for identical or comparable assets or liabilities.
Contingent consideration liabilities as of September 30, 2019 related to contingent consideration associated with the acquisition of Prevtec during the period. Based on the terms of the purchase agreement, we will pay up to $16.3 million contingent upon the achievement of specific Coliprotec sales milestones by December 31, 2021. The fair value was estimated using the Monte Carlo simulation model and Level 3 inputs, including historical revenue, discount rate, asset volatility, and revenue volatility. See Note 6: Acquisitions for further discussion.

Contingent consideration liabilities as of December 31, 2018 related to Galliprant for which the fair value was estimated using a discounted cash flow analysis and Level 3 inputs, including projections representative of a market participant view for the probability of achieving potential future payments to Aratana and an estimated discount rate. The amount to be paid as of December 31, 2018 was dependent upon certain development, success-based regulatory, and sales-based milestones. These liabilities were settled upon the closing of our acquisition of Aratana on July 18, 2019. See Note 6: Acquisitions for further discussion.
The Senior Notes are comprised of $500.0 million of 3.912% Senior Notes due August 27, 2021, $750.0 million of 4.272% Senior Notes due August 28, 2023, and $750.0 million of 4.900% Senior Notes due August 28, 2028.
We have a term credit facility of $377.5 million and $492.5 million, respectively, recorded at amortized cost in our condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018. We consider the carrying value of the term credit facility to be representative of its fair value as of September 30, 2019 and December 31, 2018. The fair value of this term credit facility is estimated based on quoted market prices of similar liabilities and is classified as Level 2.
In October 2018, we entered into a five-year cross-currency fixed interest rate swap with a 750 million Swiss franc (CHF) notional amount, which is designated as a net investment hedge (NIH) against CHF denominated assets for which the fair value was estimated based on quoted market values of similar hedges and is classified as Level 2. The NIH is expected to generate approximately $25 million in cash and an offset to interest expense on an annual basis. During the three and nine months ended September 30, 2019, our interest expense was offset by $6.2 million and $18.4 million, respectively, as a result of the NIH. Over the life of the derivative, gains or losses due to spot rate fluctuations are recorded in cumulative translation adjustment. During the three months ended September 30, 2019, we recorded a gain of $18.5 million, net of tax, on the NIH, which is included in the change in the cumulative translation adjustment in other comprehensive income. There is a potential for significant 2023 settlement exposure as the U.S. dollar fluctuates against the Swiss franc. The risk management objective is to manage foreign currency risk relating to net investments in certain CHF denominated assets. Changes in fair value of the derivative instruments are recognized as a component of accumulated other comprehensive loss to offset the changes in the values of the net investments being hedged.

Note 11. Leases
We determine if an arrangement is a lease at inception. We have operating leases for corporate offices, research and development facilities, vehicles, and equipment. Our leases have remaining lease terms of one to 12 years, some of which have options to extend or terminate the leases. Finance leases are included in property and equipment, current portion of long-term debt, and long-term debt in our condensed consolidated balance sheet. Finance leases are not material to our condensed consolidated statements of operations, condensed consolidated balance sheet, or condensed consolidated statement of cash flows. Beginning January 1, 2019, operating leases are included in noncurrent assets, other current liabilities, and other noncurrent liabilities in our consolidated balance sheet.
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
We elected not to apply the recognition requirements of ASC 842, Leases, to short-term leases, which are deemed to be leases with a lease term of 12 months or less. Instead, we recognize lease payments in the condensed consolidated statements of operations on a straight-line basis over the lease term and variable payments in the period in which the obligation for these payments are incurred. We elected this policy for all classes of underlying assets. We elected not to apply the practical expedient related to the separation of lease and non-lease components or the practical expedient which allows entities to use hindsight when determining lease term.
The impact of operating leases to our condensed consolidated financial statements was as follows:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Lease cost
Operating lease cost	$6.7	$19.0
Short-term lease cost	0.1	0.5
Variable lease cost	0.5	1.6
Total lease cost	$7.3	$21.1

Other information
Operating cash outflows from operating leases		$17.9
Right-of-use assets obtained in exchange for new operating lease liabilities		2.0
Weighted-average remaining lease term - operating leases		4.9 years
Weighted-average discount rate - operating leases		4.2%

Supplemental balance sheet information related to our operating leases is as follows:

	Balance Sheet Classification	September 30, 2019
Right-of-use assets	Other noncurrent assets	$81.7
Current operating lease liabilities	Other current liabilities	24.1
Non-current operating lease liabilities	Other noncurrent liabilities	57.6

As of September 30, 2019, the annual minimum lease payments of our operating lease liabilities were as follows:

Year 1	$25.3
Year 2	20.1
Year 3	11.5
Year 4	9.0
Year 5	7.0
After Year 5	14.9
Total lease payments	87.8
Less imputed interest	(6.1)
Total	$81.7

Note 12. Income Taxes

Provision for Taxes on Income	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Benefit) Provision for Taxes on Income	$(22.5)	$18.6	$5.1	$46.2
Effective Tax Rate	179.7%	23.6%	6.2%	39.7%

During the periods presented in the condensed consolidated and combined financial statements for the three and nine months ended September 30, 2018, our operations were generally included in the tax grouping of other Lilly entities within the respective entity's tax jurisdiction; however, in certain jurisdictions, we filed separate tax returns. Our income taxes for the three and nine month periods ended September 30, 2019 reflect the results on a stand-alone basis independent of Lilly, except for the period during which we were included in a combined tax return until full separation. In the jurisdictions in which we were included in a combined tax return, our income taxes were determined based on the tax matters agreement between us and Lilly. Prior to the Separation, the income tax expense included in these financial statements has been calculated using the separate return basis as if Elanco filed separate tax returns.
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
We are included in Lilly's U.S. tax examinations by the Internal Revenue Service through the full separation date of March 11, 2019. Pursuant to the tax matters agreement we executed with Lilly in connection with the IPO, the potential liabilities or potential refunds attributable to pre-IPO periods in which Elanco was included in a Lilly consolidated or combined tax return remain with Lilly. Certain matters of Lilly’s U.S. examination of tax years 2013 - 2015 effectively settled during the three months ended June 30, 2019 and the resulting adjustments will not require any cash tax payments by Elanco. The examination for tax year 2015 remains ongoing, but Lilly anticipates the remaining matters will be effectively settled in the fourth quarter of 2019. Lilly’s U.S. examination of tax years 2016-2018 is expected to begin in the fourth quarter of 2019.
For the three and nine months ended September 30, 2019, we recognized an income tax benefit of $22.5 million and incurred $5.1 million of income tax expense, respectively. For the three and nine months ended September 30, 2019, our effective tax rate differs from the statutory income tax rate primarily due to a discrete tax benefit from the resolution of a Brazil tax audit in addition to the impact of lower pre-tax earnings largely due to restructuring charges. Tax reserves had been established in the 2015 acquisition of Novartis Animal Health (Novartis) and were partially covered by an indemnity. The favorable resolution of the Brazil tax audit resulted in an income tax benefit of approximately $14 million in the third quarter of 2019.
For the three and nine months ended September 30, 2018, we incurred $18.6 million and $46.2 million, respectively, of income tax expense. For the three and nine months ended September 30, 2018, our effective tax rate differs from the statutory income tax rate primarily due to no benefits being recorded for losses incurred in the U.S. for asset impairments and contractual commitment charges associated with the suspension of commercial activities of Imrestor® due to full valuation allowances recorded in the United States.

Note 13. Contingencies
Legal matters
We are party to various legal actions in the normal course of business. In determining whether a pending matter is significant for financial reporting and disclosure purposes, we consider both quantitative and qualitative factors in order to assess materiality. We record a liability for claims to the extent that we can formulate a reasonable estimate of their costs and there is a reasonable probability of incurring significant costs or expenses. At September 30, 2019 and December 31, 2018, we had no liabilities established related to litigation as there were no significant claims which were probable and estimable. We have not historically had any significant litigation expense and are not currently subject to a significant claim.
Bayer Animal Health acquisition financing
In connection with our pending acquisition of the animal health business of Bayer as discussed in Note 6: Acquisitions, in August 2019, we entered into a commitment letter that provides for financing consisting of up to $750 million in a revolving facility, $3.0 billion in a term facility, and $2.75 billion in a senior secured bridge facility. The revolving facility, term facility, and bridge facility are subject to customary terms, conditions, and financial covenants. If drawn upon, the proceeds will be used to fund a portion of the cash to be paid in the pending acquisition of the animal health business of Bayer and the payment of related fees and expenses. The revolving facility will mature five years after the closing date of the acquisition and the term facility and bridge facility will mature seven years after the closing date of the acquisition. In connection with the financing commitment letter, we will incur fixed commitment fees of $40.4 million that will become due and payable upon the closing of the pending acquisition or the termination of the Purchase Agreement with Bayer. These fees have not been recorded on the condensed consolidated balance sheet as of September 30, 2019.

Note 14. Geographic Information
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
Our products include Rumensin®, Optaflexx®, Denagard®, Tylan®, Maxiban® and other products for livestock and poultry, as well as Trifexis®, Interceptor®, Comfortis®, Galliprant and other products for companion animals.
We have a single customer that accounted for 15.9% and 11.1% of revenue for the three months ended September 30, 2019 and 2018, respectively, and for 13.4% and 11.5% of revenue for the nine months ended September 30, 2019 and 2018, respectively. The product sales resulted in accounts receivable with this customer of $124.5 million and $96.4 million as of September 30, 2019 and December 31, 2018, respectively.
We are exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates.

Selected geographic area information was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue—to unaffiliated customers(1)
United States	$388.2	$382.2	$1,167.1	$1,108.6
International	383.1	378.9	1,116.9	1,158.9
Revenue	$771.3	$761.1	$2,284.0	$2,267.5

	September 30, 2019	December 31, 2018
Long-lived assets(2)
United States	$637.2	$602.6
United Kingdom	181.8	187.5
Other foreign countries	208.6	195.8
Long-lived assets	$1,027.6	$985.9
(1) Revenue is attributed to the countries based on the location of the customer.
(2) Long-lived assets consist of property and equipment, net, and certain noncurrent assets.

Note 15. Retirement Benefits

Pension plan amendment
In September 2019, we signed agreements under which certain defined pension benefits in Switzerland will transfer from the current Lilly pension fund as of December 31, 2019 to a new Elanco pension fund effective January 1, 2020. This resulted in a plan amendment during the period. The plan amendment decreased our pension benefit obligation by approximately $21 million, consisting primarily of a decrease in prior service costs of approximately $75 million, partially offset by a loss of approximately $54 million driven by changes in certain assumptions. The net impact to accumulated other comprehensive income was a gain of approximately $21 million, which will be amortized over the average remaining service period of employees expected to receive benefits under the plans.

Note 16. Earnings Per Share
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
We compute basic earnings per share by dividing net earnings available to common shareholders by the actual weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted stock units and stock options converted their holdings into common stock. For the three and nine months ended September 30, 2019, weighted average number of common shares outstanding used to calculate basic earnings per share includes the impact of approximately 7.3 million shares that were issued during the period in connection with the acquisition of Aratana. See Note 6: Acquisitions for further discussion.
Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and as such, these shares are not included in the calculation of diluted earnings per share. For both the three and nine months ended September 30, 2019, approximately 0.1 million shares of potential common shares were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

Note 17. Related Party Agreements and Transactions
Transactions with Lilly Subsequent to Separation and Related to the Separation
Amounts due from/(due to) Lilly in connection with the Separation and agreed upon services were as follows:

	September 30, 2019	December 31, 2018
TSA	$(18.1)	$(28.0)
Other activities	(29.2)	(38.0)
Local country asset purchases	(11.1)	(202.7)
Total receivable from/(payable to) Lilly	$(58.4)	$(268.7)

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

Separation Activities
Subsequent to our IPO, there continue to be transactions between us and Lilly related primarily to the completion of the local country asset purchases and finalization of assets and liabilities associated with the legal separation from Lilly, combined income tax returns and the impact of the tax matters agreement, historical Lilly retirement benefits, and centralized cash management. The net impact of these activities of $3.0 million and $28.4 million for the three and nine months ended September 30, 2019, respectively, has been reflected as Separation Activities within shareholders' equity. The most significant of these activities includes the finalization of the local country valuation of business and the resulting impact on deferred tax assets and the impact of combined tax returns.

Other Activities
We continue to share certain services and back office functions with Lilly, which in certain instances result in Lilly paying costs for Elanco (e.g., utilities, local country operating costs, etc.) that are then passed through to Elanco for reimbursement. These amounts are included in cash flows from operating activities in our condensed consolidated and combined statements of cash flows. In addition, we operate through a single treasury settlement process and prior to the local country asset purchases (as described below) continued to transact through Lilly's processes in certain instances. As a result of these activities, there were certain amounts of financing that occurred between Lilly and Elanco during the nine month period ended September 30, 2019. These amounts are included in cash flows from financing activities in our condensed consolidated and combined statements of cash flows.

Local Country Asset Purchases
The legal transfer of certain of our net assets did not occur prior to the Separation due to certain regulatory requirements in each of these countries. The related assets, liabilities, and results of operations have been reported in our condensed consolidated and combined financial statements, as we are responsible for the business activities conducted by Lilly on our behalf and are subject to the risks and entitled to the benefits generated by these operations and assets under the terms of the MSA. We held restricted cash, and the associated payable to Lilly, at the date of Separation to fund the acquisition of these assets. As of September 30, 2019, the majority of these assets have been legally acquired and the remainder are expected to be purchased during 2019. Restricted cash and Payable to Lilly of $11.1 million are recorded in the condensed consolidated balance sheet for the remainder of the assets expected to be purchased by the end of 2019.

Transactions with Lilly Prior to Separation

Prior to the IPO, we did not operate as a standalone business and had various relationships with Lilly whereby Lilly provided services to us. The impact on our historical combined financial statements includes the following:

Transfers to/from Lilly, net
As discussed in Note 2: Basis of Presentation, net parent company investment is primarily impacted by contributions from Lilly which are the result of treasury activity and net funding provided by or distributed to Lilly. For the three and nine months ended September 30, 2018, net transfers to Lilly were $116.8 million and $226.3 million, respectively. Activities that impacted the net transfers (to)/from Lilly include corporate overhead and other allocations, income taxes, retirement benefits, and centralized cash management.

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
The allocations of services from Lilly to us were reflected as follows in the condensed consolidated and combined statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of sales	$—	$7.0	$—	$21.8
Research and development	—	0.7	—	2.2
Marketing, selling and administrative	—	26.4	—	81.2
Total	$—	$34.1	$—	$105.2

We provide Lilly certain services related to manufacturing support. Allocations of manufacturing support from us to Lilly were $1.3 million and $3.7 million for the for the three and nine months ended September 30, 2018, respectively which reduced cost of sales in the unaudited condensed consolidated and combined statements of operations.
The financial information herein may not necessarily reflect our consolidated financial position, results of operations and cash flows in the future or what they would have been if we had been a separate, standalone entity during the periods presented. Management believes that the methods used to allocate expenses are reasonable.
Stock-based Compensation
Prior to full separation, our employees participated in Lilly stock-based compensation plans, the costs of which were allocated to us and recorded in cost of sales, research and development, and marketing, selling and administrative expenses in the unaudited condensed consolidated and combined statements of operations. The costs of such plans related to our employees were $5.1 million for the nine months ended September 30, 2019. The costs of such plans related to our employees were $6.9 million and $20.2 million for the three and nine months ended September 30, 2018, respectively.
Retirement Benefits
Prior to full separation, our employees participated in defined benefit pension and other post retirement plans sponsored by Lilly, the costs and benefits of which were recorded in the unaudited condensed consolidated and combined statement of operations in cost of sales, research and development, and marketing, selling and administrative expenses. For the three and nine months ended September 30, 2018, the benefit of such plans related to our employees was $1.6 million and $0.3 million, respectively.
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
The management’s discussion and analysis of financial condition and results of operations is intended to assist the reader in understanding and assessing significant changes and trends related to our results of operations and financial position. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated and combined financial statements and accompanying footnotes in Item 1 of Part I of this Quarterly Report on Form 10-Q. Certain statements in this Item 2 of Part I of this Quarterly Report on Form 10-Q constitute forward-looking statements. Various risks and uncertainties, including those discussed in "Forward-Looking Statements," Item 1A, "Risk Factors," of Part II of this Quarterly Report on Form 10-Q and of Part II of our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2019 and March 31, 2019, and Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018, may cause our actual results, financial position, and cash generated from operations to differ materially from these forward-looking statements.
Overview
Founded in 1954 as part of Eli Lilly and Company, Elanco is a premier animal health company that innovates, develops, manufactures and markets products for companion and food animals. Headquartered in Greenfield, Indiana, we are the fourth largest animal health company in the world, with revenue of $3,066.8 million for the year ended December 31, 2018. Globally, we are #1 in medicinal feed additives, #3 in other pharmaceuticals, which are mainly companion animal therapeutics, and #2 in poultry, measured by 2018 revenue, according to Vetnosis.
We have one of the broadest portfolios of pet parasiticides in the companion animal sector. We offer a diverse portfolio of more than 125 brands that make us a trusted partner to veterinarians and food animal producers in more than 90 countries.
On September 24, 2018, we completed our initial public offering (IPO), pursuant to which we issued and sold 19.8% of our total outstanding shares. On September 20, 2018, our common stock began trading on the New York Stock Exchange (NYSE) under the symbol “ELAN.” On September 24, 2018, immediately preceding the completion of the IPO, Lilly transferred to us substantially all of its animal health businesses in exchange for (i) all of the net proceeds (approximately $1,659.7 million) we received from the sale of our common stock in the IPO, including the net proceeds we received as a result of the exercise in full of the underwriters’ option to purchase additional shares, (ii) all of the net proceeds (approximately $2,000 million) we received from the issuance of our senior notes; and (iii) all of the net proceeds ($498.6 million) we received from the entry into our term loan facility. In addition, immediately prior to the completion of the IPO, we entered into certain agreements with Lilly that provide a framework for our ongoing relationship with them.
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
We operate our business in a single segment directed at fulfilling our vision of enriching the lives of people through food, making protein more accessible and affordable, and through pet companionship, helping pets live longer, healthier lives. We advance our vision by offering products in four primary categories:
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
Food Animal Future Protein & Health (FA Future Protein & Health): Our portfolio in this category, which includes vaccines, nutritional enzymes and animal-only antibiotics, serves the growing demand for protein and includes innovative products in poultry and aquaculture production, where demand for animal health products is outpacing overall industry growth. We are focused on developing functional nutritional health products that promote food animal health, including enzymes, probiotics and prebiotics. We are a leader in providing vaccines as alternatives to antibiotics to promote animal health based on share of revenue.
Food Animal Ruminants & Swine (FA Ruminants & Swine): We have developed a range of food animal products used extensively in ruminant (e.g., cattle, sheep and goats) and swine production.
For the three months ended September 30, 2019 and 2018, our revenue was $771.3 million and $761.1 million, respectively. For the three months ended September 30, 2019 and 2018, our net income was $10.0 million and $60.2 million, respectively.
For the nine months ended September 30, 2019 and 2018, our revenue was $2,284.0 million and $2,267.5 million, respectively. For the nine months ended September 30, 2019 and 2018, our net income was $77.4 million and $70.1 million, respectively.
Increases or decreases in inventory levels at our channel distributors can positively or negatively impact our quarterly and annual revenue results, leading to variations in quarterly revenues. This can be a result of various factors, such as end customer demand, new customer contracts, heightened and generic competition, the need for certain inventory levels, our ability to renew distribution contracts with expected terms, our ability to implement commercial strategies, regulatory restrictions, unexpected customer behavior, payment terms we extend, which are subject to internal policies, and procedures and environmental factors beyond our control, including weather conditions.
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
Factors Affecting Our Results of Operations
Product Development and New Product Launches
A key element of our targeted value creation strategy is to drive growth through portfolio development and product innovation, primarily in our three targeted growth categories of CA Disease Prevention, CA Therapeutics and FA Future Protein & Health. Since 2015, we've launched or acquired 14 new products, five of which were launched in 2017 and 2018. Revenue from these products contributed $325.0 million to revenue for the nine months ended September 30, 2019. We continue to pursue the development of new chemical and biological molecules through our approach to innovation. Our future growth and success depends on both our pipeline of new products, including new products that we may develop through joint ventures and products that we are able to obtain through license or acquisition, and the expansion of the use of our existing products. We believe we are an industry leader in animal health R&D, with a track record of product innovation, business development and commercialization.
Productivity
Our results have benefited from our continued operational and productivity initiatives implemented following recent acquisitions and in response to changing market demand for antibiotics and other headwinds, such as competition with generics and innovation. We implemented a number of initiatives across the manufacturing, R&D and marketing, selling and administrative functions, such as rationalization of stock keeping units, reduction of contract manufacturing organizations, implementation of lean manufacturing principles and procurement initiatives.
Foreign Exchange Rates
Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 90 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. During the nine months ended September 30, 2019 and 2018, approximately 43% and 51%, respectively, of our revenue was denominated in foreign currencies. As we operate in multiple foreign currencies, including the Euro, British pound, Swiss franc, Brazilian real, Australian dollar, Japanese yen, Canadian dollar, Chinese yuan, and other currencies, changes in those currencies relative to the U.S. dollar impact our revenue, cost of sales and expenses, and consequently, net income. These fluctuations may also affect the ability to buy and sell our products between markets impacted by significant exchange rate variances. Currency movements decreased revenue by 2% during the nine months ended September 30, 2019. Currency movements had limited impact on revenue during the nine months ended September 30, 2018.
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
Our historical results reflect an allocation of costs for certain Lilly corporate costs for periods prior to the IPO, including, among others, executive oversight, treasury, legal, finance, human resources, tax, internal audit, financial reporting, information technology and investor relations. These allocations are not necessarily indicative of the expenses we may incur as a standalone public company. Although we entered into certain agreements with Lilly in connection with the IPO and the Separation, the amount and composition of our expenses may vary from historical levels since the fees charged for the services under these agreements may be higher or lower than the costs reflected in the historical allocations. The total allocations included in our results for the three months ended September 30, 2019 and September 30, 2018 were $0.0 million and $34.1 million, respectively. The total allocations included in our results for the nine months ended September 30, 2019 and September 30, 2018 were $0.0 million and $105.2 million, respectively. See Note 17: Related Party Agreements and Transactions in our unaudited condensed consolidated and combined financial statements.
We are currently investing in expanding our own administrative functions, including, but not limited to, information technology, facilities management, distribution, human resources, and manufacturing, to replace services previously provided by Lilly. Because of initial stand up costs and overlaps with services previously provided by Lilly, we have incurred and expect to continue to incur certain temporary, duplicative expenses in connection with the Separation. We have also incurred and expect to continue to incur costs related to the build out of processes and systems to support finance and global supply and logistics, among others. We currently estimate these costs taken together to be in a range from $240 million to $290 million, net of potential real estate dispositions and employee benefit changes, of which a portion will be capitalized and the remainder will be expensed.
Lilly utilizes a centralized treasury management system, of which we were a part until our IPO. For periods prior to the IPO, our condensed consolidated and combined financial statements reflect cash held only in bank accounts in our legal name and no allocation of combined cash positions. Our unaudited condensed consolidated and combined financial statements do not reflect an allocation of Lilly’s debt or any associated interest expense. In connection with the IPO, we incurred $2.5 billion of long-term borrowings. Our historical results reflect $29.6 million of interest expense during the year ended December 31, 2018 due to the timing of the borrowings, in comparison to $18.7 million and $60.2 million for the three and nine months ended September 30, 2019, respectively. We have estimated interest expense of approximately $85 million on an annual basis based on our borrowings as of September 30, 2019.
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
We are instituting competitive compensation policies and programs as a standalone public company, the expense for which may differ from the compensation expense allocated by Lilly in our condensed consolidated and combined financial statements.
As a result of the IPO, we became subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act. We are establishing or expanding additional procedures and practices as a standalone public company. As a result, we will continue to incur additional costs as a standalone public company, including internal audit, external audit, investor relations, stock administration, stock exchange fees and regulatory compliance costs.
Asset Impairment, Restructuring and Other Special Charges
Our results have been impacted by asset impairment, restructuring and other special charges, including integration of acquired businesses, during the nine months ended September 30, 2019 and 2018. These charges primarily include severance costs resulting from actions taken to reduce our cost structure, asset impairment charges related to product rationalization and site closures, and charges and costs related to our integration efforts as a result of our acquired businesses, external costs directly related to acquiring businesses, including expenses for banking, legal, accounting, and other similar services, and costs to stand our organization up to be an independent company.
For more information on these charges, see Note 7: Asset Impairment, Restructuring and Other Special Charges in our condensed consolidated and combined financial statements.
Results of Operations
The following discussion and analysis of our results of operations should be read along with our condensed consolidated and combined financial statements and the notes thereto.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Revenue	$771.3	$761.1	1%	$2,284.0	$2,267.5	1%
Costs, expenses and other:
Cost of sales	360.4	369.8	(3)%	1,060.2	1,161.3	(9)%
% of revenue	47%	49%	(2)%	46%	51%	(5)%
Research and development	69.9	58.9	19%	202.8	185.5	9%
% of revenue	9%	8%	1%	9%	9%	—%
Marketing, selling and administrative	192.3	179.0	7%	574.3	550.1	4%
% of revenue	25%	24%	1%	25%	24%	1%
Amortization of intangible assets	50.7	48.7	4%	149.0	147.3	1%
% of revenue	7%	6%	—%	7%	6%	—%
Asset impairment, restructuring and other special charges	77.2	12.4	523%	133.9	82.8	62%
Interest expense, net of capitalized interest	18.7	8.6	117%	60.2	8.6	600%
Other - net, expense	14.6	4.9	NM	21.1	15.6	NM
Income (loss) before taxes	(12.5)	78.8	NM	82.5	116.3	NM
% of revenue	(2)%	10%	(12)%	4%	5%	4%
Income tax (benefit) expense	(22.5)	18.6	(221)%	5.1	46.2	(89)%
Net income	$10.0	$60.2	NM	$77.4	$70.1	NM
Certain amounts and percentages may reflect rounding adjustments.
NM - Not meaningful

Revenue
On a global basis, our revenue within our product categories was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
CA Disease Prevention	$207.6	$188.6	10%	$616.9	$603.9	2%
CA Therapeutics	87.6	80.5	9%	252.4	211.1	20%
FA Future Protein & Health	191.5	162.8	18%	534.5	502.1	6%
FA Ruminants & Swine	266.2	301.5	(12)%	811.8	881.1	(8)%
Subtotal	752.9	733.4	3%	2,215.6	2,198.2	1%
Strategic Exits(1)	18.4	27.7	(34)%	68.4	69.3	(1)%
Total	$771.3	$761.1	1%	$2,284.0	$2,267.5	1%
(1) Represents revenue from business activities we have either exited or made a strategic decision to exit.

Total revenue
Three months ended September 30, 2019 vs. three months ended September 30, 2018
Total revenue increased $10.2 million or 1% for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, reflecting a 4% increase in price, partially offset by a 1% decrease in volume and a 1% unfavorable impact from foreign exchange rates.
In summary, the total revenue increase was due primarily to:
•an increase in revenue of $20.6 million or 11% from CA Disease Prevention products, excluding the impact of foreign exchange rates;
•an increase in revenue of $8.0 million or 10% from CA Therapeutics products, excluding the impact of foreign exchange rates;
•an increase in revenue of $32.4 million or 20% from FA Future Protein & Health products, excluding the impact of foreign exchange rates; and
partially offset by:
•a decrease in revenue of $33.3 million or 11% from FA Ruminants & Swine products, excluding the impact of foreign exchange rates;
•a decrease in revenue of $9.2 million or 33% from Strategic Exits, excluding the impact of foreign exchange rates.
•a decrease in revenue of $8.3 million due to the negative impact of foreign exchange rates.
The detailed change in revenue by product category was as follows:
•CA Disease Prevention revenue increased by $19.0 million or 10% for the quarter, driven by both increased volume and price, partially offset by an unfavorable impact from foreign exchange rates. The revenue increase was primarily driven by continued increases in sales of Interceptor Plus® and Credelio®, vaccines, and initial stocking for a new customer agreement.
•CA Therapeutics revenue increased by $7.1 million or 9% for the quarter, driven by increased volume and to a lesser extent price, partially offset by the unfavorable impact of foreign exchange rates. The revenue increase was driven by increased demand for products across the therapeutics portfolio, primarily Galliprant, initial stocking for a new customer agreement, and sales of Entyce® and Nocita® resulting from the third quarter acquisition of Aratana.

•FA Future Protein & Health revenue increased by $28.7 million or 18% for the quarter, driven by both increased volume and price, partially offset by an unfavorable impact from foreign exchange rates. Growth was driven primarily by the aqua and poultry portfolios. In addition, third quarter revenue was positively impacted by one-time items including the sale of the remaining inventory of a product that is being phased out in China as well as purchasing patterns in the prior year that created a favorable comparison for poultry products.
•FA Ruminants & Swine revenue decreased by $35.3 million or 12% for the quarter, driven by a decline in volume and to a lesser extent an unfavorable impact from foreign exchange rates, partially offset by an increase in price. The decline in revenue was driven by softness in swine products due to African Swine Fever across Asia, a disruption in global supply of certain third-party produced injectable cattle products, reduced U.S. producer use of Paylean, changes in distributor purchasing for Rumensin as anticipated, and the impact from the Australian drought, partially offset by revenue generated from Posilac sales as a result of the revised commercial agreement entered into in the third quarter of 2019.
•Strategic Exits revenue decreased by $9.3 million to $18.4 million and represented 2% of total revenue.
Nine months ended September 30, 2019 vs. nine months ended September 30, 2018
Total revenue increased $16.5 million or 1% for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, reflecting a 1% increase due to higher volumes and an increase of 2% due to price, offset by a 2% unfavorable foreign exchange rate.
In summary, the total revenue increase was due primarily to:
•an increase in revenue of $21.0 million or 3% from CA Disease Prevention products, excluding the impact of foreign exchange rates;
•an increase in revenue of $47.1 million or 22% from CA Therapeutics products, excluding the impact of foreign exchange rates;
•an increase in revenue of $54.0 million or 11% from FA Future Protein & Health products, excluding the impact of foreign exchange rates; and
partially offset by:
•a decrease in revenue of $53.2 million or 6% from FA Ruminants & Swine products, excluding the impact of foreign exchange rates;
•a decrease in revenue of $0.8 million or 1% from Strategic Exits, excluding the impact of foreign exchange rates; and
•a decrease in revenue of $51.6 million due to the negative impact of foreign exchange rates.
The detailed change in revenue by product category was as follows:
•CA Disease Prevention revenue increased by $13.0 million or 2%, primarily driven by an increase in price and volume, partially offset by an unfavorable impact from foreign exchange rates. Continued growth in Credelio and Interceptor Plus and an increase in revenue due to initial stocking for a new customer agreement were partially offset by declines in sales of certain older generation parasiticides and vaccines.
•CA Therapeutics revenue increased by $41.3 million or 20%, driven by increased volume and to a lesser extent price, partially offset by the impact of foreign exchange rates. The revenue increase was driven by increased demand for products across the therapeutics portfolio, primarily Galliprant, initial stocking for a new customer agreement, and sales of Entyce and Nocita, as a result of the acquisition of Aratana.
•FA Future Protein & Health revenue increased by $32.4 million or 6%, driven by both increased volume and price, partially offset by an unfavorable impact from foreign exchange rates. Growth was driven by the aqua portfolio. In addition, third quarter revenue was positively impacted by one-time items including the sale of the remaining inventory of a product that is being phased out in China as well as purchasing patterns in the prior year that created a favorable comparison for poultry products.

•FA Ruminants & Swine revenue decreased by $69.3 million or 8% driven by a decline in volume and to a lesser extent the unfavorable impact of foreign exchange rates, partially offset by a minor increase in price. The decline in revenue was driven by softness in swine products due to African Swine Fever across Asia, a disruption in global supply of certain third-party produced injectable cattle products, reduced U.S. producer use of Paylean, changes in distributor purchasing for Rumensin as anticipated, and the impact from the Australian drought. These decreases were partially offset by revenue generated from Posilac sales as a result of the revised commercial agreement entered into in the third quarter of 2019 and favorable purchasing patterns for certain cattle products, primarily Optaflexx.
•Strategic Exits revenue decreased by $0.9 million to $68.4 million and represented 3% of total revenue.
Costs and Expenses and Other
Cost of sales
Three months ended September 30, 2019 vs. three months ended September 30, 2018
Cost of sales decreased $9.4 million in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 due primarily to manufacturing productivity improvements.
Nine months ended September 30, 2019 vs. nine months ended September 30, 2018
Cost of sales decreased $101.1 million in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 due primarily to manufacturing productivity improvements and charges recorded during the nine months ended September 30, 2018 for inventory adjustments related to the suspension of commercial activities of Imrestor and the closure of the Larchwood, Iowa facility, partially offset by unfavorable product mix and logistics costs.
Research and development
Three months ended September 30, 2019 vs. three months ended September 30, 2018
R&D expenses increased $11.0 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily due to additional costs from acquired businesses during the period, increased costs from R&D infrastructure investments, and project spend as a result of pipeline progression.
Nine months ended September 30, 2019 vs. nine months ended September 30, 2018
R&D expenses increased $17.3 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 primarily due to additional costs from acquired businesses during the year, increased costs from R&D infrastructure investments, project spend as a result of pipeline progression, and increased costs as a result of operating as a standalone company during the nine months ended September 30, 2019.
Marketing, selling and administrative
Three months ended September 30, 2019 vs. three months ended September 30, 2018
Marketing, selling and administrative expenses increased $13.3 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 due to additional costs from acquired businesses during the year, primarily Aratana, increased marketing efforts for our companion animal portfolio, and increased expenses as a result of operating as a standalone company.
Nine months ended September 30, 2019 vs. nine months ended September 30, 2018
Marketing, selling and administrative expenses increased $24.2 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 due primarily to additional costs from acquired businesses during the year, primarily Aratana, increased marketing efforts for our companion animal portfolio, and increased expenses as a result of operating as a standalone company, partially offset by slightly lower selling costs and lower costs due to continued productivity initiatives and cost control measures across the business.
Amortization of intangible assets
Three months ended September 30, 2019 vs. three months ended September 30, 2018
Amortization of intangible assets increased $2.0 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily due to the addition of amortization of intangible assets recorded from the acquisitions of Aratana and Prevtec during the three months ended September 30, 2019.
Nine months ended September 30, 2019 vs. nine months ended September 30, 2018
Amortization of intangible assets increased $1.7 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 primarily due to the addition of amortization of intangible assets recorded from the acquisitions of Aratana and Prevtec during the three months ended September 30, 2019.
Asset impairment, restructuring and other special charges
For additional information regarding our asset impairment, restructuring and other special charges, see Note 7: Asset Impairment, Restructuring and Other Special Charges to our condensed consolidated and combined financial statements.
Three months ended September 30, 2019 vs. three months ended September 30, 2018
Asset impairment, restructuring and other special charges increased $64.8 million to $77.2 million for the three months ended September 30, 2019 from $12.4 million for the three months ended September 30, 2018 primarily due to higher transaction costs directly related to business acquisitions and higher integration costs associated with the implementation of new systems, programs, and processes due to the Separation from Lilly as well as severance costs, exit costs, impairment charges, and write-down charges recorded during the three months ended September 30, 2019, as more fully described in Note 7.
Nine months ended September 30, 2019 vs. nine months ended September 30, 2018
Asset impairment, restructuring and other special charges increased $51.1 million to $133.9 million for the nine months ended September 30, 2019 from $82.8 million for the nine months ended September 30, 2018 primarily due to higher transaction costs directly related to business acquisitions and higher integration costs associated with the implementation of new systems, programs, and processes due to the Separation from Lilly as well as severance costs, exit costs, impairment charges, and write-down charges recorded during the nine months ended September 30, 2019, as more fully described in Note 7.
Interest expense, net of capitalized interest
Three months ended September 30, 2019 vs. three months ended September 30, 2018
Interest expense, net of capitalized interest, increased $10.1 million from $8.6 million for the three months ended September 30, 2018 to $18.7 million for the three months ended September 30, 2019. A full quarter of interest expense was recorded during the three months ended September 30, 2019, while less than one month of interest expense was recorded during the three months ended September 30, 2018 based on the timing of the issuance of debt.
Nine months ended September 30, 2019 vs. nine months ended September 30, 2018
Interest expense, net of capitalized interest, increased $51.6 million from $8.6 million for the nine months ended September 30, 2018 to $60.2 million for the nine months ended September 30, 2019 due to the timing of the issuance of debt during the three months ended September 30, 2018.
Other - net, expense
Three months ended September 30, 2019 vs. three months ended September 30, 2018
Other - net, expense increased $9.7 million from $4.9 million for the three months ended September 30, 2018 to $14.6 million for the three months ended September 30, 2019. Other - net, expense during the three months ended September 30, 2019 is primarily comprised of $8.3 million of expense recorded due to the release of a tax indemnity related to the 2015 acquisition of Novartis and the $7.5 million increase in the value of contingent consideration liabilities recorded for Galliprant that were settled upon the closing of our acquisition of Aratana during the quarter.
Nine months ended September 30, 2019 vs. nine months ended September 30, 2018
Other - net, expense increased $5.5 million from $15.6 million for the nine months ended September 30, 2018 to $21.1 million for the three months ended September 30, 2019. Other - net, expense during the three months ended September 30, 2019 is primarily comprised of $8.3 million of expense recorded due to the release of a tax indemnity related to the 2015 acquisition of Novartis and $13.0 million of adjustments to the contingent consideration liabilities recorded for Galliprant during the nine months ended September 30, 2019.
Income tax expense
Three months ended September 30, 2019 vs. three months ended September 30, 2018
Income tax expense decreased $41.1 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The decrease is primarily attributable to lower pre-tax earnings largely due to restructuring charges, in addition to the release of tax reserves related to final resolution of the Brazilian tax matter.
Nine months ended September 30, 2019 vs. nine months ended September 30, 2018
Income tax expense decreased $41.1 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The decrease is primarily attributable to lower pre-tax earnings largely due to restructuring charges, in addition to the release of tax reserves related to final resolution of the Brazilian tax matter.

See Note 12: Income Taxes to our condensed consolidated and combined financial statements.

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
Cash Flows
The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented:

	Nine Months Ended September 30,		%
Net cash provided by (used for):	2019	2018	Change
Operating activities	$97.8	$347.8	(72)%
Investing activities	(160.5)	(78.9)	103%
Financing activities	(298.6)	327.2	(191)%
Effect of exchange-rate changes on cash and cash equivalents	4.1	15.4	(73)%
Net increase (decrease) in cash, cash equivalents and restricted cash	$(357.2)	$611.5	(158)%

Operating activities
Our cash provided by operating activities decreased by $250.0 million, from $347.8 million for the nine months ended September 30, 2018 to $97.8 million for the nine months ended September 30, 2019. The decrease in operating cash flows was primarily attributable to increases in accounts receivable, inventories and other assets during the period as well as a decrease in other liabilities. We have extended our payment terms in the past in certain customer situations and may need to continue this practice going forward as a result of competitive pressures and the need for certain inventory levels at our channel distributors to avoid supply disruptions. Further extensions of customer payment terms could result in additional uses of our cash flow. The impact of these items was partially offset by an increase in net income.
Investing activities
Our cash used for investing activities increased by $81.6 million, to $160.5 million for the nine months ended September 30, 2019 compared to $78.9 million for the nine months ended September 30, 2018. The change was primarily driven by cash paid for the acquisition of Prevtec during the nine months ended September 30, 2019 and an increase in cash used for other investing activities, net, primarily due to an increase in purchases of software from 2018 to 2019.
Financing activities
Our cash used for financing activities was $298.6 million for the nine months ended September 30, 2019 as compared to cash provided by financing activities of $327.2 million for the nine months ended September 30, 2018. Cash provided by financing activities during the nine months ended September 30, 2018 reflected the impact of our IPO and the issuance of long-term debt in connection with our Separation from Lilly during the period. $4.2 billion of cash was generated from those transactions, which was partially offset by $3.6 billion of payments to Lilly in connection with local country asset purchases and other financing activities related to the Separation. During the nine months ended September 30, 2019, we have made $115.0 million of payments on our term credit facility as well as $191.6 million of payments to Lilly in connection with local country asset purchases and other financing activities related to the Separation.
Description of Indebtedness
For a complete description of our outstanding debt as of September 30, 2019 and December 31, 2018, see Note 9 to our condensed consolidated and combined financial statements.
Off Balance Sheet Arrangements
In connection with our pending acquisition of the animal health business of Bayer as discussed in Note 6: Acquisitions, in August 2019, we entered into a commitment letter that provides for financing consisting of up to $750 million in a revolving facility, $3.0 billion in a term facility, and $2.75 billion in a senior secured bridge facility. The revolving facility, term facility, and bridge facility are subject to customary terms, conditions, and financial covenants. If drawn upon, the proceeds will be used to fund a portion of the cash to be paid in the pending acquisition of the animal health business of Bayer and the payment of related fees and expenses. The revolving facility will mature five years after the closing date of the acquisition and the term facility and bridge facility will mature seven years after the closing date of the acquisition. In connection with the commitment letter, we will incur fixed commitment fees of $40.4 million that will become due and payable upon the closing of the pending acquisition or the termination of the acquisition agreement with Bayer. These fees have not been recorded on the condensed consolidated balance sheet as of September 30, 2019.
Critical Accounting Policies
The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There are certain of our accounting policies that are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in Item 7, "Management's Discussion & Analysis of Results of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes in the application of our critical accounting policies during the nine months ended September 30, 2019, aside from our adoption of ASC 842, Leases, on January 1, 2019. See Note 11: Leases in our condensed consolidated and combined financial statements for further information.

Contractual Obligations
See Contractual Obligations included in Item 7, "Management's Discussion & Analysis of Results of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Risk
We operate on a global basis and are exposed to the risk that our earnings, cash flows and equity could be adversely impacted by fluctuations in foreign exchange rates. We are primarily exposed to foreign exchange risk with respect to net assets denominated in the Euro, Swiss franc, British pound, Canadian dollar, Australian dollar and Brazilian real. As part of the TSA, Lilly maintained a foreign currency risk management program through a central shared entity, which entered into derivative contracts to hedge foreign currency risk associated with forecasted transactions for the entire company, including historically for our operations. Gains and losses on derivative contracts entered into by Lilly were previously allocated to our results to the extent they were to cover exposure related to our business and offset gains and losses on underlying foreign currency exposures. We implemented our own foreign currency risk management program and assumed all hedging activities in the second quarter of 2019.
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
We estimate that a hypothetical 10% adverse movement in all foreign currency exchange rates related to the translation of the results of our foreign operations would decrease our net income by approximately $4.6 million for the nine months ended September 30, 2019.
We also bear foreign exchange risk associated with the future cash settlement of an existing NIH. In October 2018, we entered into a fixed interest rate, five-year, 750 million Swiss franc NIH against Swiss franc assets. The NIH is expected to generate approximately $25 million in cash and contra interest expense per year; however, there is potential for significant 2023 settlement exposure on the 750 million Swiss franc notional if the U.S. dollar devalues versus the Swiss franc.
Interest Risk
We are exposed to interest rate risk on the long-term debt we incurred in connection with our IPO. Prior to our IPO, we did not have any interest rate exposure. We have cash flow risk associated with our $377.5 million of borrowings under the Term Credit Facility that pay interest based on variable rates. We actively monitor our exposure and may enter into financial instruments to fix the interest rate based on our assessment of the risk.
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
Our management, with the participation of Jeff Simmons, president and chief executive officer, and Todd Young, executive vice president and chief financial officer, evaluated our disclosure controls and procedures as of September 30, 2019. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective.
(b)Changes in Internal Controls. During the third quarter of 2019, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
(none)
Item 1A. Risk Factors
Other than the revisions set forth below, there have been no material changes from the risk factors disclosed in Part I of our Annual Report on Form 10-K for the year ended December 31, 2018 and Item 1A, "Risk Factors," of Part II of our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2019 and March 31, 2019.
Generic products may be viewed as more cost-effective than our products.
We face competition from products produced by other companies, including generic alternatives to our products. We depend on patents and regulatory data exclusivity periods to provide us with exclusive marketing rights for some of our products. Patents for individual products expire at different times based on the date of the patent filing (or sometimes the date of patent grant) and the legal term of patents in the jurisdictions where such patents are obtained. The extent of protection afforded by our patents varies from jurisdiction to jurisdiction and is limited by the scope of the claimed subject matter of our patents, the term of the patent and the availability and enforcement of legal remedies in the applicable jurisdiction. In 2018, approximately 72% of our revenue was from products that did not have patent protection, including revenue from some of our top products such as Rumensin, Maxiban, Denagard and Tylan Premix®. Other products are protected by patents that expire over the next several years. For example, certain patents related to Trifexis expire as early as 2020 in the U.S., 2021 in Japan and 2025 in European territories. As the patents for a brand name product expire, competitors may begin to introduce generic or other alternatives, and as a result, we may face competition from lower-priced alternatives to many of our products. For example, we have experienced significant competitive headwinds from generic ractopamine in the U.S. In the third quarter of 2013, a large established animal health company received U.S. approval for generic ractopamine. U.S. revenue from Optaflexx, our ractopamine beef product, has declined at a compound annual growth rate of 24% from 2015 to 2018 as a result of generic competition and international regulatory restrictions. In the third quarter of 2019, an established animal health company received U.S. approval for generic monensin in cattle and goats for certain indications. U.S. revenue from Rumensin may decline as a result of the generic competition. We may face similar competition in the future for existing products that do not benefit from exclusivity or for existing products with material patents expiring in the future. See “Business of Elanco - Intellectual Property.”
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
In June 2016, voters in the UK approved an advisory referendum to withdraw from the EU, commonly referred to as Brexit. On March 29, 2017, the UK Prime Minister formally notified the European Council of the UK's intention to withdraw from the EU under Article 50 of the Treaty of Lisbon. The notice began a two-year negotiation period to establish the withdrawal terms. The EU has extended the end date of the negotiation period to January 31, 2020. The referendum and notice created political, regulatory and economic uncertainty, particularly in the UK and the EU, and this uncertainty may persist for years if the withdrawal becomes effective without clarification as to whether the UK will continue to be party to the EU Free Trade Agreements (FTA) at the end of the negotiation period.
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
If no agreement is reached at the end of the extended negotiation period on January 31, 2020 and the UK's separation becomes effective, unless the remaining EU members unanimously agree to an additional extension, the uncertainty surrounding the terms of the UK's withdrawal and its consequences could adversely impact consumer and investor confidence, and could affect sales or regulation of our products. Any of these effects, among others, could materially adversely affect our business, financial condition and results of operations.
Risks Related to Pending Acquisition of Bayer Animal Health Business
The proposed acquisition of the animal health business of Bayer (Bayer Acquisition) may not be completed on the anticipated terms and there are uncertainties and risks to consummating the Bayer Acquisition.
On August 19, 2019, we entered into a Purchase Agreement to purchase the animal health business of Bayer (Acquired Business) for $5.3 billion in cash and approximately $2.3 billion of our common stock, subject to certain customary adjustments. Our obligation to consummate the Bayer Acquisition is subject to satisfaction or waiver, to the extent permitted under applicable law, of a number of conditions. Among other conditions, the Bayer Acquisition is subject to antitrust approvals in certain jurisdictions. We cannot provide any assurance that all required antitrust clearances will be obtained and what conditions will be imposed. There can be no assurance as to the cost, scope or impact of the actions that may be required, including divestiture actions, to obtain antitrust approval. If we are required to or otherwise decide to take such actions in order to close the Bayer Acquisition, it could be detrimental to the combined organization following the consummation of the acquisition. Furthermore, these actions could have the effect of delaying or preventing completion of the proposed Bayer Acquisition or imposing additional costs on or limiting the revenues or cash of the combined organization following the consummation of the acquisition.
Even if the parties receive antitrust approvals, the applicable domestic or international regulatory authorities could take action under the antitrust laws to prevent or rescind the Bayer Acquisition, require the divestiture of assets or seek other remedies. Additionally, state attorneys general could seek to block or challenge the Bayer Acquisition as they deem necessary or desirable in the public interest at any time, including after completion of the transaction. In addition, in some circumstances, a third party could initiate a private action under antitrust laws challenging or seeking to enjoin the merger, before or after it is completed. We may not prevail and may incur significant costs in defending or settling any action under the antitrust laws.
We may be unable to integrate the Acquired Business successfully and realize the anticipated benefits of the Bayer Acquisition.
If the Bayer Acquisition is completed, the successful integration of the Acquired Business and operations into those of our own and our ability to realize the expected synergies and benefits of the transaction are subject to a number of risks and uncertainties, many of which are outside of our control. We will also be required to devote significant management attention and resources to integrating business practices, cultures and operations of each business. The risks and uncertainties relating to integrating the two businesses include, among other things:
•the challenge of integrating complex organizations, systems, operating procedures, compliance programs, technology, networks and other assets of the Acquired Business;
•the difficulties harmonizing differences in the business cultures of our company and the Acquired Business;
•the inability to successfully combine our respective businesses in a manner that permits us to achieve the cost savings, synergies and other anticipated benefits from the Bayer Acquisition;
•the inability to minimize the diversion of management attention from ongoing business concerns during the process of integrating the Acquired Business into our businesses;
•the inability to resolve potential conflicts that may arise relating to customer, supplier and other important relationships of our business and the Acquired Business;

•difficulties in retaining key management and other key employees; and
•the challenge of managing the expanded operations of a significantly larger and more complex company and coordinating geographically separate organizations.
We will incur substantial expenses to consummate the proposed Bayer Acquisition but may not realize the anticipated cost synergies and other benefits. In addition, even if we are able to integrate the Acquired Business successfully, the anticipated benefits of the pending Bayer Acquisition may not be realized fully, or at all, or may take longer to realize than expected. Given the size and significance of the Bayer Acquisition, we may encounter difficulties in the integration of the operations of the Acquired Business and may fail to realize the full benefits and synergies of the Bayer Acquisition, which could adversely impact our business, results of operation and financial condition.
The Acquired Business may have liabilities that are not known to us.
The Acquired Business may have liabilities that we failed, or were unable, to discover in the course of performing our due diligence investigations of the Acquired Business. We cannot assure you that the indemnification available to us under the Acquisition Agreement in respect of the Bayer Acquisition in connection with such agreement will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business of the Acquired Business or property that we will assume upon consummation of the Bayer Acquisition. We may learn additional information about the Acquired Business that materially adversely affects us, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.
Acquisition accounting adjustments could adversely affect our financial results.
We will account for the completion of the Bayer Acquisition using the acquisition method of accounting. We will allocate the total estimated purchase price to net tangible assets, amortizable intangible assets and indefinite-lived intangible assets, and based on their fair values as of the date of completion of the Bayer Acquisition record the excess, if any, of the purchase price over those fair values as goodwill. Differences between preliminary estimates and the final acquisition accounting may occur, and these differences could have a material impact on the consolidated financial statements and the combined company’s future results of operations and financial position.
Failure to complete the Bayer Acquisition could impact our stock price and our future business and financial results.
If the Bayer Acquisition is not completed, our ongoing business and financial results may be adversely affected and we will be subject to a number of risks, including the following:
•depending on the reasons for the failure to complete the Bayer Acquisition, we could be liable to Bayer for monetary or other damages in connection with the termination or breach of the Purchase Agreement;
•we have dedicated significant time and resources, financial and otherwise, in planning for the Bayer Acquisition and the associated integration, of which we would lose the benefit if the Bayer Acquisition is not completed;
•we are responsible for certain transaction costs relating to the Bayer Acquisition, whether or not the Bayer Acquisition is completed;
•while the Purchase Agreement is in force, we are subject to certain restrictions on the conduct of our business, including taking any action that is reasonably likely to prevent, materially delay or materially impair the consummation of the Bayer Acquisition, which restrictions may adversely affect our ability to execute certain of our business strategies; and
•matters relating to the Bayer Acquisition (including integration planning) may require substantial commitments of time and resources by our management, whether or not the Bayer Acquisition is completed, which could otherwise have been devoted to other opportunities that may have been beneficial to us.
In addition, if the Bayer Acquisition is not completed, we may experience negative reactions from the financial markets and from our customers and employees. We also may be subject to litigation related to any failure to complete the Bayer Acquisition or to enforcement proceedings commenced against us to perform our obligations under the acquisition agreement. If the Bayer Acquisition is not completed, these risks may materialize and may adversely affect our business, financial results and financial condition, as well as the price of our common stock.

While the Bayer Acquisition is pending, we and Bayer will be subject to business uncertainties that could adversely affect our respective businesses.
Our success following the Bayer Acquisition will depend in part upon the ability of us and Bayer to maintain our respective business relationships. Uncertainty about the effect of the Bayer Acquisition on customers, suppliers, employees and other constituencies may have a material adverse effect on us and the Acquired Business. Customers, suppliers and others who deal with us or Bayer may delay or defer business decisions, decide to terminate, modify or renegotiate their relationships or take other actions as a result of the Bayer Acquisition that could negatively affect the revenues, earnings and cash flows of our company or the Acquired Business. If we are unable to maintain these business and operational relationships, our financial position, results of operations or cash flows could be materially affected.
Our debt following the completion of the Bayer Acquisition will be significant and could adversely affect our business and our ability to meet our obligations.
In connection with the Bayer Acquisition, we expect to enter into new credit facilities, which would include $3.0 billion of term loans and a $750 million revolving credit facility. We have also obtained commitments for $2.75 billion of bridge loans which we may replace with proceeds from debt or equity financings.
This significant amount of debt and other cash needs could have important consequences to us, including:
•requiring a substantial portion of our cash flow from operations to make payments on this debt, thereby limiting the cash we have available to fund future growth opportunities, such as research and development, capital expenditures and acquisitions;
•restrictive covenants in our debt arrangements which could limit our operations and borrowing;
•the risk of a future credit ratings downgrade of our debt increasing future debt costs and limiting the future availability of debt financing;
•increasing our vulnerability to general adverse economic and industry conditions and limiting our flexibility in planning for, or reacting to, changes in our business and industry, due to the need to use our cash to service our outstanding debt;
•placing us at a competitive disadvantage relative to our competitors that are not as highly leveraged with debt and that may therefore be more able to invest in their business or use their available cash to pursue other opportunities, including acquisitions; and
•limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise.
In addition, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to repay all of our outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance our debt.
The issuance of our common stock to Bayer under the Purchase Agreement will be dilutive to our shareholders.
Following the closing of the Bayer Acquisition, Bayer will own our common stock valued at $2.3 billion based on trading prices before the closing, subject to a minimum and maximum number of shares as provided in the Purchase Agreement. The shares are subject to only limited lock-up obligations and following the expiration of such lock-up obligations (the latest of which expire 12 months after the closing of the Bayer Acquisition), Bayer is free to sell the shares received at closing. In addition, under the Purchase Agreement, we agreed to provide Bayer with customary shelf registration rights.
The market price of shares of our common stock may drop significantly as a result of the resale of shares issuable to Bayer at the closing, or when the lock-up restrictions on resale by Bayer lapse. In addition, this concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Upon closing the pending acquisition of Bayer's animal health business, we will issue shares of our common stock to Bayer with a value of approximately $2.3 billion in a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities
(none)
Item 4. Mine Safety Disclosures
(none)
Item 5. Other Information
(none)

Item 6. Exhibits
The following exhibits are either filed or furnished herewith (as applicable) or, if so indicated, incorporated by reference to the documents indicated in parentheses, which have previously been filed or furnished with the Securities and Exchange Commission.

Exhibit Number	Description
2.1	Share and Asset Purchase Agreement, dated as of August 20, 2019, between Bayer Aktiengesellschaft and Elanco Animal Health Incorporated (filed with Form 8-K on August 20, 2019 as Exhibit 2.1)
3.1	Amended and Restated Bylaws of Elanco Animal Health Incorporated, effective August 8, 2019 (filed with Form 8-K on August 9, 2019 as Exhibit 3.1)
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

ELANCO ANIMAL HEALTH INCORPORATED
(Registrant)

Date:	November 8, 2019	/s/ Jeffrey N. Simmons
Jeffrey N. Simmons
President and Chief Executive Officer
Date:	November 8, 2019	/s/ Todd S. Young
Todd S. Young
Executive Vice President, Chief Financial Officer