Form 10-Q
period 2020-03-31
Elanco Animal Health Inc
filed 2020-05-07
CIK 1739104

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
OR
☐ Transition Report Pursuant To Section 13 or 15(d) of the
Securities Exchange Act of 1934
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
Yes ☐ No ☒
The number of shares of common stock outstanding as of May 4, 2020 were 398,894,363

Elanco Animal Health Incorporated
Form 10-Q
For the Quarter Ended March 31, 2020

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the federal securities laws. This quarterly report contains forward-looking statements, including, without limitation, statements concerning the impact on our business caused by the coronavirus global pandemic, estimated "stand up" costs, our estimated interest expense, our industry and our operations, performance and financial condition, including in particular, statements relating to our business, growth strategies, product development efforts and future expenses.

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
•the impact on our operations, the supply chain, customer demand, and our liquidity as a result of the coronavirus (COVID-19) global health pandemic;
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
•the impact of the COVID-19 global health pandemic on our ability to complete the acquisition of the animal health business of Bayer and achieve the anticipated revenue, earnings, accretion and other benefits;
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
•the impact of global macroeconomic conditions; and
•the effect on our business resulting from our separation from Eli Lilly and Company (Lilly), including the various costs associated with transition to a standalone entity, including the ability to stand up our enterprise resource planning (ERP) system and other information technology systems.
See “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (SEC) and Item 1A, "Risk Factors," of Part II of this Quarterly Report on Form 10-Q, for a further description of these and other factors. Although we have attempted to identify important risk factors, there may be other risk factors not presently known to us or that we presently believe are not material that could cause actual results and developments to differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report. If any of these risks materialize, or if any of the above assumptions underlying forward-looking statements prove incorrect, actual results and developments may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report. For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this quarterly report. Any forward-looking statement made by us in this quarterly report speaks only as of the date hereof. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or to revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such, and should be viewed as historical data.

PART I. Financial Information
Item 1. Financial Statements
Elanco Animal Health Incorporated
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars and shares in millions, except per-share data)

	Three Months Ended March 31,
	2020	2019
Revenue	$657.7	$731.1
Costs, expenses and other:
Cost of sales	332.7	343.8
Research and development	66.8	64.1
Marketing, selling and administrative	182.0	181.1
Amortization of intangible assets	51.6	49.0
Asset impairment, restructuring and other special charges (Note 7)	74.8	24.9
Interest expense, net of capitalized interest	16.5	20.8
Other–net, expense	1.1	2.6
	725.5	686.3
Income (loss) before income taxes	(67.8)	44.8
Income tax (benefit) expense	(18.7)	13.3
Net income (loss)	$(49.1)	$31.5

Earnings (loss) per share:
Basic	$(0.12)	$0.09
Diluted	$(0.12)	$0.09
Weighted average shares outstanding:
Basic	403.9	365.7
Diluted	403.9	366.0
See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
Elanco Animal Health Incorporated
(Dollars in millions)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(49.1)	$31.5
Other comprehensive income (loss):
Unrealized loss on derivatives for cash flow hedges, net of taxes	(39.2)	—
Foreign currency translation	(29.3)	(30.2)
Defined benefit pension and retiree health benefit plans, net of taxes	(0.4)	2.0
Other comprehensive loss, net of tax	(68.9)	(28.2)
Comprehensive income (loss)	$(118.0)	$3.3
See notes to condensed consolidated financial statements.

Elanco Animal Health Incorporated
Condensed Consolidated Balance Sheets
(Dollars in millions)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,206.4	$334.0
Accounts receivable, net of allowances of $7.4 (2020) and $6.2 (2019)	676.8	816.9
Other receivables	66.9	73.0
Inventories (Note 8)	1,019.0	1,050.7
Prepaid expenses and other	132.1	87.4
Receivable from Lilly (Note 16)	8.7	—
Restricted cash (Note 16)	10.7	11.1
Total current assets	3,120.6	2,373.1
Noncurrent Assets
Goodwill	3,004.0	2,989.6
Other intangibles, net	2,455.5	2,482.8
Other noncurrent assets	217.0	185.0
Property and equipment, net of accumulated depreciation of $919.7 (2020) and $930.5 (2019)	930.1	955.3
Total assets	$9,727.2	$8,985.8
Liabilities and Equity
Current Liabilities
Accounts payable	$215.0	$222.6
Employee compensation	56.2	99.6
Sales rebates and discounts	192.7	211.0
Current portion of long-term debt (Note 10)	26.0	24.5
Other current liabilities	217.6	244.4
Payable to Lilly (Note 16)	—	16.4
Total current liabilities	707.5	818.5
Noncurrent Liabilities
Long-term debt (Note 10)	2,035.6	2,330.5
Accrued retirement benefits	82.1	82.5
Deferred taxes	90.2	100.8
Other noncurrent liabilities	150.3	106.6
Total liabilities	3,065.7	3,438.9
Commitments and Contingencies (Note 13)	—	—
Equity
Preferred stock, no par value, 1,000,000,000 shares authorized; none issued	—	—
Common stock, no par value, 5,000,000,000 shares authorized, 398,825,969 and 373,011,513 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	6,870.3	5,636.3
Retained earnings	33.8	84.3
Accumulated other comprehensive loss	(242.6)	(173.7)
Total equity	6,661.5	5,546.9
Total liabilities and equity	$9,727.2	$8,985.8

See notes to condensed consolidated financial statements.

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Equity (Unaudited)
(Dollars and shares in millions)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Cash Flow Hedge Gain (Loss)	Foreign Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Total	Total Equity
December 31, 2018	365.6	$—	$5,403.3	$16.4	$—	$(218.2)	$(4.0)	$(222.2)	$5,197.5
Net income	—	—	—	31.5	—	—	—	—	31.5
Other comprehensive income (loss), net of tax	—	—	—	—	—	(30.2)	2.0	(28.2)	(28.2)
Separation activities(1)	—	—	(7.0)	—	—	—	—	—	(7.0)
Stock compensation	—	—	2.4	—	—	—	—	—	2.4
Issuance of stock under employee stock plans, net	0.1	—	—	—	—	—	—	—	—
March 31, 2019	365.7	$—	$5,398.7	$47.9	$—	$(248.4)	$(2.0)	$(250.4)	$5,196.2

December 31, 2019	373.0	$—	$5,636.3	$84.3	$—	$(198.4)	$24.7	$(173.7)	$5,546.9
Net loss	—	—	—	(49.1)	—	—	—	—	(49.1)
Adoption of Accounting Standards Update 2016-13(2)	—	—	—	(1.4)	—	—	—	—	(1.4)
Other comprehensive loss, net of tax	—	—	—	—	(39.2)	(29.3)	(0.4)	(68.9)	(68.9)
Separation activities(1)	—	—	15.8	—	—	—	—	—	15.8
Stock compensation	—	—	11.1	—	—	—	—	—	11.1
Issuance of stock under employee stock plans, net	0.8	—	(12.8)	—	—	—	—	—	(12.8)
Issuance of common stock, net of issuance costs(3)	25.0	—	767.5	—	—	—	—	—	767.5
Issuance of tangible equity units, net of issuance costs(3)	—	—	452.4	—	—	—	—	—	452.4
March 31, 2020	398.8	$—	$6,870.3	$33.8	$(39.2)	$(227.7)	$24.3	$(242.6)	$6,661.5
(1) See Note 16: Related Party Agreements and Transactions for further discussion.
(2) See Note 4: Implementation of New Financial Accounting Pronouncements for further discussion.
(3) See Note 9: Equity for further discussion.

See notes to condensed consolidated financial statements.

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$(49.1)	$31.5
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	81.5	75.2
Change in deferred income taxes	(25.1)	16.3
Stock-based compensation expense	11.1	7.7
Asset impairment charges	—	4.0
Gain on sale of assets	(3.8)	—
Changes in operating assets and liabilities	(9.8)	(117.2)
Other non-cash operating activities, net	(0.5)	(9.4)
Net Cash Provided by (Used for) Operating Activities	4.3	8.1
Cash Flows from Investing Activities
Net purchases of property and equipment	(12.6)	(28.0)
Proceeds from settlement of net investment hedges (Note 11)	25.2	—
Purchases of software	(31.8)	(2.5)
Other investing activities, net	(0.4)	(0.5)
Net Cash Used for Investing Activities	(19.6)	(31.0)
Cash Flows from Financing Activities
Repayments of borrowings (Note 10)	(371.4)	(7.5)
Proceeds from issuance of long-term debt (Note 10)	79.2	—
Proceeds from issuance of common stock and tangible equity units (Note 9)	1,219.9	—
Debt issuance costs	(3.1)	—
Consideration paid to Lilly in connection with the Separation (Note 1)	—	(175.1)
Other net financing transactions with Lilly	(15.2)	(156.4)
Other financing activities, net	(12.8)	(0.5)
Net Cash Provided by (Used for) Financing Activities	896.6	(339.5)
Effect of exchange rate changes on cash and cash equivalents	(9.3)	(14.5)
Net increase (decrease) in cash, cash equivalents and restricted cash	872.0	(376.9)
Cash, cash equivalents and restricted cash at January 1	345.1	677.5
Cash, cash equivalents and restricted cash at March 31	$1,217.1	$300.6

	March 31,
	2020	2019
Cash and cash equivalents	$1,206.4	$272.1
Restricted cash (Note 16)	10.7	28.5
Cash, cash equivalents and restricted cash at March 31	$1,217.1	$300.6
See notes to condensed consolidated financial statements.

Elanco Animal Health Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Organization

Elanco Parent was formed in May 2018, as a wholly-owned subsidiary of Lilly, to serve as the ultimate parent company of substantially all of the animal health businesses of Lilly.

On September 24, 2018, Elanco Parent completed an initial public offering (IPO) resulting in the issuance of 72.3 million shares of its common stock (including shares issued pursuant to the underwriters’ option to purchase additional shares), which represented 19.8% of the outstanding shares, at $24 per share resulting in total net proceeds, after underwriting discounts and commissions, of $1.7 billion.  In connection with the completion of the IPO, through a series of equity and other transactions, Lilly transferred to Elanco Parent the animal health businesses that form its business. In exchange, Elanco Parent has paid to Lilly approximately $4.2 billion, which included the net proceeds from the IPO, the net proceeds from the debt offering completed by Elanco Parent in August 2018 and the term loan facility entered into by Elanco Parent in September 2018 (see Note 10: Debt). These transactions are collectively referred to herein as the Separation.

On February 8, 2019, Lilly announced an exchange offer whereby Lilly shareholders could exchange all or a portion of Lilly common stock for shares of Elanco common stock owned by Lilly. The disposition of Elanco shares was completed on March 11, 2019, and resulted in the full separation of Elanco along with the disposal of Lilly's entire ownership and voting interest in Elanco.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States (GAAP). In our opinion, the financial statements reflect all adjustments (including those that are normal and recurring) that are necessary for a fair presentation of the results of operations for the periods shown. In preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates. The accounts of all wholly owned and controlled subsidiaries are included in the condensed consolidated financial statements and all intercompany balances and transactions have been eliminated.

Certain reclassifications have been made to prior periods in the condensed consolidated financial statements and accompanying notes to conform with current presentation.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our consolidated and combined financial statements and accompanying notes for the year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 28, 2020.

Our income taxes in 2019 and thereafter reflect the results on a stand-alone basis independent of Lilly, except for the period during which we were included in a combined tax return with Lilly until full separation. The income tax amounts in the financial statements have been calculated based on a separate return methodology and presented as if our operations were separate taxpayers in the respective jurisdictions. We file income tax returns in the U.S. federal jurisdiction and various state, local and non-U.S. jurisdictions.

The significant accounting policies set forth in Note 4 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019 appropriately represent, in all material respects, the current status of our accounting policies, except as it relates to the adoption of the standards that were effective January 1, 2020 as described in Note 4: Implementation of New Financial Accounting Pronouncements, and are incorporated herein by reference.

Note 3. Impact of Separation

In connection with the Separation, we issued $2.0 billion aggregate principal amount of senior notes in a private placement, and we also entered into a $750.0 million senior unsecured revolving credit facility and $500.0 million senior unsecured term credit facility. In connection with the Separation, we entered into various agreements with Lilly, including a master separation agreement, a tax matters agreement and the transitional services agreement (TSA).

In addition to the agreements referenced above, we entered into several other related party transactions with Lilly before and at the time of the Separation. For additional information regarding our ongoing agreements, as well as certain activities while Lilly was a related party, see Note 16: Related Party Agreements and Transactions.

Note 4. Implementation of New Financial Accounting Pronouncements

The following table provides a brief description of accounting standards that were effective January 1, 2020 and were adopted on that date:

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
We adopted the standard using the modified retrospective approach. The impact of adoption included the first-time recognition of expected credit losses (i.e., bad debt expense) on current receivables that are not past due, which resulted in a decrease in retained earnings of $1.4 million. Recognition of this allowance and other impacts of adoption were not material to the consolidated financial statements.

Accounting Standards Update 2018-15, Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract
	This guidance aligns the requirements for capitalizing implementation costs incurred in a cloud-based hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.	We implemented the guidance on a prospective basis. The adoption did not have a significant impact on the consolidated financial statements.

The following table provides a brief description of accounting standards applicable to us that have not yet been adopted:

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
Accounting Standards Update 2019-12, Simplifying the Accounting for Income Taxes	The amendments in this update simplify the accounting for income taxes by removing certain exceptions and clarifying certain requirements regarding franchise taxes, goodwill, consolidated tax expenses, and annual effective tax rate calculations.
		This standard is effective January 1, 2021, with early adoption permitted. We intend to adopt this standard on that date.	We are currently evaluating the effect of this standard on our consolidated financial statements.
Accounting Standards Update 2020-04, Reference rate reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting	This update provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.	This standard can be applied immediately, but early adoption is only available through December 31, 2022.	We are currently in the process of evaluating the impact of the London Interbank Offered Rate (LIBOR) on our existing contracts, but do not expect that this update will have a material impact on our consolidated financial statements.

Note 5. Revenue

Our sales rebates and discounts are based on specific agreements and the majority relate to sales in the U.S. As of March 31, 2020 and 2019, the liability for sales rebates and discounts in the U.S. represents approximately 71% and 72%, respectively, of our total liability with the next largest country representing approximately 8% and 8%, respectively, of our total liability.

The following table summarizes the activity in the sales rebates and discounts liability in the U.S.:

	Three Months Ended March 31,
	2020	2019
Beginning balance	$150.4	$118.5
Reduction of revenue	60.5	65.7
Payments	(73.3)	(64.2)
Ending balance	$137.6	$120.0

Adjustments to revenue recognized as a result of changes in estimates for the judgments described above during the three months ended March 31, 2020 and 2019 for product shipped in previous periods were not material.

Actual product returns were approximately 1.6% and 0.3% of net revenue for the three months ended March 31, 2020 and 2019, respectively.

Disaggregation of Revenue

The following table summarizes our revenue disaggregated by product category:

	Three Months Ended March 31,
	2020	2019
Companion Animal Disease Prevention	$140.3	$185.9
Companion Animal Therapeutics	65.8	81.4
Food Animal Future Protein & Health	180.0	167.2
Food Animal Ruminants & Swine	252.6	274.1
Strategic Exits(1)	19.0	22.5
Revenue	$657.7	$731.1
(1)Represents revenue from business activities we have either exited or made a strategic decision to exit.

Note 6. Acquisitions and Divestitures

2019 Acquisitions

During 2019, we completed the acquisitions of all outstanding shares of Aratana Therapeutics, Inc. (Aratana) and Prevtec Microbia Inc. (Prevtec). These transactions were accounted for as business combinations under the acquisition method of accounting. Under this method, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date in our condensed consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. The excess of the purchase price over the fair value of the acquired net assets, where applicable, has been recorded as goodwill. The results of operations of these acquisitions are included in our condensed consolidated financial statements from the dates of acquisition.

Aratana Therapeutics, Inc.

On July 18, 2019, we acquired Aratana, a pet therapeutics company focused on innovative therapies for dogs and cats, for stock and cash-based contingent value rights. Aratana is the creator of the canine osteoarthritis medicine, Galliprant™, the rights to which we acquired in 2016. The acquisition enhances our presence in the areas of appetite stimulants in dogs, pain relief in dogs and cats, and treatments of other conditions in the U.S. and internationally. In connection with the acquisition, we issued approximately 7.2 million shares with a value of $238.0 million to Aratana shareholders, based on our stock price on the last trading day immediately prior to the closing date. The purchase consideration also included up to $12 million in contingent value rights, which represent the rights of Aratana shareholders to receive a contingent payment of $0.25 per share in cash upon the achievement of a specified milestone as outlined in the merger agreement. We calculated an immaterial fair value for the contingent value rights using the Monte Carlo simulation model.

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

The following table summarizes the preliminary amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Estimated Fair Value at July 18, 2019
Cash and cash equivalents	$26.4
Inventories	10.3
Acquired in-process research and development	31.9
Marketed products(1)	36.7
Other intangible assets(1)	13.2
Other assets and liabilities - net	23.2
Total identifiable net assets	141.7
Goodwill(2)	11.6
Settlement of existing contingent consideration liabilities	84.7
Total consideration transferred	$238.0
(1)These intangible assets, which are being amortized on a straight-line basis over their estimated useful lives, are expected to have a weighted average useful life of approximately 12.5 years.
(2)The goodwill recognized from this acquisition is attributable primarily to expected synergies from combining the operations of Aratana with our legacy business. The majority of goodwill associated with this acquisition is not deductible for tax purposes.

The accounting for this acquisition is substantially complete, with the exception of the finalization of the valuation of intangible assets, tax-related amounts and minor working capital adjustments. No material measurement period adjustments were recorded during the three months ended March 31, 2020. The final determination of these amounts will be completed as soon as possible but no later than one year from the acquisition date.

We issued 0.1 million shares and recorded $3.6 million of stock-based compensation expense for the vesting of Aratana equity awards that was accelerated upon the closing of the acquisition during 2019.

Had Aratana been acquired on January 1, 2018, the unaudited pro forma combined revenues and income before income taxes of Elanco and Aratana would have been $735.1 million and $36.6 million, respectively, for the three months ended March 31, 2019.

Prevtec Microbia Inc.

On July 31, 2019, we acquired Prevtec in a cash transaction for approximately $60.3 million, inclusive of certain post-closing adjustments. Prevtec is a Canadian biotechnology company specializing in the development of vaccines intended to help prevent bacterial diseases in food animals. The acquisition allows us to expand on our previous distribution arrangement for Coliprotec™ and is consistent with our efforts to explore innovative antibiotic alternatives.

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

The following table summarizes the preliminary amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Estimated Fair Value at July 31, 2019
Cash and cash equivalents	$0.9
Property and equipment	0.5
Acquired in-process research and development	2.8
Marketed products(1)	58.9
Other intangible assets	1.1
Other assets and liabilities - net	(10.3)
Total identifiable net assets	53.9
Goodwill(2)	11.1
Total consideration transferred	$65.0
(1)These intangible assets, which are being amortized on a straight-line basis over their estimated useful lives, are expected to have a weighted average useful life of 10 years.
(2)The goodwill recognized from this acquisition is attributable primarily to expected synergies from combining the operations of Prevtec with our legacy business and future unidentified projects and products. The goodwill associated with this acquisition is not deductible for tax purposes.

The accounting for this acquisition is substantially complete, with the exception of the finalization of the valuation of intangible assets, tax-related amounts and minor working capital adjustments. No material measurement period adjustments were recorded during the three months ended March 31, 2020. The final determination of these amounts will be completed as soon as possible but no later than one year from the acquisition date.

Pending Acquisition

Bayer Animal Health Business

On August 19, 2019, we entered into a Share and Asset Purchase Agreement (Purchase Agreement) with Bayer, a German corporation, to acquire Bayer's animal health business. Bayer's animal health business is a provider of products intended to improve the health and well-being of pets and farm animals. This acquisition is expected to expand our Companion Animal product category, advancing our planned intentional portfolio mix transformation and creating a better balance between our Food Animal and Companion Animal product categories. Pursuant to the Purchase Agreement and subject to the satisfaction of certain customary closing conditions, including the receipt of antitrust approvals and the absence of any law or order enjoining or otherwise prohibiting the transaction in specified jurisdictions, we will purchase Bayer’s animal health business for $5.3 billion in cash and shares of our common stock equal to approximately $2.3 billion divided by the 20-day volume-weighted average stock price as of the last day of trading before the closing of the acquisition (but subject to a 7.5% symmetrical collar centered on the volume-weighted average price for the 30 trading days ended August 6, 2019 of $33.60). The transaction will close no earlier than July 1, 2020, per the terms of the Purchase Agreement. See Note 13: Commitments and Contingencies for discussion regarding certain commitments related to this transaction.

Divestitures

In January 2020, we signed agreements to divest the worldwide rights to Osurnia™ and the U.S. rights to Capstar™, and in February 2020, we signed an agreement to divest the worldwide rights to Vecoxan™, for an aggregate of $285 million in all cash transactions. The agreements were signed with the intent to advance our efforts to secure the necessary regulatory clearances for the pending acquisition of the Bayer animal health business. The closing of these transactions is contingent on us entering into consent decrees with certain agencies in connection with the pending acquisition as well as customary closing conditions. The divestitures are expected to close by mid-2020.

The related assets for all three divestitures met the assets held for sale criteria as of March 31, 2020 and the assets for the Osurnia and Capstar divestitures met the assets held for sale criteria as of December 31, 2019. No adjustments were required to record the assets at the lower of their carrying amounts or fair values less costs to sell on the condensed consolidated balance sheet. Assets and liabilities considered held for sale in connection with the divestitures were included in the respective line items on the consolidated balance sheet as follows:

	March 31, 2020	December 31, 2019
Inventories	$6.2	$10.6
Other intangibles, net	70.6	61.2
Property and equipment, net	0.2	0.2
Total assets held for sale	$77.0	$72.0

Deferred taxes	$(0.1)	$(1.4)
Total liabilities held for sale	$(0.1)	$(1.4)

Other intangibles, net classified as held for sale primarily consist of marketed products. We determined that the disposal of these net assets does not qualify for reporting as a discontinued operation because it does not represent a strategic shift that has or will have a major effect on our operations and financial results.

Note 7. Asset Impairment, Restructuring and Other Special Charges

In recent years, we have incurred substantial costs associated with restructuring programs and cost-reduction initiatives designed to achieve a flexible and competitive cost structure. Restructuring activities primarily include charges associated with facility rationalization and workforce reductions. In connection with our recent acquisitions and the pending acquisition of Bayer's animal health business, we have also incurred costs associated with executing transactions and integrating acquired operations, which may include expenditures for banking, legal, accounting, and other similar services. In addition, we have incurred costs to stand up our organization as an independent company. All operating functions can be impacted by these actions; therefore, non-cash expenses associated with our tangible and intangible assets can be incurred as a result of revised fair value projections and/or determinations to no longer utilize certain assets in the business on an ongoing basis.

For finite-lived intangible asset and other long-lived assets, whenever impairment indicators are present, we calculate the undiscounted value of projected cash flows associated with the asset, or group of assets, and compare it to the carrying amount. If the carrying amount is greater, we record an impairment loss for the excess of book value over fair value. Determinations of fair value can result from a complex series of judgments and rely on estimates and assumptions. See Note 2: Basis of Presentation and Summary of Significant Accounting Policies for discussion regarding estimates and assumptions.

Components of asset impairment, restructuring and other special charges are as follows:

	Three Months Ended March 31,
	2020	2019
Restructuring charges: (1)
Severance and other costs	$0.4	$0.5
Facility exit costs	0.6	—

Acquisition related charges:
Transaction and integration costs (2)	76.3	20.4

Non-cash and other items:
Asset impairment (3)	—	4.0
Asset write-down (4)	1.3	—
Gain on sale of fixed assets (5)	(3.8)	—

Total expense	$74.8	$24.9

(1)For the three months ended March 31, 2020, these charges primarily relate to the announced 2019 program to streamline operations in Speke, England as well as the remaining costs to close the Larchwood, Iowa facility.
(2)Transaction costs represent external costs directly related to acquiring businesses and primarily include expenditures for banking, legal, accounting and other similar services. Integration costs represent internal and external incremental costs directly related to integrating acquired businesses, including the pending acquisition of Bayer's animal health business (e.g., expenditures for consulting, system and process integration, and product transfers), as well as stand-up costs related to the implementation of new systems, programs, and processes due to the Separation from Lilly.
(3)Asset impairment charges for the three months ended March 31, 2019 related to an adjustment to fair value of intangible assets that were subject to product rationalization.
(4)Asset write-down expenses for the three months ended March 31, 2020 result from adjustments recorded to write assets classified as held and used down to their current fair value. These charges primarily relate to fixed assets in Wusi, China in connection with the announced 2019 program to streamline operations.
(5)Represents a gain on the disposal from the sale of an R&D facility in Prince Edward Island, Canada, which was written down during the three months ended September 30, 2019 as part of the announced 2019 program to streamline operations.

The following table summarizes the activity in our reserves established in connection with restructuring activities:

	Facility exit costs	Severance	Total
Balance at December 31, 2018	$9.3	$35.1	$44.4
Charges	—	0.5	0.5
Cash paid	(0.3)	(7.3)	(7.6)
Balance at March 31, 2019	$9.0	$28.3	$37.3

Balance at December 31, 2019	$5.4	$15.5	$20.9
Charges	0.6	1.0	1.6
Reserve adjustments	—	(0.6)	(0.6)
Cash paid	(1.0)	(9.8)	(10.8)
Balance at March 31, 2020	$5.0	$6.1	$11.1

These reserves are included in other current liabilities on the consolidated balance sheets. Substantially all of the reserves are expected to be paid in the next twelve months. We believe that the reserves are adequate.

Note 8. Inventories

We state all inventories at the lower of cost or net realizable value. We use the last-in, first-out (LIFO) method for a portion of our inventories located in the continental U.S. Other inventories are valued by the first-in, first-out (FIFO) method. FIFO cost approximates current replacement cost.

Inventories consisted of the following:

	March 31, 2020	December 31, 2019
Finished products	$384.2	$402.9
Work in process	592.1	603.2
Raw materials and supplies	80.7	83.9
Total (approximates replacement cost)	1,057.0	1,090.0
Decrease to LIFO cost	(38.0)	(39.3)
Inventories	$1,019.0	$1,050.7

Note 9. Equity

Common Stock Offering

On January 22, 2020, we entered into an underwriting agreement in which we agreed to sell approximately 22.7 million shares of our common stock at a public offering price of $32.00 per share. In connection with the offering, we granted the underwriters an option to purchase up to an additional 2.3 million shares, which was exercised in full on January 23, 2020. As a result, we issued and sold a total of approximately 25.0 million shares of our common stock for $767.5 million, after issuance costs.

Tangible Equity Unit (TEU) Offering

On January 22, 2020, we also completed our offering of 11 million, 5.00% TEUs. Total proceeds, net of issuance costs, were $528.5 million. Each TEU, which has a stated amount of $50, is comprised of a prepaid stock purchase contract (prepaid stock) and a senior amortizing note due February 1, 2023. Subsequent to issuance, each TEU may be legally separated into the two components. The prepaid stock is considered a freestanding financial instrument, indexed to Elanco common stock, and meets the conditions for equity classification.

The value allocated to the prepaid stock is reflected net of issuance costs in additional paid-in capital. The value allocated to the senior amortizing notes is reflected in long-term debt on the consolidated balance sheet, with payments expected in the next twelve months reflected in current portion of long-term debt. Issuance costs related to the amortizing notes are reflected as a reduction of the carrying amount and will be amortized through the maturity date using the effective interest rate method.

The proceeds from the issuance were allocated to equity and debt based on the relative fair value of the respective components of each TEU as follows:

	Equity Component	Debt Component	Total
Fair value per unit	$42.80	$7.20	$50.00

Gross proceeds	$470.8	$79.2	$550.0
Less: Issuance costs	18.4	3.1	21.5
Net proceeds	$452.4	$76.1	$528.5

The senior amortizing notes have an aggregate principal amount of $79.2 million and bear interest at 2.75% per year. On each February 1, May 1, August 1, and November 1 until the maturity date, we will pay equal quarterly cash installments of $0.6250 per each amortizing note with an initial principal amount of $7.2007 (except for the first installment payment of $0.6528 per amortizing note due on May 1, 2020). Each installment constitutes a payment of interest and partial payment of principal, and in the aggregate will be equivalent to 5.00% per year with respect to the $50 stated amount per TEU.

Unless settled early at the holder’s or our election, each prepaid stock purchase contract will automatically settle on February 1, 2023 (the mandatory settlement date) for a number of shares of common stock per contract based on the average of the volume-weighted average trading prices during the 20 consecutive trading day period beginning on, and including the 21st scheduled trading day immediately preceding February 1, 2023 (applicable market value) with reference to the following settlement rates:

Applicable Market Value	Common Stock Issued
Equal to or greater than $38.40	1.3021 shares (minimum settlement rate)
Less than $38.40, but greater than $32.00	$50 divided by applicable market value
Less than or equal to $32.00	1.5625 (maximum settlement rate)

The prepaid stock purchase contracts are mandatorily convertible into a minimum of 14.3 million shares or a maximum of 17.2 million shares of our common stock on the mandatory settlement date (unless redeemed by us or settled earlier at the unit holder's option). The 14.3 million minimum shares are included in the calculation of basic weighted average shares outstanding. The difference between the minimum and maximum shares represents potentially dilutive securities, which are included in the calculation of diluted weighted average shares outstanding on a pro rata basis to the extent that the average applicable market value is higher than $32.00 but is less than $38.40 during the period.

Note 10. Debt

Long-term debt consisted of the following:

	March 31, 2020	December 31, 2019
Term credit facility	$—	$371.4
3.912% Senior Notes due 2021	500.0	500.0
4.272% Senior Notes due 2023	750.0	750.0
4.900% Senior Notes due 2028	750.0	750.0
TEU amortizing notes	79.2	—
Other obligations	0.3	0.4
Unamortized debt issuance costs	(17.9)	(16.8)
Total debt	2,061.6	2,355.0
Less current portion of long-term debt	26.0	24.5
Total long-term debt	$2,035.6	$2,330.5
TEU Amortizing Notes

On January 22, 2020, we issued $550 million in TEUs. We offered 11 million, 5.00% TEUs at the stated amount of $50 per unit, comprised of prepaid stock purchase contracts and a senior amortizing note due February 1, 2023 (the mandatory settlement date). Total cash of $528.5 million was received, comprised of $452.4 million of prepaid stock purchase contracts and $76.1 million of senior amortizing notes, net of issuance costs. See Note 9: Equity for further information.

Term Loan Extinguishment

On January 31, 2020, we repaid indebtedness outstanding under our existing term loan facility. We paid $372.4 million in cash, composed of $371.4 million of principal and $1.0 million of accrued interest, resulting in a debt extinguishment loss of $0.8 million (recognized in interest expense in the condensed consolidated statement of operations for the three months ended March 31, 2020) primarily related to the write-off of deferred debt issuance costs.

New Credit Facility

On February 4, 2020, we successfully priced our senior secured credit facilities, consisting of the following:
•Term loan B facility with an aggregate principal amount of $4,275.0 million and a maturity of seven years.
•Revolving credit facility providing up to $750.0 million and a maturity of five years.

The term loan B facility was priced at par at LIBOR plus 175 basis points, and the revolving loan facility is expected to bear interest at LIBOR plus an applicable margin ranging between 1.50% and 2.25% per annum based on our corporate family rating or corporate credit rating.

We intend to use the proceeds from the equity and debt activities to finance the cash portion of the pending acquisition of Bayer's animal health business and to pay related fees and expenses. As a result, we have obtained substantially all of the financing necessary to consummate the acquisition and do not currently intend to pursue any additional financing previously provided under the commitment letter obtained in August 2019 (see Note 13: Commitments and Contingencies). We expect to execute the debt agreements upon closing the acquisition of Bayer's animal health business.

The senior secured credit facilities are expected to include two financial maintenance covenants which are solely for the benefit of lenders under the revolving credit facility and no financial maintenance covenant for the benefit of the term loan B facility. The lenders under the term loan B facility will have no enforcement rights with respect to the financial maintenance covenants for the revolving credit facility.

We expect the first financial maintenance covenant for the revolving credit facility to be a requirement to maintain a certain pro forma net total leverage ratio level (which will not be subject to step-downs) as of the end of each quarter, beginning with the fiscal quarter ending September 30, 2020 (assuming the closing of the acquisition of Bayer's animal health business occurs on July 1, 2020). The required level of this covenant will be based on closing date pro forma net leverage and pro forma adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) equal to 65% of our pro forma adjusted EBITDA for the four fiscal quarters ending March 31, 2020 (assuming the closing of the acquisition of Bayer's animal health business occurs on July 1, 2020).

The second financial maintenance covenant for the revolving credit facility is expected to be a requirement to maintain a ratio of pro forma adjusted EBITDA to cash interest expense of no less than 2.00 to 1.00, tested as of the end of each fiscal quarter, beginning with the fiscal quarter ending September 30, 2020 (assuming the closing of the acquisition of Bayer's animal health business occurs on July 1, 2020).

Note 11. Financial Instruments and Fair Value

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

As of March 31, 2020 and December 31, 2019, we had $20.0 million and $18.8 million, respectively, primarily related to equity method investments included in other noncurrent assets on our condensed consolidated balance sheet.

The following table summarizes the fair value information at March 31, 2020 and December 31, 2019 for foreign exchange contract assets (liabilities), contingent consideration liabilities, net investment hedge assets (liabilities) and cash flow hedge assets (liabilities) measured at fair value on a recurring basis in the respective balance sheet line items, as well as long-term debt (including TEU amortizing notes) for which fair value is disclosed on a recurring basis:

		Fair Value Measurements Using
Financial statement line item	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2020
Prepaid expenses and other - foreign exchange contracts not designated as hedging instruments	$28.0	$—	$28.0	$—	$28.0
Other current liabilities - foreign exchange contracts not designated as hedging instruments	(8.2)	—	(8.2)	—	(8.2)
Other noncurrent liabilities - contingent consideration	(4.7)	—	—	(4.7)	(4.7)
Other noncurrent assets - cross currency interest rate contracts designated as net investment hedges	6.6	—	6.6	—	6.6
Other noncurrent liabilities - forward-starting interest rate contracts designated as cash flow hedges	(50.6)	—	(50.6)	—	(50.6)
Long-term debt - senior notes	(2,000.0)	—	(2,067.3)	—	(2,067.3)
TEU amortizing note (1)	(79.2)	—	(79.2)	—	(79.2)
December 31, 2019
Prepaid expenses and other - foreign exchange contracts not designated as hedging instruments	$0.8	$—	$0.8	$—	$0.8
Other current liabilities - foreign exchange contracts not designated as hedging instruments	(1.1)	—	(1.1)	—	(1.1)
Other noncurrent liabilities - contingent consideration	(4.7)	—	—	(4.7)	(4.7)
Other noncurrent assets - cross currency interest rate contracts designated as net investment hedges	2.3	—	2.3	—	2.3
Long-term debt - senior notes	(2,000.0)	—	(2,120.6)	—	(2,120.6)
Long-term debt - term credit facility (1)	(371.4)	—	(371.4)	—	(371.4)

(1)We consider the carrying value to be representative of its fair value.

We determine our Level 2 fair value measurements based on a market approach using quoted market values or significant other observable inputs for identical or comparable assets or liabilities.

Contingent consideration liabilities as of March 31, 2020 and December 31, 2019 related to contingent consideration associated with the acquisitions of Aratana and Prevtec during 2019. For Aratana, we will pay up to

$12 million in contingent value rights that are dependent on the achievement of a specified milestone as outlined in the merger agreement. For Prevtec, based on the terms of the purchase agreement, we will pay up to $16.3 million contingent upon the achievement of specific Coliprotec sales milestones by December 31, 2021. The fair value of both contingent consideration liabilities was estimated using the Monte Carlo simulation model and Level 3 inputs including historical revenue, discount rate, asset volatility, and revenue volatility. See Note 6: Acquisitions and Divestitures for further discussion.

Derivative Instruments and Hedging Activities

We are exposed to market risks, such as changes in foreign currency exchange rates and interest rates. To manage the volatility related to these exposures, we have entered into various derivative transactions. We formally assess, designate and document, as a hedge of an underlying exposure, each qualifying derivative instrument that will be accounted for as an accounting hedge at inception. Additionally, we assess, both at inception and at least quarterly thereafter, whether the financial instruments used in the hedging transaction are effective at offsetting changes in either the fair values or cash flows of the underlying exposures.

Derivatives Not Designated as Hedges

We may enter into foreign exchange forward or option contracts to reduce the effect of fluctuating currency exchange rates. These derivative financial instruments primarily offset exposures in the British pound, Canadian dollar, Euro, Japanese yen and Swiss franc (CHF). Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures and are recorded at fair value with the gain or loss recognized in other – net, (income) expense. Forward contracts generally have maturities not exceeding 12 months. At March 31, 2020 and December 31, 2019, we had outstanding foreign exchange contracts with aggregate notional amounts of $898.4 million and $861.2 million, respectively. During the three months ended March 31, 2020 and 2019, the amount of net gains and losses on derivative instruments not designated as hedging instruments, recorded in other – net, (income) expense were $(28.0) million and $8.0 million, respectively. These amounts were substantially offset in other – net, (income) expense by the effect of changing exchange rates on the underlying foreign currency exposures.

Derivatives Designated as Hedges

In October 2018, as a means of mitigating the impact of currency fluctuations on our operations in Switzerland, we entered into a five-year cross-currency fixed interest rate swap with a 750 million CHF notional amount, which is designated as a net investment hedge (NIH) against CHF denominated assets (the fair value of which was estimated based on quoted market values of similar hedges and is classified as Level 2). During the three months ended March 31, 2020 and 2019 our interest expense was offset by $6.0 million and $6.1 million, respectively, as a result of the NIH. Over the life of the derivative, gains or losses due to spot rate fluctuations are recorded in cumulative translation adjustment in other comprehensive income. During the three months ended March 31, 2020 and 2019, we recorded a gain, net of tax, of $23.3 million and $12.2 million, respectively, on the NIH. In March 2020, approximately 75% of our cross-currency swaps were liquidated for a cash benefit of $26.7 million (including $1.5 million in interest). We had an approximately 190 million CHF notional remaining on our NIH as of March 31, 2020. In April 2020, we liquidated our remaining position for a cash benefit of $8.3 million. Notwithstanding settlement, gains and losses within accumulated other comprehensive income loss will remain in accumulated other comprehensive loss until either the sale or substantial liquidation of the hedged subsidiary.

Separately, in March 2020, as a means of mitigating variability in cash flows associated with the anticipated term loan B issuance, we executed forward-starting interest rate swaps with a $4.05 billion notional amount, which are designated as cash flow hedges and have settlement dates ranging between 2022 and 2025. These instruments effectively convert floating-rate debt to fixed-rate debt. The cash flow hedges are recorded at fair value on our condensed consolidated balance sheet, while changes in the fair value of the hedge are recognized in other comprehensive income. Fair value is estimated based on quoted market values of similar hedges and is classified as Level 2. Amounts recorded in accumulated other comprehensive loss will be recognized in earnings in interest expense when the hedged transaction affects earnings (i.e., when interest payments are accrued on the term loan B). During the three months ended March 31, 2020, we recorded a loss of $39.2 million, net of tax benefit of $11.4 million, on the cash flow hedges in other comprehensive loss.

Note 12. Income Taxes

Provision for Taxes on Income	Three Months Ended March 31,
	2020	2019
(Benefit) Provision for Taxes on Income	$(18.7)	$13.3
Effective Tax Rate	27.6%	29.7%

Our income taxes for the three months ended March 31, 2019 and 2020, respectively, reflect the results on a stand-alone basis independent of Lilly, except for the period during which we were included in a combined tax return until full separation. In the jurisdictions in which we were included in a combined tax return, our income taxes were determined based on the tax matters agreement between us and Lilly. Prior to the Separation, the income tax expense included in these financial statements has been calculated using the separate return basis as if Elanco filed separate tax returns.

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

We are included in Lilly's U.S. tax examinations by the Internal Revenue Service through the full separation date of March 11, 2019. Pursuant to the tax matters agreement we executed with Lilly in connection with the IPO, the potential liabilities or potential refunds attributable to pre-IPO periods in which Elanco was included in a Lilly consolidated or combined tax return remain with Lilly. During the fourth quarter of 2019, the IRS began its examination of tax years 2016 - 2018. Because the examination is still in the early stages of information gathering, the resolution of the audit will likely extend beyond the next 12 months.

For the three months ended March 31, 2020, we recognized an income tax benefit of $18.7 million. The effective tax rate of 27.6% differs from the statutory income tax rate primarily due to a pre-tax book loss mainly driven by acquisition and integration costs. In addition, a discrete income tax benefit of $1.9 million was recognized related to the excess tax benefits for stock-based compensation that vested in the three months ended March 31, 2020.

For the three months ended March 31, 2019, we incurred $13.3 million of income tax expense. The effective rate for the three months ended March 31, 2019, of 29.7% was different from the statutory income tax rate primarily due to a one-time foreign exchange gain on the transfer of assets upon separation in addition to the impact of state income taxes.

Note 13. Commitments and Contingencies

Legal matters

We are party to various legal actions in the normal course of business. In determining whether a pending matter is significant for financial reporting and disclosure purposes, we consider both quantitative and qualitative factors in order to assess materiality. We accrue for certain liability claims to the extent that we can formulate a reasonable estimate of their costs and there is a reasonable probability of incurring significant costs or expenses. At March 31, 2020 and December 31, 2019, we had no liabilities established related to litigation as there were no significant claims which were probable and estimable. We have not historically had any significant litigation expense and are not currently subject to a significant claim.

Bayer Animal Health acquisition financing

In connection with our pending acquisition of the animal health business of Bayer as discussed in Note 6: Acquisitions and Divestitures, in August 2019, we entered into a commitment letter that provides for financing consisting of up to $750 million in a revolving facility, $3.0 billion in a term facility and $2.75 billion in a senior secured bridge facility. In connection with the financing commitment letter, we will incur fixed commitment fees of $40.4 million that will become due and payable upon the closing of the pending acquisition or the termination of the Purchase Agreement with Bayer. These fees have not been recorded on the condensed consolidated balance sheet as of March 31, 2020. As a result of the financing secured for the acquisition through the equity and debt activity during the three months ended March 31, 2020, we no longer intend to use the full financing pursuant to the commitment letter. See Note 9: Equity and Note 10: Debt for more information.

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

Our products include Rumensin™, Optaflexx™, Denagard™, Tylan™, Maxiban™ and other products for livestock and poultry, as well as Trifexis™, Interceptor™, Comfortis™, Galliprant and other products for companion animals.

We have a single customer that accounted for 13.6% and 12.3% of revenue for the three months ended March 31, 2020 and 2019, respectively. The product sales resulted in accounts receivable with this customer of $87.5 million and $90.5 million as of March 31, 2020 and December 31, 2019, respectively.

We are exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates.

Selected geographic area information was as follows:

	Three Months Ended March 31,
	2020	2019
Revenue—to unaffiliated customers (1)
United States	$299.9	$383.9
International	357.8	347.2
Revenue	$657.7	$731.1

	March 31, 2020	December 31, 2019
Long-lived assets (2)
United States	$732.7	$709.8
United Kingdom	181.8	192.6
Other foreign countries	232.9	244.7
Long-lived assets	$1,147.4	$1,147.1
(1)Revenue is attributed to the countries based on the location of the customer.
(2)Long-lived assets consist of property and equipment, net, and certain noncurrent assets, including right-of-use assets.

Note 15. Earnings Per Share

Basic Earnings Per Share

We compute basic earnings (loss) per share by dividing net earnings (loss) available to common shareholders by the actual weighted average number of common shares outstanding for the reporting period. For the three months ended March 31, 2020, weighted average number of common shares outstanding used to calculate basic earnings per share includes the impact of approximately 25.0 million shares and 14.3 million shares relating to the common stock issued in connection with the January 2020 common stock offering and the shares of common stock issuable at the minimum settlement rate under the TEU prepaid stock purchase contracts, respectively. See Note 9: Equity for further discussion.

Diluted Earnings Per Share

Elanco has variable common stock equivalents relating to certain equity awards in stock-based compensation arrangements and the TEU prepaid stock purchase contracts. Diluted earnings per share reflects the potential dilution that could occur if holders of the unvested equity awards and unsettled TEUs converted their holdings into common stock. The weighted average number of potentially dilutive shares outstanding is calculated using the treasury stock method.

Weighted average diluted shares outstanding included common stock equivalents of 0.3 million for the three months ended March 31, 2019.
Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and as such, these shares are not included in the calculation of diluted earnings per share. During the three months ended March 31, 2020, we reported a net loss. Therefore, dilutive common shares are not assumed to have been issued since their effect is anti-dilutive. As a result, basic and diluted weighted average shares are the same, causing diluted net loss per share to be equivalent to basic net loss per share.

For the three months ended March 31, 2019, approximately 0.2 million shares of potential common shares were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

Note 16. Related Party Agreements and Transactions

Transactions with Lilly Subsequent to Separation and Related to the Separation

Amounts due from/(due to) Lilly in connection with the Separation and agreed upon services were as follows:

	March 31, 2020	December 31, 2019
TSA	$10.8	$10.5
Other activities	8.6	(15.8)
Local country asset purchases	(10.7)	(11.1)
Total receivable from/(payable to) Lilly	$8.7	$(16.4)

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

Transitional Services Agreement (TSA)

Historically, Lilly has provided us significant shared services and resources related to corporate functions such as executive oversight, treasury, legal, finance, human resources, tax, internal audit, financial reporting, information technology and investor relations, which we refer to collectively as the "Lilly Services." Under the terms of the TSA, we are able to use Lilly Services for a fixed term established on a service-by-service basis. We pay Lilly mutually agreed-upon fees for the Lilly Services provided under the TSA, which are based on Lilly's cost (including third-party costs) of providing the Lilly Services through March 31, 2021, and subject to a mark-up of 7% thereafter, with additional inflation-based escalation beginning January 1, 2022. The fees under the TSA became payable for all periods beginning after October 1, 2018.

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

Other Activities

We continue to share certain services and back office functions with Lilly, which in certain instances result in Lilly paying costs for Elanco (e.g., utilities, local country operating costs, etc.) that are then passed through to Elanco for reimbursement. These amounts are included in cash flows from operating activities in our consolidated statements of cash flows. In addition, we operate through a single treasury settlement process and prior to the local country asset purchases (as described below) continued to transact through Lilly's processes in certain instances. As a result of these activities, there were certain amounts of financing that occurred between Lilly and Elanco during the three months ended March 31, 2019. Further, during the three months ended March 31, 2020, our financing cash flows include a $15.2 million outflow to Lilly related to a local country asset purchase that was in addition to the original Separation plan. This amount will be reimbursed by Lilly in the second quarter of 2020. These amounts are included in cash flows from financing activities in our consolidated statements of cash flows.

Local Country Asset Purchases

The legal transfer of certain of our net assets did not occur prior to the Separation due to certain regulatory requirements in each of these countries. The related assets, liabilities, and results of operations have been reported in our condensed consolidated financial statements, as we are responsible for the business activities conducted by Lilly on our behalf and are subject to the risks and entitled to the benefits generated by these operations and assets under the terms of the MSA. We held restricted cash, and the associated payable to Lilly, at the date of Separation to fund the acquisition of these assets. As of March 31, 2020, the majority of these assets have been legally acquired and the remainder are expected to be purchased during 2020. Restricted cash and Payable to Lilly of $10.7 million are recorded on the condensed consolidated balance sheet for the remainder of the assets expected to be purchased by the end of 2020.

Transactions with Lilly Prior to Full Separation

Prior to the IPO, we did not operate as a standalone business and had various relationships with Lilly whereby Lilly provided services to us. The impact on our historical combined financial statements includes the following:

Stock-based Compensation

Prior to full separation, our employees participated in Lilly stock-based compensation plans, the costs of which were allocated to us and recorded in cost of sales, research and development, and marketing, selling and administrative expenses in the condensed consolidated statements of operations. The costs of such plans related to our employees were $5.1 million for the three months ended March 31, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tables present dollars in millions, except per-share data)

Management’s discussion and analysis of financial condition and results of operations is intended to assist the reader in understanding and assessing significant changes and trends related to our results of operations and financial position. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying footnotes in Item 1 of Part I of this Quarterly Report on Form 10-Q. Certain statements in this Item 2 of Part I of this Quarterly Report on Form 10-Q constitute forward-looking statements. Various risks and uncertainties, including those discussed in "Forward-Looking Statements," Item 1A, "Risk Factors," of Part II of this Quarterly Report on Form 10-Q, and Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, may cause our actual results, financial position, and cash generated from operations to differ materially from these forward-looking statements.

Overview

Founded in 1954 as part of Eli Lilly and Company (Lilly), Elanco is a premier animal health company that innovates, develops, manufactures and markets products for companion and food animals. Headquartered in Greenfield, Indiana, we are the fourth largest animal health company in the world, with revenue of $3,071.0 million for the year ended December 31, 2019. Globally, we are #1 in medicinal feed additives, #2 in poultry, and #3 in other pharmaceuticals, which are mainly companion animal therapeutics, measured by 2018 revenue, according to Vetnosis.

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
Companion Animal Therapeutics (CA Therapeutics): We have a broad pain and osteoarthritis portfolio across species, modes of action, indications and disease stages. Pet owners are increasingly treating osteoarthritis in their pets, and our Galliprant™ product is one of the fastest growing osteoarthritis treatments in the U.S. We also have treatments for otitis (ear infections), as well as cardiovascular and dermatology indications.

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
For the three months ended March 31, 2020 and 2019, our revenue was $657.7 million and $731.1 million, respectively. For the three months ended March 31, 2020 and 2019, our net (loss) income was $(49.1) million and $31.5 million, respectively.

Increases or decreases in inventory levels at our channel distributors can positively or negatively impact our quarterly and annual revenue results, leading to variations in quarterly revenues. This can be a result of various factors, such as end customer demand, new customer contracts, heightened and generic competition, the need for certain inventory levels, our ability to renew distribution contracts with expected terms, our ability to implement commercial strategies, regulatory restrictions, unexpected customer behavior, proactive measures taken by us in response to shifting market dynamics, payment terms we extend, which are subject to internal policies, and procedures and environmental factors beyond our control, including weather conditions.

Key Trends and Conditions Affecting Our Results of Operations

Industry Trends

The animal health industry, which includes both food animals and companion animals, is a growing industry that benefits billions of people worldwide.

As demand for animal protein grows, food animal health is becoming increasingly important. We believe that factors influencing growth in demand for food animal medicines and vaccines include:

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
We believe that factors influencing growth in demand for companion animal medicines and vaccines include:

•increased pet ownership globally;
•pets living longer; and
•increased pet spending as pets are viewed as members of the family by owners.

Factors Affecting Our Results of Operations

COVID-19 Pandemic

The recent outbreak of COVID-19 originating in Wuhan, China, in December 2019 has since rapidly increased its exposure globally. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. We are monitoring the global outbreak of COVID-19 and are working with our customers, employees, suppliers and other stakeholders to mitigate the risks posed by its spread. The COVID-19 pandemic is affecting the economy in the United States and globally, and has affected the operations of our company, vendors and suppliers, supply of and demand for our products, and our liquidity as follows:

Operations

As a result of the COVID-19 pandemic, governmental authorities have implemented and are continuing to implement numerous and constantly evolving measures to try to contain the virus, such as travel bans and restrictions, limits on gatherings, quarantines, shelter-in-place orders, site closures and business shutdowns. These measures have impacted the ability of our employees, vendors, and suppliers to perform their respective responsibilities and obligations relative to the conduct of our business. We have important manufacturing operations worldwide that have been affected by the outbreak. Measures requiring business shutdowns generally exclude certain essential services, and those essential services commonly include critical infrastructure and the businesses that support that critical infrastructure. Because the animal health industry has been designated an essential business, our manufacturing and research facilities remain operational, while our employees in other company functions are working remotely. These measures have impacted and may further impact our workforce and operations, as well as those of our customers, vendors and suppliers.

Supply

We have not yet experienced any significant impacts or interruptions to our supply chain as a result of the COVID-19 pandemic. However, our suppliers may face difficulties maintaining operations in light of government-ordered restrictions and shelter-in-place mandates. Although we regularly monitor the financial health of companies in our supply chain, the financial hardship on our suppliers caused by the COVID-19 pandemic could cause a disruption in our ability to obtain raw materials or components required to manufacture our products, adversely affecting our operations. Freight processes relating to the shipment of our finished goods have also been disrupted and have started to result in higher shipping costs, which has negatively impacted our profitability.

Demand

The COVID-19 pandemic has adversely impacted global economic conditions. In particular, the COVID-19 pandemic has created near-term uncertainty for our channel distribution partners with respect to end customer demand and working capital. Based on these factors, in addition to a shift in tactics for demand generation with our distributors, we reduced the amount of inventory held in the channel. We anticipate that these decreases in end customer demand may impact our companion animal business, primarily in vaccines and international markets, as social distancing guidelines have decreased veterinary visits, reduced veterinary practice revenue and increased working capital considerations for all parties in our value chain. In our food animal business, demand is expected to be negatively impacted by processing plant closures and pressured producer economics, as well as an effort by dairy farmers to decrease milk production, which could impact demand for a number of our food animal products. We anticipate that decreases in demand will occur, though the extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted at this time.

Liquidity

Our third party distributors may face difficulties maintaining operations and normal liquidity in light of government-mandated restrictions. Due to liquidity and working capital pressure caused by the COVID-19 pandemic, our distributors are managing inventory more tightly. In response to this along with a shift in tactics for demand generation with our distributors, we decided to reduce channel inventory levels during the quarter as we tighten our approach across all facets of our distributor relationships. We expect to take similar actions going forward. These actions will allow us to improve working capital management, implement new compensation structures with our distributors and enable greater control of overall stock levels. We estimate the impact on revenues to have been approximately $60 million through March 31, 2020, with another $80 million to $100 million of potential impact, primarily in the second quarter of 2020, as we expand this practice across our business and geographies. We continue to monitor the impacts on our customers' liquidity and therefore our ability to collect on our accounts receivable. While our allowance on these receivables factors in expected credit losses, continued disruption and declines in the global economy could result in difficulties in our ability to collect and thus require increases in our allowance for doubtful accounts.

Product Development and New Product Launches

A key element of our targeted value creation strategy is to drive growth through portfolio development and product innovation, primarily in our three targeted growth categories of CA Disease Prevention, CA Therapeutics and FA Future Protein & Health. Since 2015, we have launched or acquired 14 new products, including the additions of Entyce™, Nocita™ and Tanovea™ in 2019 through acquisition and business development activities. Revenue from these products contributed $92.4 million to revenue for the three months ended March 31, 2020. We continue to pursue the development of new chemical and biological molecules through our approach to innovation. Our future growth and success depends on both our pipeline of new products, including new products that we may develop through joint ventures and products that we are able to obtain through license or acquisition, and the expansion of the use of our existing products. We believe we are an industry leader in animal health R&D, with a track record of product innovation, business development and commercialization.

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

Foreign Exchange Rates

Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 90 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. During the three months ended March 31, 2020 and 2019, approximately 49% and 42%, respectively, of our revenue was denominated in foreign currencies. As we operate in multiple foreign currencies, including the Euro, British pound, Swiss franc, Brazilian real, Australian dollar, Japanese yen, Canadian dollar, Chinese yuan, and other currencies, changes in those currencies relative to the U.S. dollar impact our revenue, cost of sales and expenses, and consequently, net income. These fluctuations may also affect the ability to buy and sell our products between markets impacted by significant exchange rate variances. Currency movements decreased revenue by 1% during the three months ended March 31, 2020. Currency movements had limited impact on revenue during the three months ended March 31, 2019.

Our Relationship with Lilly and Additional Standalone Costs

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

In connection with the IPO, we incurred $2.5 billion of long-term borrowings. We have estimated interest expense of approximately $99 million on an annual basis based on our borrowings as of March 31, 2020.

As a result of the IPO, we became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act. We continue to establish and expand additional procedures and practices as a standalone public company. As a result, we continue to incur additional costs as a standalone public company compared to the prior period, including internal audit, external audit, investor relations, stock administration, stock exchange fees and regulatory compliance costs.

Asset Impairment, Restructuring and Other Special Charges

Our results have been impacted by asset impairment, restructuring and other special charges, including integration of acquired businesses, during the three months ended March 31, 2020 and 2019. These charges primarily include severance costs resulting from actions taken to reduce our cost structure, asset impairment charges related to product rationalization and site closures, and charges and costs related to our integration efforts as a result of our acquired businesses and the pending acquisition of Bayer's animal health business, external costs directly related to acquiring businesses, including expenses for banking, legal, accounting, and other similar services, and costs to stand our organization up to be an independent company.

For more information on these charges, see Note 7: Asset Impairment, Restructuring and Other Special Charges in our condensed consolidated financial statements.

Results of Operations

The following discussion and analysis of our results of operations should be read along with our condensed consolidated financial statements and the notes thereto.

	Three Months Ended March 31,
	2020	2019	% Change
Revenue	$657.7	$731.1	(10)%
Costs, expenses and other:
Cost of sales	332.7	343.8	(3)%
% of revenue	51%	47%	4%
Research and development	66.8	64.1	4%
% of revenue	10%	9%	1%
Marketing, selling and administrative	182.0	181.1	—%
% of revenue	28%	25%	3%
Amortization of intangible assets	51.6	49.0	5%
% of revenue	8%	7%	1%
Asset impairment, restructuring and other special charges	74.8	24.9	200%
Interest expense, net of capitalized interest	16.5	20.8	(21)%
Other - net, expense	1.1	2.6	(58)%
Income (loss) before income taxes	(67.8)	44.8	NM
% of revenue	(10)%	6%	NM
Income tax (benefit) expense	(18.7)	13.3	(241)%
Net income (loss)	$(49.1)	$31.5	(256)%
Certain amounts and percentages may reflect rounding adjustments.
NM - Not meaningful

Revenue

On a global basis, our revenue within our product categories was as follows:

	Three Months Ended March 31,
	2020	2019	% Change
CA Disease Prevention	$140.3	$185.9	(25)%
CA Therapeutics	65.8	81.4	(19)%
FA Future Protein & Health	180.0	167.2	8%
FA Ruminants & Swine	252.6	274.1	(8)%
Subtotal	638.7	708.6	(10)%
Strategic Exits(1)	19.0	22.5	(16)%
Total	$657.7	$731.1	(10)%
(1) Represents revenue from business activities we have either exited or made a strategic decision to exit.

Total revenue

Three months ended March 31, 2020 vs. three months ended March 31, 2019

Total revenue decreased $73.4 million or 10% for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, reflecting a 10% decrease in volume and a 1% unfavorable impact from foreign exchange rates, partially offset by a 1% increase in price.

In summary, the total revenue decrease was due primarily to:

•a decrease in revenue of $44.3 million or 24% from CA Disease Prevention products, excluding the impact of foreign exchange rates;
•a decrease in revenue of $14.7 million or 18% from CA Therapeutics products, excluding the impact of foreign exchange rates;
•a decrease in revenue of $18.8 million or 7% from FA Ruminants & Swine products, excluding the impact of foreign exchange rates;
•a decrease in revenue of $3.0 million or 13% from Strategic Exits, excluding the impact of foreign exchange rates; and
•a decrease in revenue of $9.5 million due to the negative impact of foreign exchange rates.

partially offset by:
•an increase in revenue of $16.9 million or 10% from FA Future Protein & Health products, excluding the impact of foreign exchange rates.

The detailed change in revenue by product category was as follows:

•CA Disease Prevention revenue decreased by $45.6 million or 25% for the quarter, driven by decreased volume and to a lesser extent an unfavorable impact from foreign exchange rates, offset by an increase in price. The volume decrease was the result of actions across brands to reduce channel inventory levels due to the impact of the COVID-19 pandemic on the companion animal market. While underlying end user demand for certain products grew in the first quarter, we took actions to reduce channel inventory levels due to the impact of the COVID-19 pandemic on the companion animal market. The decrease in revenue resulting from these actions was partially offset by an increase in direct sales, particularly in alternative channels outside vet clinics.
•CA Therapeutics revenue decreased by $15.6 million or 19% for the quarter, driven by decreased volume and to a lesser extent an unfavorable impact from foreign exchange rates. While clinic-level demand for Galliprant grew in major markets and geographic expansion continued into Latin

America in the first quarter, the volume decrease was the result of actions taken across brands to reduce channel inventory levels due to the impact of the COVID-19 pandemic on the companion animal market, partially offset by the inclusion of sales for Entyce and Nocita as a result of the acquisition of Aratana in the third quarter of 2019 and an increase in direct sales, particularly in alternative channels outside vet clinics.

•FA Future Protein & Health revenue increased by $12.8 million or 8% for the quarter, driven by increased volume and price, partially offset by an unfavorable impact from foreign exchange rates. Growth was driven by strong demand in the international poultry and aqua portfolios, in addition to anticipatory buying in the first quarter by direct customers in international export markets to ensure continuity of supply ahead of potential COVID-19 pandemic disruptions.

•FA Ruminants & Swine revenue decreased by $21.5 million or 8% for the quarter, driven by decreased volume, price, and an unfavorable impact from foreign exchange rates. The decrease is driven by actions to reduce inventory levels across brands due to the impact of the COVID-19 pandemic, as well as favorable purchasing patterns in the first quarter of 2019 for Rumensin and producer removal of Paylean™ to access export markets, and the continued replenishment of sterile injectable products from our contract manufacturing partner. These decreases were partially offset by increased demand in the China swine market as a result of favorable producer economics and positive efforts to repopulate herds impacted by African Swine Fever in 2019, in addition to anticipatory buying in the quarter by direct customers in international export markets to ensure continuity of supply ahead of potential COVID-19 pandemic disruptions.

•Strategic Exits revenue decreased by $3.5 million to $19.0 million and represented 3% of total revenue.

Costs and Expenses and Other

Cost of sales

Three months ended March 31, 2020 vs. three months ended March 31, 2019

Cost of sales decreased $11.1 million in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 due primarily to manufacturing productivity improvements and decreased revenue.

Cost of sales as a percent of revenues increased to 50.6% for the three months ended March 31, 2020 from 47.0% for the three months ended March 31, 2019, primarily due to unfavorable product and geographic mix and an unfavorable effect of foreign exchange rates on international inventories sold, partially offset by decreases in cost of sales discussed above.

Research and development

Three months ended March 31, 2020 vs. three months ended March 31, 2019

R&D expenses increased $2.7 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to additional costs from acquired businesses in 2019, including Aratana and Prevtec.

Marketing, selling and administrative

Three months ended March 31, 2020 vs. three months ended March 31, 2019

Marketing, selling and administrative expenses increased $0.9 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 due to additional costs from acquired businesses during the year, primarily Aratana, partially offset by strong expense management.

Amortization of intangible assets

Three months ended March 31, 2020 vs. three months ended March 31, 2019

Amortization of intangible assets increased $2.6 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to the addition of amortization of intangible assets recorded from the acquisitions of Aratana and Prevtec during 2019.

Asset impairment, restructuring and other special charges

For additional information regarding our asset impairment, restructuring and other special charges, see Note 7: Asset Impairment, Restructuring and Other Special Charges to our condensed consolidated financial statements.

Three months ended March 31, 2020 vs. three months ended March 31, 2019

Asset impairment, restructuring and other special charges increased $49.9 million to $74.8 million for the three months ended March 31, 2020 from $24.9 million for the three months ended March 31, 2019 primarily due to higher transaction costs directly related to business acquisitions, including the pending acquisition of the animal health business of Bayer, higher integration costs of acquisitions, and costs associated with the implementation of new systems, programs, and processes due to the Separation from Lilly and in anticipation of the acquisition of the animal health business of Bayer during the three months ended March 31, 2020, as more fully described in Note 7.

Interest expense, net of capitalized interest

Three months ended March 31, 2020 vs. three months ended March 31, 2019

Interest expense, net of capitalized interest, decreased $4.3 million from $20.8 million for the three months ended March 31, 2019 to $16.5 million for the three months ended March 31, 2020 primarily as a result of the repayment of indebtedness outstanding under our existing term loan facility during the three months ended March 31, 2020.

Other - net, expense

Three months ended March 31, 2020 vs. three months ended March 31, 2019

Other - net, expense decreased $1.5 million from $2.6 million for the three months ended March 31, 2019 to $1.1 million for the three months ended March 31, 2020.

Income tax expense

Three months ended March 31, 2020 vs. three months ended March 31, 2019

Income tax expense decreased $32.0 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily due to lower pre-tax earnings driven mainly by a decrease in revenue and increased acquisition and integration costs. See Note 12: Income Taxes to our condensed consolidated financial statements.

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

Our principal liquidity needs going forward, in addition to funds needed for the completion of the Bayer acquisition, include funding existing marketed and pipeline products, capital expenditures, business development in our targeted areas, interest payments and payments on our amortizing notes. We believe our cash and cash equivalents on hand, our operating cash flows and our existing financing arrangements will be sufficient to support our cash needs for the foreseeable future, including for at least the next 12 months.

Our ability to meet future funding requirements may be impacted by macroeconomic, business and financial volatility. As markets change, we will continue to monitor our liquidity position. However, a challenging economic environment or an economic downturn may impact our liquidity or ability to obtain future financing. See Item 1A, "Risk Factors" for more information.

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented:

	Three Months Ended March 31,		$
Net cash provided by (used for):	2020	2019	Change
Operating activities	$4.3	$8.1	$(3.8)
Investing activities	(19.6)	(31.0)	11.4
Financing activities	896.6	(339.5)	1,236.1
Effect of exchange-rate changes on cash and cash equivalents	(9.3)	(14.5)	5.2
Net increase (decrease) in cash, cash equivalents and restricted cash	$872.0	$(376.9)	$1,248.9

Operating activities

Our cash provided by operating activities decreased by $3.8 million, from $8.1 million for the three months ended March 31, 2019 to $4.3 million for the three months ended March 31, 2020. The decrease in operating cash flows was primarily attributable to a decrease in net income during the period as well as the change in deferred taxes. These decreases were partially offset by a decrease in cash used as a result of changes in operating assets and liabilities. The COVID-19 global health pandemic and related economic downturn have led to an increase in customer accounts receivable that are past due. We have extended our payment terms in the past in certain customer situations and may need to continue this practice going forward as a result of the COVID-19 global health pandemic, competitive pressures and the need for certain inventory levels at our channel distributors to avoid supply disruptions. Further extensions of customer payment terms could result in additional uses of our cash flow.

Investing activities

Our cash used for investing activities decreased by $11.4 million, to $19.6 million for the three months ended March 31, 2020 compared to $31.0 million for the three months ended March 31, 2019. The change was primarily driven by proceeds from the settlement of the net investment hedge of $25.2 million and a decrease in net purchases of property and equipment as compared to prior year, partially offset by an increase in purchases of software from 2019 to 2020.

Financing activities

Our cash provided by financing activities was $896.6 million for the three months ended March 31, 2020 as compared to cash used for financing activities of $339.5 million for the three months ended March 31, 2019. Cash provided by financing activities during the three months ended March 31, 2020 reflects proceeds from issuances of common stock and TEUs during the period, partially offset by the repayment of indebtedness outstanding under our existing term loan facility. Cash used for financing activities during the three months ended March 31, 2019, reflected the impact of $331.5 million of payments to Lilly in connection with local country asset purchases and other financing activities related to the Separation.

Description of Indebtedness

For a complete description of our outstanding debt as of March 31, 2020 and December 31, 2019, see Note 10: Debt to our condensed consolidated financial statements.

Off Balance Sheet Arrangements

In connection with our pending acquisition of the animal health business of Bayer as discussed in Note 6: Acquisitions and Divestitures, in August 2019, we entered into a commitment letter that provides for financing consisting of up to $750 million in a revolving facility, $3.0 billion in a term facility, and $2.75 billion in a senior secured bridge facility. In connection with the financing commitment letter, we will incur fixed commitment fees of $40.4 million that will become due and payable upon the closing of the pending acquisition or the termination of the Purchase Agreement with Bayer. These fees have not been recorded on the consolidated balance sheet as of March 31, 2020. As a result of the financing secured for the acquisition through the equity and debt activity during the three months ended March 31, 2020, we no longer intend to use the full financing pursuant to the commitment letter. See Note 9: Equity and Note 10: Debt for more information.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There are certain of our accounting policies that are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in Item 7, "Management's Discussion & Analysis of Results of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes in the application of our critical accounting policies during the three months ended March 31, 2020.

Contractual Obligations

See Contractual Obligations included in Item 7, "Management's Discussion & Analysis of Results of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

We face foreign currency exchange exposures when we enter into transactions arising from subsidiary trade and loan payables and receivables denominated in foreign currencies. We also face currency exposure that arises from translating the results of our global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. We may enter into foreign currency forward or option derivative contracts to reduce the effect of fluctuating currency exchange rates in future periods.

We estimate that a hypothetical 10% adverse movement in all foreign currency exchange rates related to the translation of the results of our foreign operations would decrease our net income by approximately $1.5 million for the three months ended March 31, 2020.

In October 2018, we entered into a fixed interest rate, five-year, 750 million Swiss franc NIH against Swiss franc assets. The NIH generated approximately $25 million in cash and contra interest expense in 2019 ($6.1 million for the three months ended March 31, 2019). In the first quarter of 2020, the U.S. dollar strength compared to the Swiss franc allowed us to unwind and monetize approximately 75% of our Swiss franc NIH for a cash benefit of $26.7 million. We had an approximately 190 million CHF notional remaining on our NIH as of March 31, 2020. In April 2020, we liquidated our remaining position for a cash benefit of $8.3 million.

Interest Risk

Upon extinguishment of our borrowings under the Term Credit Facility in the first quarter of 2020, our current outstanding debt balances are fixed-rate debt. While changes in interest rates currently have no impact on the interest we pay on fixed-rate debt, borrowings under our new term loan facility will be exposed to interest rate fluctuations based on LIBOR. As of March 31, 2020, we held certain interest rate swap agreements with a notional value of $4.05 billion that will have the economic effect of modifying the variable-interest obligations associated with the new Term Loan Facility, so that a portion of the variable-rate interest payable becomes fixed. During the three months ended March 31, 2020, we recorded a loss of $39.2 million, net of taxes on these interest rate swaps in other comprehensive loss. The loss is primarily attributable to market conditions resulting from the COVID-19 pandemic and the resulting cut to interest rates by the U.S. Federal Reserve in the first quarter of 2020. See Note 11: Financial Instruments and Fair Value for further information.

Recently Issued Accounting Pronouncements

For discussion of our new accounting standards, see Note 4: Implementation of New Financial Accounting Pronouncements to our condensed consolidated financial statements.

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

Our management, with the participation of Jeffrey N. Simmons, president and chief executive officer, and Todd S. Young, executive vice president and chief financial officer, evaluated our disclosure controls and procedures as of March 31, 2020. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective.

(b)Changes in Internal Controls. During the first quarter of 2020, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

(none)

Item 1A. Risk Factors

Other than the revisions set forth below, there have been no material changes from the risk factors disclosed in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019.

We have identified the following additional risk factor:

The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our business, our future results of operations and our overall financial performance.

The recent outbreak of COVID-19 originating in Wuhan, China, in December 2019, has since rapidly increased its exposure globally. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. The pandemic has impacted and may further impact the United States and the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates and interest rates. Due to the speed with which the situation is developing, the global breadth of its spread and the range of governmental and community reactions thereto, there is uncertainty around its duration, ultimate impact and the timing of recovery. Therefore, the pandemic could lead to an extended disruption of economic activity and the impact on our consolidated results of operations, financial position and cash flows could be material.

As a result of the adverse impact that the COVID-19 pandemic is having on our economy and the economies in the countries in which we operate, the pandemic is also affecting our operations, including our supply chain distribution systems, production levels and research and development activities. In addition, any preventive or protective actions that governments implement or that we adopt in response to the COVID-19 pandemic, such as travel restrictions, quarantines, limited operations of governmental agencies or site closures, may interfere with the ability of our employees, vendors, and suppliers to perform their respective responsibilities and obligations relative to the conduct of our business. In particular, as a result of the COVID-19 pandemic, due to the suspension of in-person interactions by our customer-facing professionals and the fact that certain vet clinics are limiting such interactions, our ability to market our products has been and may continue to be limited, which, in turn, could have an adverse effect on our ability to compete in the marketing and sales of our products. Additionally, government regulations that have been imposed in response to the COVID-19 pandemic may cause delays in the receipt of products, causing delays in our global supply chain, delaying the transportation of finished goods, disrupting our freight processes, which would result in higher shipping costs, and causing resources to be diverted that are necessary to administer certain of our products. In addition, some research and development projects could be impacted based on need for the reagents from suppliers and clinical trial activity requiring veterinary clinic access and support. Furthermore, social distancing guidelines could have an adverse impact on our research and development activities as our laboratories are not operating at full capacity.

Our customers, and therefore our business and revenues, are sensitive to negative changes in economic conditions. As a result, we anticipate declines in revenue in 2020, including in our companion animal business as social distancing guidelines have decreased veterinary visits and have reduced veterinary practice spending. In addition, there have been a number of shutdowns of processing plants as a result of COVID-19 outbreaks within their operations, and there could be more of these shutdowns, which, in turn, may lead to decreased demand for our customers’ livestock. Such shutdowns could not only lead to a decrease in demand for our products, but could also significantly impact their ability to pay for our products. In addition, an effort by dairy farmers to decrease milk production could negatively impact demand for Rumensin. We expect the negative impacts of the COVID-19 pandemic on our revenue will continue until conditions relating to the overall impact of COVID-19 on all aspects of the economy and life in general improve.

The impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. Additionally, our third party distributors may face difficulties maintaining operations and normal liquidity in light of government-mandated restrictions. Further, the resulting global economic downturn has negatively impacted the ability of certain of our customers to make payments on a timely basis, adversely impacting our cash flows from operations. While our liquidity has not been significantly impacted by delayed collections thus far, we do not yet know the full extent of the impact of the COVID-19 pandemic and its resulting economic impact, which could have a material adverse effect on our liquidity, capital resources, operations and business.

We are also monitoring the impact of COVID-19 on our talent recruitment and retention efforts. If members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to COVID-19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted. The loss or limited availability of the services of one or more of our executive officers or other key personnel, or our inability to recruit and retain qualified executive officers or other key personnel in the future, could, at least temporarily, have a material adverse effect on our business, financial condition and results of operations. Qualified individuals are in high demand, and we may incur significant costs to attract them, particularly at the executive level. We may face difficulty in attracting and retaining key talent for a number of reasons, including delays in the recruiting and hiring process as a result of the COVID-19 pandemic.

Our business, financial condition and results of operations could be materially adversely affected by unfavorable results in future employment litigation matters as result of COVID-19. Our employees may sue us due to possible exposure to COVID-19 while working at one of our facilities or sites. In addition, employees may challenge decisions to implement protective measures such as contact tracing on the basis of local privacy laws due to the increased collection of employee medical information. Litigation matters, regardless of their merits or their ultimate outcomes, are costly, divert management’s attention and may materially adversely affect our reputation and demand for our products. We cannot predict with certainty the eventual outcome of pending or future litigation matters. An adverse outcome of litigation or legal matters could result in us being responsible for paying significant damages.

Any of these negative effects resulting from litigation matters could materially adversely affect our business, financial condition or results of operations. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019.

The following risk factors have changed from the risk factors that were previously disclosed:

An outbreak of infectious disease carried by food animals could negatively affect the demand for, and sale and production of, our food animal products.

Sales of our food animal products could be materially adversely affected by the outbreak of disease or an outbreak carried by food animals, which could lead to the widespread death or precautionary destruction of food animals as well as the reduced consumption and demand for animal protein. In addition, outbreaks of disease carried by food animals may reduce regional or global sales of particular animal-derived food products or result in reduced exports of such products, either due to heightened export restrictions or import prohibitions, which may reduce demand for our food animal products due to reduced herd or flock sizes.

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

In August 2019, we entered into a share purchase agreement (Purchase Agreement) to purchase the animal health business of Bayer for approximately $5.3 billion in cash and approximately $2.3 billion of our common stock, subject to certain customary adjustments. Our obligation to consummate the Acquisition is subject to satisfaction or waiver, to the extent permitted under applicable law, of a number of conditions. Among other conditions, the Acquisition is subject to antitrust approvals in certain jurisdictions. The current COVID-19 global pandemic has resulted in the closure of certain U.S. and foreign governmental agencies for an extended period of time. These closures may extend antitrust filing timelines or impact our ability to form legal entities and obtain certain permits. We cannot provide any assurance that all required antitrust clearances will be obtained, and what conditions will be imposed. Even after the reopening of governmental agencies, limited staffing at those governmental agencies or other internal limitations, or limitations on Bayer's business, may negatively impact our ability to complete the Acquisition. There can be no assurance as to the cost, scope or impact of the actions that may be required, including divestiture requirements, to obtain antitrust approval. If we are required to or otherwise decide to take such actions in order to close the Acquisition, it could be detrimental to the combined organization following the consummation of the Acquisition, including with respect to the synergies which we expect from the Acquisition. For example, in January and February 2020, we signed agreements to divest Osurnia, a treatment for otitis externa in dogs, and the U.S. rights to Capstar, an oral tablet that kills fleas in dogs and cats, and Vecoxan, a treatment for coccidiosis in calves and lambs, for an aggregate of $285 million in all cash deals, with the intent to advance our efforts to secure the necessary regulatory clearances for the Acquisition. Furthermore, these actions, or the failure to effect any additional divestitures at an acceptable price or at all, could have the effect of delaying or preventing completion of the Acquisition or imposing additional costs on or limiting the revenues or cash of the combined organization following the consummation of the Acquisition.

Even if the parties receive antitrust approvals, the applicable domestic or international regulatory authorities could take action under the antitrust laws to prevent or rescind the Acquisition, require the additional divestiture of assets or seek other remedies. Additionally, state attorneys general could seek to block or challenge the Acquisition as they deem necessary or desirable in the public interest at any time, including after completion of the Acquisition. In addition, in some circumstances, a third party could initiate a private action under antitrust laws challenging or seeking to enjoin the Acquisition, before or after it is completed. We may not prevail and may incur significant costs in defending or settling any action under the antitrust laws.

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

If the Acquisition is completed, the successful integration of the Bayer animal health business and operations into those of our own and our ability to realize the expected synergies and benefits of the Transactions are subject to a number of risks and uncertainties, many of which are outside of our control. We will also be required to devote significant management attention and resources to integrating business practices, cultures and operations of each business. The risks and uncertainties relating to integrating the two businesses and realizing the anticipated cost synergies include, among other things:

•the inability to achieve the anticipated revenue, earnings, accretion and other benefits due to the impact of the COVID-19 global health pandemic;

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

Breaches of our information technology systems or improper disclosure of confidential company or personal data, or a failure to comply with privacy laws, regulations and our contractual obligations concerning data privacy or the security of certain information could have a material adverse effect on our reputation and operations.

We rely on information technology systems to process, transmit and store electronic information in our day-to-day operations, including customer, employee and company data. The secure processing, maintenance and transmission of this information is critical to our operations. In addition, the legal environment surrounding information security, storage, use, processing, transmission, maintenance, disclosure and privacy is demanding with the frequent imposition of new and changing regulatory requirements.

We are generally dependent upon our technology systems to operate our business in normal periods, but in the wake of the COVID-19 global pandemic, we are increasingly dependent on our information technology systems as our office workers, who are working remotely, rely on third-party applications to host a greater number of video conferences and teleconferences, and are processing information through our network via their home networks, which may be less secure. As such, our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data and the ability of our employees to follow our cyber security policies and protocols, including, but not limited to, the use of VPN when remotely working on company matters, and other security protocols when using various video conferencing and teleconferencing applications, especially in light of the increased use of these tools due to the COVID-19 global pandemic.

We also store certain information with third parties, including the use of cloud technologies. Our information systems and those of our third-party vendors are subjected to computer viruses or other malicious codes, unauthorized access attempts, and cyber or phishing-attacks and also are vulnerable to an increasing threat of continually evolving cybersecurity risks and external hazards, as well as improper or inadvertent staff behavior, all of which could expose confidential company and personally identifiable information, as well as technology, networks, or infrastructure. Any such breach could compromise our networks, including a breach caused by a failure by our employees, working remotely or otherwise, to use such security policies and protocols, which could result in the loss of confidential company data, or an intrusion or business interruption by hackers that are able to access the company’s network or meetings taking place via video conferencing or teleconferencing, and the information stored or in the process of being transmitted or communicated could be accessed, publicly disclosed, lost or stolen. Any such loss or misappropriation of company data or other intrusion could cause a disruption of our operations and other negative consequences, such as increased costs for security measures or remediation costs, and diversion of management attention.

Any actual or perceived access, disclosure or other loss of information or any significant breakdown, intrusion, interruption, cyber-attack or corruption of customer, employee or company data or our failure to comply with federal, state, local and foreign privacy laws or contractual obligations with customers, vendors, payment processors and other third parties, could result in legal claims or proceedings, liability under laws or contracts that protect the privacy of personal information, regulatory penalties, disruption of our operations, and damage to our reputation, all of which could materially adversely affect our business, revenue and competitive position. While we will continue to implement additional protective measures to reduce the risk of and detect cyber-incidents, cyber-attacks are becoming more sophisticated and frequent, and the techniques used in such attacks change rapidly. Our protective measures may not protect us against attacks and such attacks could have a significant impact on our business and reputation. In addition, due to a TSA with Lilly, we rely on Lilly for certain privacy, compliance, and security functions, and personnel, and may experience difficulties maintaining and implementing all policies and practices following completion of the TSA for these services.

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
2.1
Amendment No. 2 to Share and Asset Purchase Agreement, dated as of January 17, 2020, between Bayer Aktiengesellschaft and Elanco Animal Health Incorporated (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the SEC on January 17, 2020)

2.2
Annex 27 to the Share and Asset Purchase Agreement, dated as of August 20, 2019, between Bayer Aktiengesellschaft and Elanco Animal Health Incorporated (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-3 (File No. 333-235991) filed with the SEC on January 21, 2020)

4.1
Second Supplemental Indenture, dated as of January 27, 2020, between Elanco Animal Health Incorporated and Deutsche Bank Trust Company Americas, as trustee, including the form of amortizing note (incorporated by reference to Exhibit 4.4 of Current Report on Form 8-K filed with the SEC on January 27, 2020)

4.2
Purchase Contract Agreement, dated as of January 27, 2020, between Elanco Animal Health Incorporated and Deutsche Bank Trust Company Americas, as purchase contract agent, as attorney-in-fact for holders of the purchase contracts referred to therein and as trustee under the Indenture referred to therein, including the form of unit and form of purchase contract (incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K filed with the SEC on January 27, 2020)

10.1	Form of Elanco Animal Health Incorporated Restricted Stock Unit Award Agreement for executives with respect to annual awards (filed herewith)
10.2	Form of Elanco Animal Health Incorporated Performance-Based Award Agreement for executives with respect to annual awards (filed herewith).
10.3	Elanco Animal Health Incorporated Corporate Bonus Plan (filed herewith).
10.4	Form of Elanco Animal Health Incorporated Sign-On Restricted Stock Unit Award Agreement for executives (filed herewith)
31.1
Section 302 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Section 302 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101	Interactive Data Files
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ELANCO ANIMAL HEALTH INCORPORATED
(Registrant)

Date:	May 7, 2020	/s/ Jeffrey N. Simmons
Jeffrey N. Simmons
President and Chief Executive Officer
Date:	May 7, 2020	/s/ Todd S. Young
Todd S. Young
Executive Vice President, Chief Financial Officer