Form 10-Q
period 2020-06-30
Elanco Animal Health Inc
filed 2020-07-30
CIK 1739104

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
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
Yes ☐ No ☒
The number of shares of common stock outstanding as of July 27, 2020 were 398,902,384

Elanco Animal Health Incorporated
Form 10-Q
For the Quarter Ended June 30, 2020

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the federal securities laws. This quarterly report contains forward-looking statements, including, without limitation, statements concerning the impact on our business caused by the acquisition of the animal health business of Bayer Aktiengesellschaft, the coronavirus global pandemic, estimated "stand up" costs, our estimated interest expense, our industry and our operations, performance and financial condition, including in particular, statements relating to our business, growth strategies, product development efforts and future expenses.

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
•the impact of the COVID-19 global health pandemic on our ability to achieve the anticipated revenue, earnings, accretion and other benefits associated with the acquisition of the animal health business of Bayer;
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

See “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (SEC) and Item 1A, "Risk Factors," of Part II of our Quarterly Report on Form 10-Q for the period ended March 31, 2020 and Part II of this Quarterly Report on Form 10-Q, for a further description of these and other factors. Although we have attempted to identify important risk factors, there may be other risk factors not presently known to us or that we presently believe are not material that could cause actual results and developments to differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report. If any of these risks materialize, or if any of the above assumptions underlying forward-looking statements prove incorrect, actual results and developments may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report. For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this quarterly report. Any forward-looking statement made by us in this quarterly report speaks only as of the date hereof. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or to revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such, and should be viewed as historical data.

PART I. Financial Information
Item 1. Financial Statements
Elanco Animal Health Incorporated
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars and shares in millions, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$586.3	$781.6	$1,244.0	$1,512.7
Costs, expenses and other:
Cost of sales	295.9	356.0	628.6	699.8
Research and development	59.4	68.8	126.2	132.9
Marketing, selling and administrative	162.8	200.9	344.8	382.0
Amortization of intangible assets	49.0	49.3	100.6	98.3
Asset impairment, restructuring and other special charges (Note 7)	119.4	31.8	194.2	56.7
Interest expense, net of capitalized interest	24.8	20.7	41.3	41.5
Other–net, (income) expense	(47.9)	3.9	(46.8)	6.5
	663.4	731.4	1,388.9	1,417.7
Income (loss) before income taxes	(77.1)	50.2	(144.9)	95.0
Income tax (benefit) expense	(23.9)	14.3	(42.6)	27.6
Net income (loss)	$(53.2)	$35.9	$(102.3)	$67.4

Earnings (loss) per share:
Basic	$(0.13)	$0.10	$(0.25)	$0.18
Diluted	$(0.13)	$0.10	$(0.25)	$0.18
Weighted average shares outstanding:
Basic	413.2	365.7	408.5	365.7
Diluted	413.2	367.0	408.5	366.5
See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
Elanco Animal Health Incorporated
(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(53.2)	$35.9	$(102.3)	$67.4
Other comprehensive income (loss):
Unrealized loss on derivatives for cash flow hedges, net of taxes	(20.7)	—	(59.9)	—
Foreign currency translation	49.6	35.4	20.3	5.2
Defined benefit pension and retiree health benefit plans, net of taxes	(1.1)	0.2	(1.5)	2.2
Other comprehensive income (loss), net of tax	27.8	35.6	(41.1)	7.4
Comprehensive income (loss)	$(25.4)	$71.5	$(143.4)	$74.8
See notes to condensed consolidated financial statements.

Elanco Animal Health Incorporated
Condensed Consolidated Balance Sheets
(Dollars in millions)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,391.1	$334.0
Accounts receivable, net of allowances of $7.3 (2020) and $6.2 (2019)	543.9	816.9
Other receivables	72.9	73.0
Inventories (Note 8)	1,065.3	1,050.7
Prepaid expenses and other	107.4	87.4
Restricted cash (Note 17)	10.7	11.1
Total current assets	3,191.3	2,373.1
Noncurrent Assets
Goodwill	3,044.0	2,989.6
Other intangibles, net	2,432.7	2,482.8
Other noncurrent assets	283.9	185.0
Property and equipment, net of accumulated depreciation of $942.1 (2020) and $930.5 (2019)	924.1	955.3
Total assets	$9,876.0	$8,985.8
Liabilities and Equity
Current Liabilities
Accounts payable	$242.5	$222.6
Employee compensation	57.2	99.6
Sales rebates and discounts	164.0	211.0
Current portion of long-term debt (Note 10)	25.9	24.5
Other current liabilities	321.7	244.4
Payable to Lilly (Note 17)	24.1	16.4
Total current liabilities	835.4	818.5
Noncurrent Liabilities
Long-term debt (Note 10)	2,030.4	2,330.5
Accrued retirement benefits	83.9	82.5
Deferred taxes	65.5	100.8
Other noncurrent liabilities	208.9	106.6
Total liabilities	3,224.1	3,438.9
Commitments and Contingencies (Note 14)	—	—
Equity
Preferred stock, no par value, 1,000,000,000 shares authorized; none issued	—	—
Common stock, no par value, 5,000,000,000 shares authorized, 398,899,013 and 373,011,513 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	6,886.1	5,636.3
Retained earnings (accumulated deficit)	(19.4)	84.3
Accumulated other comprehensive loss	(214.8)	(173.7)
Total equity	6,651.9	5,546.9
Total liabilities and equity	$9,876.0	$8,985.8

See notes to condensed consolidated financial statements.

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Equity (Unaudited)
(Dollars and shares in millions)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Cash Flow Hedge Gain (Loss)	Foreign Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Total	Total Equity
December 31, 2018	365.6	$—	$5,403.3	$16.4	$—	$(218.2)	$(4.0)	$(222.2)	$5,197.5
Net income	—	—	—	31.5	—	—	—	—	31.5
Other comprehensive income (loss), net of tax	—	—	—	—	—	(30.2)	2.0	(28.2)	(28.2)
Separation activities(1)	—	—	(7.0)	—	—	—	—	—	(7.0)
Stock compensation	—	—	2.4	—	—	—	—	—	2.4
Issuance of stock under employee stock plans, net	0.1	—	—	—	—	—	—	—	—
March 31, 2019	365.7	—	5,398.7	47.9	—	(248.4)	(2.0)	(250.4)	5,196.2
Net income	—	—	—	35.9	—	—	—	—	35.9
Other comprehensive income, net of tax	—	—	—	—	—	35.4	0.2	35.6	35.6
Separation activities(1)	—	—	(18.4)	—	—	—	—	—	(18.4)
Stock compensation	—	—	14.3	—	—	—	—	—	14.3
Other	—	—	1.9	—	—	—	—	—	1.9
June 30, 2019	365.7	$—	$5,396.5	$83.8	$—	$(213.0)	$(1.8)	$(214.8)	$5,265.5

December 31, 2019	373.0	$—	$5,636.3	$84.3	$—	$(198.4)	$24.7	$(173.7)	$5,546.9
Net loss	—	—	—	(49.1)	—	—	—	—	(49.1)
Adoption of Accounting Standards Update 2016-13(2)	—	—	—	(1.4)	—	—	—	—	(1.4)
Other comprehensive loss, net of tax	—	—	—	—	(39.2)	(29.3)	(0.4)	(68.9)	(68.9)
Separation activities(1)	—	—	15.8	—	—	—	—	—	15.8
Stock compensation	—	—	11.1	—	—	—	—	—	11.1
Issuance of stock under employee stock plans, net	0.8	—	(12.8)	—	—	—	—	—	(12.8)
Issuance of common stock, net of issuance costs(3)	25.0	—	767.5	—	—	—	—	—	767.5
Issuance of tangible equity units, net of issuance costs(3)	—	—	452.4	—	—	—	—	—	452.4
March 31, 2020	398.8	—	6,870.3	33.8	(39.2)	(227.7)	24.3	(242.6)	6,661.5
Net loss	—	—	—	(53.2)	—	—	—	—	(53.2)
Other comprehensive income (loss), net of tax	—	—	—	—	(20.7)	49.6	(1.1)	27.8	27.8
Separation activities (1)	—	—	8.8	—	—	—	—	—	8.8
Stock compensation	—	—	8.3	—	—	—	—	—	8.3
Issuance of stock under employee stock plans, net	0.1	—	(1.0)	—	—	—	—	—	(1.0)
Other	—	—	(0.3)	—	—	—	—		(0.3)
June 30, 2020	398.9	$—	$6,886.1	$(19.4)	$(59.9)	$(178.1)	$23.2	$(214.8)	$6,651.9
(1) See Note 17: Related Party Agreements and Transactions for further discussion.
(2) See Note 4: Implementation of New Financial Accounting Pronouncements for further discussion.
(3) See Note 9: Equity for further discussion.
See notes to condensed consolidated financial statements.

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$(102.3)	$67.4
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	162.4	152.4
Change in deferred income taxes	(78.4)	40.3
Stock-based compensation expense	19.4	21.9
Asset impairment charges	3.5	4.0
Gain on sale of assets	(51.3)	—
Changes in operating assets and liabilities	205.7	(205.2)
Other non-cash operating activities, net	4.6	(22.6)
Net Cash Provided by Operating Activities	163.6	58.2
Cash Flows from Investing Activities
Net proceeds from sale (purchases) of property and equipment	19.2	(51.8)
Proceeds from settlement of net investment hedges (Note 11)	32.7	—
Purchases of software	(59.6)	(22.9)
Other investing activities, net	(1.3)	(2.8)
Net Cash Used for Investing Activities	(9.0)	(77.5)
Cash Flows from Financing Activities
Repayments of borrowings (Note 10)	(377.8)	(65.0)
Proceeds from issuance of long-term debt (Note 10)	79.2	—
Proceeds from issuance of common stock and tangible equity units (Note 9)	1,219.9	—
Debt issuance costs	(3.2)	—
Consideration paid to Lilly in connection with the Separation (Note 1)	—	(191.2)
Other net financing transactions with Lilly	—	5.0
Other financing activities, net	(14.2)	1.4
Net Cash Provided by (Used for) Financing Activities	903.9	(249.8)
Effect of exchange rate changes on cash and cash equivalents	(1.8)	(11.8)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,056.7	(280.9)
Cash, cash equivalents and restricted cash at January 1	345.1	677.5
Cash, cash equivalents and restricted cash at June 30	$1,401.8	$396.6

	June 30,
	2020	2019
Cash and cash equivalents	$1,391.1	$385.1
Restricted cash (Note 17)	10.7	11.5
Cash, cash equivalents and restricted cash at June 30	$1,401.8	$396.6
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

In addition to the agreements referenced above, we entered into several other related party transactions with Lilly before and at the time of the Separation. For additional information regarding our ongoing agreements, as well as certain activities while Lilly was a related party, see Note 17: Related Party Agreements and Transactions.

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

Note 5. Revenue

Our sales rebates and discounts are based on specific agreements and the majority relate to sales in the U.S. As of June 30, 2020 and 2019, the liability for sales rebates and discounts in the U.S. represents approximately 74% and 75%, respectively, of our total liability with the next largest country representing approximately 7% and 5%, respectively, of our total liability.

The following table summarizes the activity in the sales rebates and discounts liability in the U.S.:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$137.6	$120.0	$150.4	$118.5
Reduction of revenue	65.1	80.6	125.6	146.3
Payments	(80.7)	(68.5)	(154.0)	(132.7)
Ending balance	$122.0	$132.1	$122.0	$132.1

Adjustments to revenue recognized as a result of changes in estimates for the judgments described above during the three and six months ended June 30, 2020 and 2019 for product shipped in previous periods were not material.

Actual product returns were approximately 1.5% and less than 0.1% of net revenue for the three months ended June 30, 2020 and 2019, respectively. Actual product returns were approximately 1.6% and 0.2% of net revenue for the six months ended June 30, 2020 and 2019, respectively.

Disaggregation of Revenue

The following table summarizes our revenue disaggregated by product category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Companion Animal Disease Prevention	$176.3	$223.4	$316.6	$409.3
Companion Animal Therapeutics	78.0	83.4	143.8	164.8
Food Animal Future Protein & Health	157.9	175.8	337.9	343.0
Food Animal Ruminants & Swine	158.2	271.5	410.8	545.6
Strategic Exits(1)	15.9	27.5	34.9	50.0
Revenue	$586.3	$781.6	$1,244.0	$1,512.7
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

Contingent consideration liabilities that we previously recorded for future royalty and milestone payments in relation to the 2016 acquisition of rights to Galliprant were settled upon the closing of our acquisition of Aratana. The liabilities were valued at $84.7 million as of the acquisition date using the Monte Carlo simulation model. The resulting $7.5 million loss upon settlement was recorded in other - net, (income) expense in the consolidated and combined statement of operations for the year ended December 31, 2019.

The following table summarizes the amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Estimated Fair Value at July 18, 2019
Cash and cash equivalents	$26.4
Inventories	10.3
Acquired in-process research and development	31.9
Marketed products (1)	36.7
Other intangible assets (1)	13.2
Other assets and liabilities - net	4.1
Total identifiable net assets	122.6
Goodwill (2)	30.7
Settlement of existing contingent consideration liabilities	84.7
Total consideration transferred	$238.0
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

The accounting for this acquisition is complete. A $19.1 million measurement period adjustment was recorded to establish a deferred tax liability for the preexisting Galliprant contingent consideration liability during the three and six months ended June 30, 2020.

We issued 0.1 million shares and recorded $3.6 million of stock-based compensation expense for the vesting of Aratana equity awards that was accelerated upon the closing of the acquisition during 2019.

Had Aratana been acquired on January 1, 2018, the unaudited pro forma combined revenues and income before income taxes of Elanco and Aratana would have been $1,520.6 million and $82.3 million, respectively, for the six months ended June 30, 2019.

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

The purchase consideration included up to $16.3 million in additional cash consideration, contingent upon the achievement of specific sales milestones by December 31, 2021. We recorded a $4.7 million liability on the condensed consolidated balance sheet as of the acquisition date based on the fair value of the contingent consideration as calculated using the Monte Carlo simulation model.

A previously existing $0.7 million receivable owed from Prevtec to Elanco Animal Health UK Limited was settled upon the closing of our acquisition of Prevtec. The resulting immaterial gain upon settlement was recorded in other - net, (income) expense in the consolidated and combined statement of operations for the year ended December 31, 2019.

The following table summarizes the amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Estimated Fair Value at July 31, 2019
Cash and cash equivalents	$0.9
Property and equipment	0.5
Acquired in-process research and development	2.8
Marketed products (1)	58.9
Other intangible assets	1.1
Other assets and liabilities - net	(9.3)
Total identifiable net assets	54.9
Goodwill (2)	10.1
Total consideration transferred	$65.0
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

The accounting for this acquisition is complete. An immaterial measurement period adjustment to deferred taxes was recorded during the three and six months ended June 30, 2020.

Pending Acquisition

Bayer Animal Health Business

On August 19, 2019, we entered into a Share and Asset Purchase Agreement (Purchase Agreement) with Bayer, a German corporation, to acquire Bayer's animal health business. Bayer's animal health business is a provider of products intended to improve the health and well-being of pets and farm animals. This acquisition is expected to expand our Companion Animal product category, advancing our planned intentional portfolio mix transformation and creating a better balance between our Food Animal and Companion Animal product categories. Pursuant to the Purchase Agreement and subject to the satisfaction of certain customary closing conditions, including the absence of any law or order enjoining or otherwise prohibiting the transaction in specified jurisdictions, we will purchase Bayer’s animal health business for $5.3 billion in cash and shares of our common stock equal to approximately $2.3 billion divided by the 20-day volume-weighted average stock price as of the last day of trading before the closing of the acquisition (but subject to a 7.5% symmetrical collar centered on the volume-weighted average price for the 30 trading days ended August 6, 2019 of $33.60). The transaction is expected to close in August 2020. See Note 14: Commitments and Contingencies for discussion regarding certain commitments related to this transaction.

Divestitures

In January 2020, we signed agreements to divest the worldwide rights to Osurnia™ and the U.S. rights to Capstar™, and in February 2020, we signed an agreement to divest the worldwide rights to Vecoxan™, for an aggregate of $285 million in all cash transactions. The agreements were signed with the intent to advance our efforts to secure the necessary regulatory clearances for the pending acquisition of the Bayer animal health business. The closing of these transactions is contingent on us entering into consent decrees with certain agencies in connection with the pending acquisition as well as customary closing conditions. On July 27, 2020, we completed the sale of our remaining interest in Osurnia. Cash proceeds from the sale were approximately $141.6 million. The divestitures of Capstar and Vecoxan, along with certain other immaterial divestitures, are expected to close contemporaneously with our acquisition of Bayer's animal health business.

The related assets for all three divestitures met the assets held for sale criteria as of June 30, 2020 and the assets for the Osurnia and Capstar divestitures met the assets held for sale criteria as of December 31, 2019. No adjustments were required to record the assets at the lower of their carrying amounts or fair values less costs to sell on the condensed consolidated balance sheet. Assets and liabilities considered held for sale in connection with the divestitures were included in the respective line items on the consolidated balance sheet as follows:

	June 30, 2020	December 31, 2019
Inventories	$7.0	$10.6
Other intangibles, net	100.0	61.2
Property and equipment, net	0.2	0.2
Total assets held for sale	$107.2	$72.0

Deferred taxes	$(3.4)	$(1.4)
Total liabilities held for sale	$(3.4)	$(1.4)

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

Components of asset impairment, restructuring and other special charges are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restructuring charges:
Severance and other costs (1)	$0.6	$(1.3)	$1.0	$(0.8)
Facility exit costs	0.1	—	0.7	—

Acquisition related charges:
Transaction and integration costs (2)	111.1	33.1	187.4	53.5

Non-cash and other items:
Asset impairment (3) (4)	3.5	—	3.5	4.0
Asset write-down (5)	1.0	—	2.3	—
Gain on sale of fixed assets (6)	—	—	(3.8)	—
Settlements and other (7)	3.1	—	3.1	—

Total expense	$119.4	$31.8	$194.2	$56.7

(1)For the three and six months ended June 30, 2020, these charges primarily related to the announced 2019 program to streamline operations in Speke, England as well as the remaining costs to close the Larchwood, Iowa facility.
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
(3)Asset impairment charges for the three and six months ended June 30, 2020 related to the impairment of an in-process research and development asset resulting from a reassessment of geographic viability.
(4)Asset impairment charges for the six months ended June 30, 2019 related to an adjustment to fair value of intangible assets that were subject to product rationalization.
(5)Asset write-down expenses for the three and six months ended June 30, 2020 resulted from adjustments recorded to write assets classified as held and used down to their current fair value. These charges primarily related to fixed assets in Wusi, China in connection with the announced 2019 program to streamline operations.
(6)Represents a gain on the disposal from the sale of an R&D facility in Prince Edward Island, Canada, which was written down during the three months ended September 30, 2019 as part of the announced 2019 program to streamline operations.
(7)Charge primarily relates to a non-recurring litigation settlement for a matter that originated prior to the Separation.

The following table summarizes the activity in our reserves established in connection with restructuring activities:

	Facility exit costs	Severance	Total
Balance at December 31, 2018	$9.3	$35.1	$44.4
Charges	—	2.5	2.5
Reserve adjustments	—	(3.3)	(3.3)
Cash paid	(1.7)	(13.8)	(15.5)
Balance at June 30, 2019	$7.6	$20.5	$28.1

Balance at December 31, 2019	$5.4	$15.5	$20.9
Charges	0.7	1.7	2.4
Reserve adjustments	—	(0.7)	(0.7)
Cash paid	(1.2)	(12.6)	(13.8)
Balance at June 30, 2020	$4.9	$3.9	$8.8

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

Inventories consisted of the following:

	June 30, 2020	December 31, 2019
Finished products	$439.5	$402.9
Work in process	575.4	603.2
Raw materials and supplies	84.1	83.9
Total (approximates replacement cost)	1,099.0	1,090.0
Decrease to LIFO cost	(33.7)	(39.3)
Inventories	$1,065.3	$1,050.7

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

Note 10. Debt

Long-term debt consisted of the following:

	June 30, 2020	December 31, 2019
Term credit facility	$—	$371.4
3.912% Senior Notes due 2021	500.0	500.0
4.272% Senior Notes due 2023	750.0	750.0
4.900% Senior Notes due 2028	750.0	750.0
TEU amortizing notes	72.6	—
Other obligations	0.3	0.4
Unamortized debt issuance costs	(16.6)	(16.8)
Total debt	2,056.3	2,355.0
Less current portion of long-term debt	25.9	24.5
Total long-term debt	$2,030.4	$2,330.5
TEU Amortizing Notes

On January 22, 2020, we issued $550 million in TEUs. We offered 11 million, 5.00% TEUs at the stated amount of $50 per unit, comprised of prepaid stock purchase contracts and a senior amortizing note due February 1, 2023 (the mandatory settlement date). Total cash of $528.5 million was received, comprised of $452.4 million of prepaid stock purchase contracts and $76.1 million of senior amortizing notes, net of issuance costs. We paid $7.2 million representing partial payment of principal and interest on the TEU amortizing notes during the six months ended June 30, 2020. See Note 9: Equity for further information.

Term Loan Extinguishment

On January 31, 2020, we repaid indebtedness outstanding under our existing term loan facility. We paid $372.4 million in cash, composed of $371.4 million of principal and $1.0 million of accrued interest, resulting in a debt extinguishment loss of $0.8 million (recognized in interest expense, net of capitalized interest in the condensed consolidated statement of operations for the six months ended June 30, 2020) primarily related to the write-off of deferred debt issuance costs.

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

We intend to use the proceeds from the equity and debt activities to finance the cash portion of the pending acquisition of Bayer's animal health business and to pay related fees and expenses. As a result, we have obtained substantially all of the financing necessary to consummate the acquisition and do not currently intend to pursue any additional financing previously provided under the commitment letter obtained in August 2019 (see Note 14: Commitments and Contingencies). We expect to execute the debt agreements upon closing the acquisition of Bayer's animal health business.

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

We expect the first financial maintenance covenant for the revolving credit facility to be a requirement to maintain a certain pro forma net total leverage ratio level (which will not be subject to step-downs) as of the end of each quarter, beginning with the fiscal quarter ending September 30, 2020 (assuming the closing of the acquisition of Bayer's animal health business occurs in early August 2020). The required level of this covenant will be based on closing date pro forma net leverage and pro forma adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) equal to 65% of our pro forma adjusted EBITDA for the four fiscal quarters ending June 30, 2020 (assuming the closing of the acquisition of Bayer's animal health business occurs in early August 2020).

The second financial maintenance covenant for the revolving credit facility is expected to be a requirement to maintain a ratio of pro forma adjusted EBITDA to cash interest expense of no less than 2.00 to 1.00, tested as of the end of each fiscal quarter, beginning with the fiscal quarter ending September 30, 2020 (assuming the closing of the acquisition of Bayer's animal health business occurs in early August 2020).

Deferred financing costs of approximately $27.3 million, consisting of legal, accounting and other fees relating to our new credit facility, are capitalized within other noncurrent assets on the condensed consolidated balance sheet as of June 30, 2020. We expect to defer an additional $35.8 million in arrangement fees upon executing the debt agreements, which will be offset against the debt proceeds. Deferred financing costs will be recorded as a contra-liability and presented net against long-term debt on the condensed consolidated balance sheet at the time of issuance.

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

As of June 30, 2020 and December 31, 2019, we had $19.6 million and $18.8 million, respectively, primarily related to equity method investments included in other noncurrent assets on our condensed consolidated balance sheet.

The following table summarizes the fair value information at June 30, 2020 and December 31, 2019 for foreign exchange contract assets (liabilities), contingent consideration liabilities, net investment hedge assets (liabilities) and cash flow hedge assets (liabilities) measured at fair value on a recurring basis in the respective balance sheet line items, as well as long-term debt (including TEU amortizing notes) for which fair value is disclosed on a recurring basis:

		Fair Value Measurements Using
Financial statement line item	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2020
Prepaid expenses and other - foreign exchange contracts not designated as hedging instruments	$14.6	$—	$14.6	$—	$14.6
Other current liabilities - foreign exchange contracts not designated as hedging instruments	(17.1)	—	(17.1)	—	(17.1)
Other noncurrent liabilities - contingent consideration	(2.6)	—	—	(2.6)	(2.6)
Other noncurrent liabilities - forward-starting interest rate contracts designated as cash flow hedges	(77.3)	—	(77.3)	—	(77.3)
Long-term debt - senior notes	(2,000.0)	—	(2,137.0)	—	(2,137.0)
TEU amortizing note (1)	(72.6)	—	(72.6)	—	(72.6)
December 31, 2019
Prepaid expenses and other - foreign exchange contracts not designated as hedging instruments	$0.8	$—	$0.8	$—	$0.8
Other current liabilities - foreign exchange contracts not designated as hedging instruments	(1.1)	—	(1.1)	—	(1.1)
Other noncurrent liabilities - contingent consideration	(4.7)	—	—	(4.7)	(4.7)
Other noncurrent assets - cross currency interest rate contracts designated as net investment hedges	2.3	—	2.3	—	2.3
Long-term debt - senior notes	(2,000.0)	—	(2,120.6)	—	(2,120.6)
Long-term debt - term credit facility (1)	(371.4)	—	(371.4)	—	(371.4)

(1)We consider the carrying value to be representative of its fair value.

We determine our Level 2 fair value measurements based on a market approach using quoted market values or significant other observable inputs for identical or comparable assets or liabilities.

Contingent consideration liabilities as of June 30, 2020 and December 31, 2019 related to contingent consideration associated with the acquisitions of Aratana and Prevtec during 2019. For Aratana, we will pay up to $12 million in contingent value rights that are dependent on the achievement of a specified milestone as outlined in the merger agreement. For Prevtec, based on the terms of the purchase agreement, we will pay up to $16.3 million contingent upon the achievement of specific Coliprotec sales milestones by December 31, 2021. The fair value of both contingent consideration liabilities was estimated using the Monte Carlo simulation model and Level 3 inputs including historical revenue, discount rate, asset volatility, and revenue volatility. During the three months ended June 30, 2020, primarily as a result of a decrease in forecasted revenues related to Coliprotec, we decreased the fair value of the contingent consideration liability associated with the Prevtec acquisition by $2.1 million, and recognized the gain in other – net, (income) expense in the condensed consolidated statement of operations. See Note 6: Acquisitions and Divestitures for further discussion.

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

Derivatives Not Designated as Hedges

We may enter into foreign exchange forward or option contracts to reduce the effect of fluctuating currency exchange rates. These derivative financial instruments primarily offset exposures in the British pound, Canadian dollar, Euro, Japanese yen and Swiss franc (CHF). Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures and are recorded at fair value with the gain or loss recognized in other – net, (income) expense in the condensed consolidated income statement. Forward contracts generally have maturities not exceeding 12 months. At June 30, 2020 and December 31, 2019, we had outstanding foreign exchange contracts with aggregate notional amounts of $910.3 million and $861.2 million, respectively.

The amount of net gain/(loss) on derivative instruments not designated as hedging instruments, recorded in other - net, (income) expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Foreign exchange forward contracts (1)	$(6.3)	$6.7	$21.7	$(1.3)

(1)These amounts were substantially offset in other – net, (income) expense by the effect of changing exchange rates on the underlying foreign currency exposures.

Derivatives Designated as Hedges

In October 2018, as a means of mitigating the impact of currency fluctuations on our operations in Switzerland, we entered into a five-year cross-currency fixed interest rate swap with a 750 million CHF notional amount, which was designated as a net investment hedge (NIH) against CHF denominated assets (the fair value of which was estimated based on quoted market values of similar hedges and was classified as Level 2). During the six months ended June 30, 2020, we fully liquidated our cross currency interest rate swaps for a cash benefit of $35.1 million (including $2.4 million in interest). Notwithstanding settlement, gains and losses within accumulated other comprehensive loss will remain in accumulated other comprehensive loss until either the sale or substantial liquidation of the hedged subsidiary.

Gains on the NIH, recognized within interest expense, net of capitalized interest, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cross-currency interest rate swap contracts	$0.1	$6.1	$6.2	$12.2

Over the life of the derivative, gains or losses due to spot rate fluctuations were recorded in cumulative translation adjustment in other comprehensive income. The amounts of net gains on interest rate swap contracts, recorded, net of tax, in accumulated other comprehensive income/(loss), are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cross-currency interest rate swap contracts	$0.7	$6.8	$24.0	$5.4

Separately, in March 2020, as a means of mitigating variability in cash flows associated with the anticipated term loan B issuance, we executed forward-starting interest rate swaps with a $4.05 billion notional amount, which are designated as cash flow hedges and have settlement dates ranging between 2022 and 2025. These instruments effectively convert floating-rate debt to fixed-rate debt. The cash flow hedges are recorded at fair value on our condensed consolidated balance sheet, while changes in the fair value of the hedge are recognized in other comprehensive income. Fair value is estimated based on quoted market values of similar hedges and is classified as Level 2. Amounts recorded in accumulated other comprehensive loss will be recognized in earnings in interest expense, net of capitalized interest when the hedged transaction affects earnings (i.e., when interest payments are accrued on the term loan B). During the three and six months ended June 30, 2020, we recorded a loss of $20.7 million (net of tax benefit of $6.0 million) and $59.9 million (net of tax benefit of $17.4 million), respectively, on the cash flow hedges in other comprehensive loss. Over the next 12 months we expect to reclassify $21.0 million from accumulated other comprehensive loss to interest expense, net of capitalized interest due to the amortization of net losses on the interest rate swaps.

Note 12. Leases

Australia Sale-Leaseback

On June 26, 2020, our wholly-owned subsidiary, Elanco Australasia PTY LTD, sold land and an R&D facility located in New South Wales, Australia, for aggregate proceeds of $55.1 million, and leased the property back for an initial term of 15 years through a sale-leaseback transaction. Under the terms of the purchase and sale agreement, we determined that control of the assets was relinquished to the buyer-lessor. Therefore, we recognized a pre-tax gain on the sale of $45.6 million in other - net, (income) expense in the condensed consolidated statement of operations during the three months ended June 30, 2020. Operating lease right-of-use assets and liabilities include the present value of $27.8 million for the associated lease payments, which are presented in other noncurrent assets and other noncurrent liabilities and other current liabilities on the condensed consolidated balance sheet as of June 30, 2020.

Note 13. Income Taxes

Provision for Taxes on Income	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income tax (benefit) expense	$(23.9)	$14.3	$(42.6)	$27.6
Effective tax rate	30.9%	28.5%	29.4%	29.0%

Our income taxes for the three and six months ended June 30, 2020 and 2019, respectively, reflect the results on a stand-alone basis independent of Lilly, except for the period during which we were included in a combined tax return until full separation. In the jurisdictions in which we were included in a combined tax return, our income taxes were determined based on the tax matters agreement between us and Lilly. Prior to the Separation, the income tax expense included in these financial statements has been calculated using the separate return basis as if Elanco filed separate tax returns.

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

For the three and six months ended June 30, 2020, we recognized an income tax benefit of $23.9 million and $42.6 million, respectively. For the three and six months ended June 30, 2020, our effective tax rate of 30.9% and 29.4%, respectively, differs from the statutory income tax rate primarily due to changes in the expected geographical mix of profits and the impact of U.S. tax on non-U.S. earnings as a result of U.S. tax reform.

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

Note 14. Commitments and Contingencies

Legal matters

On May 20, 2020, a shareholder class action lawsuit captioned Hunter v. Elanco Animal Health Inc., et al. was filed in the United States District Court for the Southern District of Indiana (the Court) against Elanco, Jeffrey Simmons and Todd Young. The lawsuit alleges, in part, that Elanco and certain of its executives made materially false and/or misleading statements and/or failed to disclose certain facts about Elanco’s supply chain, inventory, revenue and projections. The lawsuit seeks unspecified monetary damages and purports to represent purchasers of Elanco securities between January 10, 2020 and May 6, 2020. The Court is currently considering lead plaintiff motions. We believe the claims made in the case are meritless, and we intend to vigorously defend our position. The process of resolving these matters is inherently uncertain and may develop over an extended period of time; therefore, at this time, the ultimate resolution cannot be predicted.

We are party to various other legal actions in the normal course of business. In determining whether a pending matter is significant for financial reporting and disclosure purposes, we consider both quantitative and qualitative factors in order to assess materiality. We accrue for certain liability claims to the extent that we can formulate a reasonable estimate of their costs and there is a reasonable probability of incurring significant costs or expenses. As of June 30, 2020 and December 31, 2019, we had no material liabilities established related to litigation as there were no significant claims which were probable and estimable. We have not historically had any significant litigation expense and are not currently subject to a significant claim other than the lawsuit noted above.

Bayer Animal Health acquisition fees

In connection with our pending acquisition of the animal health business of Bayer as discussed in Note 6: Acquisitions and Divestitures, in August 2019, we entered into a commitment letter that provides for financing consisting of up to $750 million in a revolving facility, $3.0 billion in a term facility and $2.75 billion in a senior secured bridge facility. In connection with the financing commitment letter, we will incur fixed commitment fees of $40.4 million that will become due and payable upon the closing of the pending acquisition or the termination of the Purchase Agreement with Bayer. In addition, we expect to incur approximately $22.5 million in advisory fees that are contingent upon closing the pending acquisition. These fees have not been recorded on the condensed consolidated balance sheet as of June 30, 2020. As a result of the financing secured for the acquisition through the equity and debt activity during the first quarter of 2020, we no longer intend to use the full financing pursuant to the commitment letter. See Note 9: Equity and Note 10: Debt for more information.

Note 15. Geographic Information

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

We have a single customer that accounted for 10.4% and 12.5% of revenue for the three months ended June 30, 2020 and 2019, respectively, and for 12.1% and 12.2% of revenue for the six months ended June 30, 2020 and 2019, respectively. The product sales resulted in accounts receivable with this customer of $50.0 million and $90.5 million as of June 30, 2020 and December 31, 2019, respectively.

We are exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates.

Selected geographic area information was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue—to unaffiliated customers (1)
United States	$248.1	$395.0	$548.0	$778.9
International	338.2	386.6	696.0	733.8
Revenue	$586.3	$781.6	$1,244.0	$1,512.7

	June 30, 2020	December 31, 2019
Long-lived assets (2)
United States	$737.5	$709.8
United Kingdom	186.9	192.6
Other foreign countries	262.4	244.7
Long-lived assets	$1,186.8	$1,147.1
(1)Revenue is attributed to the countries based on the location of the customer.
(2)Long-lived assets consist of property and equipment, net, and certain noncurrent assets, including right-of-use assets.

Note 16. Earnings Per Share

Basic Earnings Per Share

We compute basic earnings (loss) per share by dividing net earnings (loss) available to common shareholders by the actual weighted average number of common shares outstanding for the reporting period. For the three and six months ended June 30, 2020, weighted average number of common shares outstanding used to calculate basic earnings per share includes the impact of approximately 25.0 million shares and 14.3 million shares, respectively, relating to the common stock issued in connection with the January 2020 common stock offering and the shares of common stock issuable at the minimum settlement rate under the TEU prepaid stock purchase contracts. See Note 9: Equity for further discussion.

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

Weighted average diluted shares outstanding included common stock equivalents of 1.3 million and 0.8 million for the three and six months ended June 30, 2019, respectively.
Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and as such, these shares are not included in the calculation of diluted earnings per share. During the three and six months ended June 30, 2020, we reported a net loss. Therefore, dilutive common shares are not assumed to have been issued since their effect is anti-dilutive. As a result, basic and diluted weighted average shares are the same, causing diluted net loss per share to be equivalent to basic net loss per share.

For the three and six months ended June 30, 2019, approximately 0.1 million shares of potential common shares were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

Note 17. Related Party Agreements and Transactions

Transactions with Lilly Subsequent to Separation and Related to the Separation

Amounts due from/(due to) Lilly in connection with the Separation and agreed upon services were as follows:

	June 30, 2020	December 31, 2019
TSA	$(10.9)	$10.5
Other activities	(2.5)	(15.8)
Local country asset purchases	(10.7)	(11.1)
Total payable to Lilly	$(24.1)	$(16.4)

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

Other Activities

We continue to share certain services and back office functions with Lilly, which in certain instances result in Lilly paying costs for Elanco (e.g., utilities, local country operating costs, etc.) that are then passed through to Elanco for reimbursement. These amounts are included in cash flows from operating activities in our consolidated statements of cash flows. In addition, we operate through a single treasury settlement process and prior to the local country asset purchases (as described below) continued to transact through Lilly's processes in certain instances. As a result of these activities, there were certain amounts of financing that occurred between Lilly and Elanco during the six months ended June 30, 2019 and 2020. These amounts are included in cash flows from financing activities in our condensed consolidated statements of cash flows.

Local Country Asset Purchases

The legal transfer of certain of our net assets did not occur prior to the Separation due to certain regulatory requirements in each of these countries. The related assets, liabilities, and results of operations have been reported in our condensed consolidated financial statements, as we are responsible for the business activities conducted by Lilly on our behalf and are subject to the risks and entitled to the benefits generated by these operations and assets under the terms of the MSA. We held restricted cash, and the associated payable to Lilly, at the date of Separation to fund the acquisition of these assets. As of June 30, 2020, the majority of these assets have been legally acquired and the remainder are expected to be purchased during 2020. Restricted cash and Payable to Lilly of $10.7 million are recorded on the condensed consolidated balance sheet for the remainder of the assets expected to be purchased by the end of 2020.

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

Overview

Founded in 1954 as part of Eli Lilly and Company (Lilly), Elanco is a premier animal health company that innovates, develops, manufactures and markets products for companion and food animals. Headquartered in Greenfield, Indiana, we are the fourth largest animal health company in the world, with revenue of $3,071.0 million for the year ended December 31, 2019. Globally, we are #1 in medicinal feed additives, #2 in poultry, and #3 in other pharmaceuticals, which are mainly companion animal therapeutics, measured by 2019 revenue, according to Vetnosis.

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
A summary of our 2020 revenue and net income compared with the same period in 2019 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$586.3	$781.6	$1,244.0	$1,512.7
Net income (loss)	(53.2)	35.9	(102.3)	67.4

Increases or decreases in inventory levels at our channel distributors can positively or negatively impact our quarterly and annual revenue results, leading to variations in quarterly revenues. This can be a result of various factors, such as end customer demand, new customer contracts, heightened and generic competition, the need for certain inventory levels, our ability to renew distribution contracts with expected terms, our ability to implement commercial strategies, regulatory restrictions, unexpected customer behavior, proactive measures taken by us in response to shifting market dynamics, payment terms we extend, which are subject to internal policies, and procedures and environmental factors beyond our control, including weather conditions and the COVID-19 global pandemic.

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

•one in three people needing improved nutrition;
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

Factors Affecting Our Results of Operations

COVID-19 Pandemic

The outbreak of COVID-19 originating in Wuhan, China, in December 2019 has since rapidly increased its exposure globally. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. We continue to monitor the global outbreak of COVID-19 and are working with our customers, employees, suppliers and other stakeholders to mitigate the risks posed by its spread. The COVID-19 pandemic is affecting the economy in the United States and globally, and has had an effect on the operations of our company, vendors and suppliers, and supply of and demand for our products as follows:

Operations

As a result of the COVID-19 pandemic, governmental authorities have implemented and are continuing to implement numerous and constantly evolving measures to try to contain the virus, such as travel bans and restrictions, limits on gatherings, quarantines, shelter-in-place orders, site closures and business shutdowns. These measures have affected the ability of our employees, vendors, and suppliers to perform their respective responsibilities and obligations relative to the conduct of our business. We have important manufacturing operations worldwide that have been impacted by the outbreak. Measures requiring business shutdowns generally exclude certain essential services, and those essential services commonly include critical infrastructure and the businesses that support that critical infrastructure. Because the animal health industry has been designated an essential business, our manufacturing and research facilities remain operational, while our employees in other company functions are primarily working remotely. These measures have impacted and may further impact our workforce and operations, as well as those of our customers, vendors and suppliers.

Supply

In the second quarter, we have not experienced any significant impacts or interruptions to our supply chain as a result of the COVID-19 pandemic. However, as the pandemic continues, we may face supply chain disruptions due to operational difficulties experienced by our suppliers in light of government-ordered restrictions and shelter-in-place mandates. Although we regularly monitor the financial health of companies in our supply chain, the financial hardship on our suppliers caused by the COVID-19 pandemic could cause a disruption in our ability to obtain raw materials or components required to manufacture our products, adversely affecting our operations. Freight processes relating to the shipment of our finished goods have been disrupted and have resulted in higher shipping costs, which has negatively impacted our profitability.

Demand

The COVID-19 pandemic has adversely impacted global economic conditions. In particular, the COVID-19 pandemic has created near-term uncertainty for our channel distribution partners with respect to end customer demand and working capital. Based on these factors, in addition to a shift in tactics for demand generation with our distributors, in the first and second quarters of 2020, we reduced the amount of inventory held in the channel. We anticipate that decreases in end customer demand may impact our companion animal business, primarily in clinically administered pharmaceutical products such as vaccines, and in international markets, as social distancing guidelines have decreased veterinary visits, reduced veterinary practice revenue and increased working capital considerations for all parties in the value chain. In our food animal business, demand has been negatively impacted by processing plant closures, a backlog of animals ready for processing and pressured producer economics, as well as an effort by dairy farmers to decrease milk production, which could impact demand for a number of our food animal products. While the impact is most significant for the U.S. livestock industry, the pressure has occurred globally and across species. We anticipate that decreases in demand as compared to prior year will continue to occur, particularly in the food animal business, throughout the rest of the year.

Our third party distributors may face difficulties maintaining operations and normal liquidity in light of government-mandated restrictions. Due to liquidity and working capital pressure caused by the COVID-19 pandemic, our distributors are managing inventory more tightly. In response to this along with a shift in tactics for demand generation with our distributors, we reduced channel inventory levels during the first half of 2020 as we tighten our approach across all facets of our distributor relationships. These actions have allowed us to improve working capital management, implement new compensation structures with our distributors and enable greater control of overall stock levels. We continue to monitor the impacts on our customers' liquidity and therefore our ability to collect on our accounts receivable. While our allowance on these receivables factors in expected credit losses, continued disruption and declines in the global economy could result in difficulties in our ability to collect, which we have not experienced on a material basis at this time. If significant issues with collections occur, material increases in our allowance for doubtful accounts may be required.

Product Development and New Product Launches

A key element of our targeted value creation strategy is to drive growth through portfolio development and product innovation, primarily in our three targeted growth categories of CA Disease Prevention, CA Therapeutics and FA Future Protein & Health. Since 2015, we have launched or acquired 14 new products, including the additions of Entyce™, Nocita™ and Tanovea™ in 2019 through acquisition and business development activities. Revenue from these products contributed $215.2 million to revenue for the six months ended June 30, 2020. We continue to pursue the development of new chemical and biological molecules through our approach to innovation. Our future growth and success depends on both our pipeline of new products, including new products that we may develop through joint ventures and products that we are able to obtain through license or acquisition, including the acquisition of Bayer's animal health business, and the expansion of the use of our existing products. We believe we are an industry leader in animal health R&D, with a track record of product innovation, business development and commercialization.

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

Foreign Exchange Rates

Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 90 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. During the six months ended June 30, 2020 and 2019, approximately 49% and 42%, respectively, of our revenue was denominated in foreign currencies. As we operate in multiple foreign currencies, including the Euro, British pound, Swiss franc, Brazilian real, Australian dollar, Japanese yen, Canadian dollar, Chinese yuan, and other currencies, changes in those currencies relative to the U.S. dollar impact our revenue, cost of sales and expenses, and consequently, net income. These fluctuations may also affect the ability to buy and sell our products between markets impacted by significant exchange rate variances. Currency movements decreased revenue by 2% during the six months ended June 30, 2020. Currency movements had limited impact on revenue during the six months ended June 30, 2019.

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

In connection with the IPO, we incurred $2.5 billion of long-term borrowings. We have estimated interest expense of approximately $99 million on an annual basis based on our borrowings as of June 30, 2020.

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

Asset Impairment, Restructuring and Other Special Charges

Our results have been impacted by asset impairment, restructuring and other special charges, including integration of acquired businesses, during the three and six months ended June 30, 2020 and 2019. These charges primarily include severance costs resulting from actions taken to reduce our cost structure, asset impairment charges related to product rationalization and site closures, and charges and costs related to our integration efforts as a result of our acquired businesses and the pending acquisition of Bayer's animal health business, external costs directly related to acquiring businesses, including expenses for banking, legal, accounting, and other similar services, and costs to stand our organization up to be an independent company.

For more information on these charges, see Note 7: Asset Impairment, Restructuring and Other Special Charges in our condensed consolidated financial statements.

Results of Operations

The following discussion and analysis of our results of operations should be read along with our condensed consolidated financial statements and the notes thereto.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Revenue	$586.3	$781.6	(25)%	$1,244.0	$1,512.7	(18)%
Costs, expenses and other:
Cost of sales	295.9	356.0	(17)%	628.6	699.8	(10)%
% of revenue	50%	46%	4%	51%	46%	5%
Research and development	59.4	68.8	(14)%	126.2	132.9	(5)%
% of revenue	10%	9%	1%	10%	9%	1%
Marketing, selling and administrative	162.8	200.9	(19)%	344.8	382.0	(10)%
% of revenue	28%	26%	2%	28%	25%	3%
Amortization of intangible assets	49.0	49.3	(1)%	100.6	98.3	2%
% of revenue	8%	6%	2%	8%	6%	2%
Asset impairment, restructuring and other special charges	119.4	31.8	275%	194.2	56.7	243%
Interest expense, net of capitalized interest	24.8	20.7	20%	41.3	41.5	—%
Other - net, (income) expense	(47.9)	3.9	NM	(46.8)	6.5	NM
Income (loss) before income taxes	(77.1)	50.2	NM	(144.9)	95.0	NM
% of revenue	(13)%	6%	(19)%	(12)%	6%	(18)%
Income tax (benefit) expense	(23.9)	14.3	(267)%	(42.6)	27.6	(254)%
Net income (loss)	$(53.2)	$35.9	NM	$(102.3)	$67.4	NM
Certain amounts and percentages may reflect rounding adjustments.
NM - Not meaningful

Revenue

On a global basis, our revenue within our product categories was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
CA Disease Prevention	$176.3	$223.4	(21)%	$316.6	$409.3	(23)%
CA Therapeutics	78.0	83.4	(6)%	143.8	164.8	(13)%
FA Future Protein & Health	157.9	175.8	(10)%	337.9	343.0	(1)%
FA Ruminants & Swine	158.2	271.5	(42)%	410.8	545.6	(25)%
Subtotal	570.4	754.1	(24)%	1,209.1	1,462.7	(17)%
Strategic Exits(1)	15.9	27.5	(42)%	34.9	50.0	(30)%
Total	$586.3	$781.6	(25)%	$1,244.0	$1,512.7	(18)%
(1) Represents revenue from business activities we have either exited or made a strategic decision to exit.

Total revenue

Three months ended June 30, 2020 vs. three months ended June 30, 2019

Total revenue decreased $195.3 million or 25%, reflecting a 25% decrease in volume and a 2% unfavorable impact from foreign exchange rates, partially offset by a 2% increase in price.

In summary, the total revenue decrease was due primarily to:

•a decrease in revenue of $45.2 million or 20% from CA Disease Prevention products, excluding the impact of foreign exchange rates;
•a decrease in revenue of $4.4 million or 5% from CA Therapeutics products, excluding the impact of foreign exchange rates;
•a decrease in revenue of $11.0 million or 6% from FA Future Protein & Health products, excluding the impact of foreign exchange rates;
•a decrease in revenue of $107.9 million or 40% from FA Ruminants & Swine products, excluding the impact of foreign exchange rates;
•a decrease in revenue of $11.0 million or 40% from Strategic Exits, excluding the impact of foreign exchange rates; and
•a decrease in revenue of $15.8 million due to the negative impact of foreign exchange rates.

The detailed change in revenue by product category was as follows:

•CA Disease Prevention revenue decreased by $47.1 million or 21% for the quarter, driven by decreased volume across all products and to a significantly lesser extent an unfavorable impact from foreign exchange rates, partially offset by an increase in price. The volume decline was the result of actions taken across brands to reduce channel inventory levels as well as decreased demand in veterinary products as a result of the COVID-19 pandemic, primarily in U.S. vaccines and international markets. Underlying end user demand for newer generation parasiticide products grew during the quarter as compared to the prior year.
•CA Therapeutics revenue decreased by $5.4 million or 6% for the quarter, driven by decreased volume and to a lesser extent an unfavorable impact from foreign exchange rates, partially offset by an increase in price. The volume decline was the result of actions taken across brands to reduce channel inventory levels as well as decreased demand in veterinary products as a result of the COVID-19 pandemic, primarily in veterinarian-administered products and international markets, offset by continued growth of Galliprant globally and in alternative channels, as well as the inclusion of sales for Entyce and Nocita from the acquisition of Aratana in the third quarter of 2019.

•FA Future Protein & Health revenue decreased by $17.9 million or 10% for the quarter, driven by decreased volume and to a lesser extent an unfavorable impact from foreign exchange rates, partially offset by an increase in price. The volume decline was driven by lower demand due to impacts of the COVID-19 pandemic on global protein markets and the subsequent impact of anticipatory buying that occurred in the first quarter of 2020 by direct customers in international export markets, partially offset by continued growth in our aqua portfolio.
•FA Ruminants & Swine revenue decreased by $113.3 million or 42% for the quarter, driven by decreased volume and to a significantly lesser extent an unfavorable impact from foreign exchange rates, partially offset by an increase in price. The volume decrease was driven by lower demand due to the impact of the COVID-19 pandemic on global protein markets, primarily Optaflexx, the subsequent impact of anticipatory buying by direct customers in international export markets, and actions taken across brands to reduce channel inventory levels, primarily for Rumensin. Additionally, volume was impacted by generic competition for Rumensin and trade pressure affecting Paylean™. These decreases were partially offset by increased demand in China's swine market as a result of favorable producer economics and positive efforts to repopulate herds impacted by African Swine Fever in 2019.
•Strategic Exits revenue decreased by $11.6 million to $15.9 million and represented 3% of total revenue.

Six months ended June 30, 2020 vs. six months ended June 30, 2019

Total revenue decreased $268.7 million or 18%, reflecting a 18% decrease in volume and a 2% unfavorable impact from foreign exchange rates, partially offset by a 2% increase in price.

In summary, the total revenue decrease was due primarily to:

•a decrease in revenue of $89.5 million or 22% from CA Disease Prevention products, excluding the impact of foreign exchange rates;
•a decrease in revenue of $19.1 million or 12% from CA Therapeutics products, excluding the impact of foreign exchange rates;
•a decrease in revenue of $126.8 million or 23% from FA Ruminants & Swine products, excluding the impact of foreign exchange rates;
•a decrease in revenue of $14.0 million or 28% from Strategic Exits, excluding the impact of foreign exchange rates; and
•a decrease in revenue of $25.2 million due to the negative impact of foreign exchange rates.

partially offset by:
•an increase in revenue of $5.9 million or 2% from FA Future Protein & Health products, excluding the impact of foreign exchange rates.

The detailed change in revenue by product category was as follows:

•CA Disease Prevention revenue decreased by $92.7 million or 23%, driven by decreased volume and to a significantly lesser extent an unfavorable impact from foreign exchange rates, partially offset by an increase in price. The volume decline was the result of actions taken across brands to reduce channel inventory levels and decreased demand in veterinary products as a result of the COVID-19 pandemic, primarily in U.S. vaccines and international markets. Underlying end user demand for our newer generation parasiticide products grew during the year. These decreases were partially offset by an increase in direct sales, particularly in alternative channels outside vet clinics.
•CA Therapeutics revenue decreased by $21.0 million or 13%, driven by decreased volume and to a lesser extent an unfavorable impact from foreign exchange rates, partially offset by an increase in price. The volume decline was the result of actions taken across brands to reduce channel inventory levels and decreased demand in veterinary products as a result of the COVID-19 pandemic, primarily in veterinarian-administered products and international markets, partially offset by the inclusion of sales for Entyce and Nocita from the acquisition of Aratana in the third quarter of 2019.

•FA Future Protein & Health revenue decreased by $5.1 million or 1%, driven primarily by an unfavorable impact from foreign exchange rates and to a lesser extent volume, partially offset by an increase in price. The volume decline was driven by decreased demand due to impacts of the COVID-19 pandemic on global protein markets, partially offset by continued growth in our aqua and poultry vaccine portfolios.

•FA Ruminants & Swine revenue decreased by $134.8 million or 25%, driven by decreased volume and to a significantly lesser extent an unfavorable impact from foreign exchange rates. The volume decrease was driven by decreased demand due to the impact of the COVID-19 pandemic on global protein markets, primarily Optaflexx, and actions taken across brands to reduce channel inventory levels, primarily for Rumensin. Additionally, volume was impacted by generic competition for Rumensin and trade pressure affecting Paylean. These decreases were partially offset by increased demand in China's swine market as a result of favorable producer economics and positive efforts to repopulate herds impacted by African Swine Fever in 2019.

•Strategic Exits revenue decreased by $15.1 million to $34.9 million and represented 3% of total revenue.

Costs and Expenses and Other

Cost of sales

Three months ended June 30, 2020 vs. three months ended June 30, 2019

Cost of sales decreased $60.1 million primarily due to manufacturing productivity improvements and decreased revenue.

Cost of sales as a percent of revenues increased to 50.5% from 45.5%, primarily due to unfavorable product and geographic mix and unfavorable leverage of fixed manufacturing costs across a lower revenue base, partially offset by continued improvements in manufacturing productivity and increases in price.

Six months ended June 30, 2020 vs. six months ended June 30, 2019

Cost of sales decreased $71.2 million due primarily to manufacturing productivity improvements and decreased revenue.

Cost of sales as a percent of revenues increased to 50.5% from 46.3%, primarily due to unfavorable product and geographic mix, unfavorable leverage of fixed manufacturing costs across a lower revenue base, partially offset by continued improvements in manufacturing productivity and increases in price.

Research and development

Three months ended June 30, 2020 vs. three months ended June 30, 2019

R&D expenses decreased $9.4 million, primarily due to strong expense management, adjustments to variable pay, and delayed project spending.

Six months ended June 30, 2020 vs. six months ended June 30, 2019

R&D expenses decreased 6.7 million, primarily due to strong expense management, adjustments to variable pay, and delayed project spending.

Marketing, selling and administrative

Three months ended June 30, 2020 vs. three months ended June 30, 2019

Marketing, selling and administrative expenses decreased $38.1 million, due to disciplined cost management across the business as we have moved primarily to virtual operations due to the COVID-19 pandemic, adjustments to variable pay, and delayed project spending.

Six months ended June 30, 2020 vs. six months ended June 30, 2019

Marketing, selling and administrative expenses decreased $37.2 million, due to disciplined cost management across the business as we have moved primarily to virtual operations due to the COVID-19 pandemic, adjustments to variable pay, and delayed project spending, partially offset by additional costs from acquired businesses in 2019, including Aratana and Prevtec.

Amortization of intangible assets

Three months ended June 30, 2020 vs. three months ended June 30, 2019

Amortization of intangible assets decreased $0.3 million, primarily due to an adjustment to amortization recorded on assets classified as held for sale, partially offset by the addition of amortization of intangible assets recorded from the acquisitions of Aratana and Prevtec during 2019.

Six months ended June 30, 2020 vs. six months ended June 30, 2019

Amortization of intangible assets increased $2.3 million, primarily due to the addition of amortization of intangible assets recorded from the acquisitions of Aratana and Prevtec during 2019.

Asset impairment, restructuring and other special charges

For additional information regarding our asset impairment, restructuring and other special charges, see Note 7: Asset Impairment, Restructuring and Other Special Charges to our condensed consolidated financial statements.

Three months ended June 30, 2020 vs. three months ended June 30, 2019

Asset impairment, restructuring and other special charges increased $87.6 million to $119.4 million from $31.8 million, primarily due to higher transaction costs directly related to business acquisitions, including the pending acquisition of the animal health business of Bayer, higher integration costs of acquisitions, and costs associated with the implementation of new systems, programs, and processes due to the Separation from Lilly and in anticipation of the acquisition of the animal health business of Bayer, as more fully described in Note 7.

Six months ended June 30, 2020 vs. six months ended June 30, 2019

Asset impairment, restructuring and other special charges increased $137.5 million to $194.2 million from $56.7 million, primarily due to higher transaction costs directly related to business acquisitions, including the pending acquisition of the animal health business of Bayer, higher integration costs of acquisitions, and costs associated with the implementation of new systems, programs, and processes due to the Separation from Lilly and in anticipation of the acquisition of the animal health business of Bayer, as more fully described in Note 7.

Interest expense, net of capitalized interest

Three months ended June 30, 2020 vs. three months ended June 30, 2019

Interest expense, net of capitalized interest, increased $4.1 million from $20.7 million to $24.8 million, primarily as a result of offsetting gains from the net investment hedge recorded in the second quarter of 2019 that did not recur in the second quarter of 2020 due to its liquidation.

Six months ended June 30, 2020 vs. six months ended June 30, 2019

Interest expense, net of capitalized interest, decreased $0.2 million from $41.5 million to $41.3 million, primarily as a result of the repayment of indebtedness outstanding under our existing term loan facility during the first quarter of 2020.

Other - net, (income) expense

Three months ended June 30, 2020 vs. three months ended June 30, 2019

Other - net, (income) expense changed by $51.8 million from expense of $3.9 million to income of $47.9 million, primarily as a result of the gain on the sale of land and buildings in New South Wales, Australia. See Note 12: Leases for further discussion.

Six months ended June 30, 2020 vs. six months ended June 30, 2019

Other - net, (income) expense changed by $53.3 million from expense of $6.5 million to income of $46.8 million, primarily as a result of a gain on the sale of land and buildings in New South Wales, Australia. See Note 12: Leases for further discussion.

Income tax expense

Three months ended June 30, 2020 vs. three months ended June 30, 2019

Income tax expense decreased $38.2 million, primarily due to lower pre-tax earnings driven mainly by a decrease in revenue and increased acquisition and integration costs. See Note 13: Income Taxes to our condensed consolidated financial statements.

Six months ended June 30, 2020 vs. six months ended June 30, 2019

Income tax expense decreased $70.2 million, primarily due to lower pre-tax earnings driven mainly by a decrease in revenue and increased acquisition and integration costs. See Note 13: Income Taxes to our condensed consolidated financial statements.

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

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented:

	Six Months Ended June 30,		$
Net cash provided by (used for):	2020	2019	Change
Operating activities	$163.6	$58.2	$105.4
Investing activities	(9.0)	(77.5)	68.5
Financing activities	903.9	(249.8)	1,153.7
Effect of exchange-rate changes on cash and cash equivalents	(1.8)	(11.8)	10.0
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,056.7	$(280.9)	$1,337.6

Operating activities

Our cash provided by operating activities increased by $105.4 million, from $58.2 million for the six months ended June 30, 2019 to $163.6 million for the six months ended June 30, 2020. The increase in operating cash flows was primarily attributable to decreases in accounts receivable and increases in accounts payable and other current liabilities, partially offset by increases in inventory and prepaid expenses and a decrease in net income, adjusted for non-cash items. The COVID-19 global health pandemic and related economic downturn led to an increase in customer accounts receivable that were past due at the end of the first quarter of 2020; however, customer collections improved in the second quarter and payment terms decreased. We have extended our payment terms in the past in certain customer situations and while we do not intend to extend payment terms in the future, we may need to implement this practice in the future as a result of the COVID-19 global health pandemic, competitive pressures and the need for certain inventory levels at our channel distributors to avoid supply disruptions. Extensions of customer payment terms could result in additional uses of our cash flow.

Investing activities

Our cash used for investing activities decreased by $68.5 million, to $9.0 million for the six months ended June 30, 2020 compared to $77.5 million for the six months ended June 30, 2019. The change was primarily driven by net proceeds from the sale of property and equipment of $19.2 million in 2020 (mostly related to the Australia land and facility sale) as compared to net purchases of property and equipment of $51.8 million in 2019, partially offset by an increase in purchases of software from 2019 to 2020.

Financing activities

Our cash provided by financing activities was $903.9 million for the six months ended June 30, 2020 as compared to cash used for financing activities of $249.8 million for the six months ended June 30, 2019. Cash provided by financing activities during the six months ended June 30, 2020 reflects proceeds from issuances of common stock and TEUs during the period, partially offset by the repayment of indebtedness outstanding under our existing term loan facility. Cash used for financing activities during the six months ended June 30, 2019, reflected the impact of $186.2 million of net cash consideration to Lilly in connection with local country asset purchases and other financing activities related to the Separation.

Description of Indebtedness

For a complete description of our outstanding debt as of June 30, 2020 and December 31, 2019, see Note 10: Debt to our condensed consolidated financial statements.

Off Balance Sheet Arrangements

In connection with our pending acquisition of the animal health business of Bayer as discussed in Note 6: Acquisitions and Divestitures, in August 2019, we entered into a commitment letter that provides for financing consisting of up to $750 million in a revolving facility, $3.0 billion in a term facility, and $2.75 billion in a senior secured bridge facility. In connection with the financing commitment letter, we will incur fixed commitment fees of $40.4 million that will become due and payable upon the closing of the pending acquisition or the termination of the Purchase Agreement with Bayer. In addition, we expect to incur approximately $22.5 million in advisory fees that are contingent upon closing the pending acquisition. These fees have not been recorded on the consolidated balance sheet as of June 30, 2020. As a result of the financing secured for the acquisition through the equity and debt activity during the first quarter of 2020, we no longer intend to use the full financing pursuant to the commitment letter. See Note 9: Equity and Note 10: Debt for more information.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There are certain of our accounting policies that are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in Item 7, "Management's Discussion & Analysis of Results of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes in the application of our critical accounting policies during the six months ended June 30, 2020.

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

We estimate that a hypothetical 10% adverse movement in all foreign currency exchange rates related to the translation of the results of our foreign operations would decrease our net income by approximately $2.4 million for the six months ended June 30, 2020.

Interest Risk

Upon extinguishment of our borrowings under the Term Credit Facility in the first quarter of 2020, our current outstanding debt balances are fixed-rate debt. While changes in interest rates currently have no impact on the interest we pay on fixed-rate debt, borrowings under our new term loan facility will be exposed to interest rate fluctuations based on LIBOR. As of June 30, 2020, we held certain interest rate swap agreements with a notional value of $4.05 billion that will have the economic effect of modifying the variable-interest obligations associated with the new Term Loan Facility, so that a portion of the variable-rate interest payable becomes fixed. During the six months ended June 30, 2020, we recorded a loss of $59.9 million, net of taxes on these interest rate swaps in other comprehensive loss. The loss is primarily attributable to market conditions resulting from the COVID-19 pandemic and the resulting cut to interest rates by the U.S. Federal Reserve in the first quarter of 2020. See Note 11: Financial Instruments and Fair Value for further information.

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

Our management, with the participation of Jeffrey N. Simmons, president and chief executive officer, and Todd S. Young, executive vice president and chief financial officer, evaluated our disclosure controls and procedures as of June 30, 2020. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective.

(b)Changes in Internal Controls. During the second quarter of 2020, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

See Note 14: Commitments and Contingencies to our condensed consolidated financial statements for a summary of our legal proceedings.

Item 1A. Risk Factors

Other than the revisions set forth below, there have been no material changes from the risk factors disclosed in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019.

We have identified the following additional risk factor which has been updated from the version presented in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020:

The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our business, our future results of operations and our overall financial performance.

The outbreak of COVID-19 originating in Wuhan, China, in December 2019, has since rapidly increased its exposure globally. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. The pandemic has impacted and may further impact the United States and the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates and interest rates. Due to the speed with which the situation is developing, the global breadth of its spread and the range of governmental and community reactions thereto, there is uncertainty around its duration, ultimate impact and the timing of recovery. Therefore, the pandemic could lead to an extended disruption of economic activity and the impact on our consolidated results of operations, financial position and cash flows could be material.

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

Our customers, and therefore our business and revenues, are sensitive to negative changes in economic conditions. As a result, we have experienced declines in revenue in 2020, including in our companion animal business as social distancing guidelines have decreased veterinary visits and have reduced veterinary practice spending. In addition, there have been a number of shutdowns of processing plants as a result of COVID-19 outbreaks within their operations, and there could be more of these shutdowns, which, in turn, have led and may lead to a further decrease in demand for our customers’ livestock. Such shutdowns could not only lead to a decrease in demand for our products, but could also significantly impact their ability to pay for our products. In addition, an effort by dairy farmers to decrease milk production could negatively impact demand for Rumensin. We expect the negative impacts of the COVID-19 pandemic on our revenue will continue until conditions relating to the overall impact of COVID-19 on all aspects of the economy and life in general improve.

The impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. Additionally, our suppliers and third party distributors may face difficulties maintaining operations and normal liquidity in light of government-mandated restrictions. Further, the resulting global economic downturn may negatively impact the ability of certain of our customers to make payments on a timely basis, adversely impacting our cash flows from operations. While our liquidity has not been significantly impacted by delayed collections thus far, we do not yet know the full extent of the impact of the COVID-19 pandemic and its resulting economic impact, which could have a material adverse effect on our liquidity, capital resources, operations and business.

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

The following risk factors have changed from the risk factors that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019:

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

If the Acquisition is completed, the successful integration of the Bayer animal health business and operations into those of our own and our ability to realize the expected synergies and benefits of the Transaction is subject to a number of risks and uncertainties, many of which are outside of our control. We will also be required to devote significant management attention and resources to integrating business practices, cultures and operations of each business. The risks and uncertainties relating to integrating the two businesses and realizing the anticipated cost synergies include, among other things:

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
2.1
Amendment No. 3 to Share and Asset Purchase Agreement, dated as of June 15, 2020, between Bayer Aktiengesellschaft and Elanco Animal Health Incorporated (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the SEC on June 18, 2020)

31.1
Section 302 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Section 302 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

ELANCO ANIMAL HEALTH INCORPORATED
(Registrant)

Date:	July 30, 2020	/s/ Jeffrey N. Simmons
Jeffrey N. Simmons
President and Chief Executive Officer
Date:	July 30, 2020	/s/ Todd S. Young
Todd S. Young
Executive Vice President, Chief Financial Officer