Form 10-Q
period 2020-09-30
Elanco Animal Health Inc
filed 2020-11-06
CIK 1739104

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
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
Yes ☐ No ☒
The number of shares of common stock outstanding as of November 2, 2020 were 471,915,051

Elanco Animal Health Incorporated
Form 10-Q
For the Quarter Ended September 30, 2020

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the federal securities laws. This quarterly report contains forward-looking statements, including, without limitation, statements concerning the impact on our business caused by the integration of the animal health business of Bayer Aktiengesellschaft (Bayer), expected synergies and cost savings, product launches, reduction of debt, independent company stand-up costs and timing, expectations relating to sustainability commitments, the coronavirus (COVID-19) global pandemic, 2020 fourth quarter outlook, our expected compliance with debt covenants, our industry and our operations, performance and financial condition, and including in particular, statements relating to our business, growth strategies, distribution strategies, product development efforts and future expenses.

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
•changes in regulatory restrictions on the use of antibiotics in farm animals;
•the impact on our operations, the supply chain, customer demand, and our liquidity as a result of the COVID-19 global health pandemic;
•our ability to implement our business strategies or achieve targeted cost efficiencies and gross margin improvements;
•an outbreak of infectious disease carried by food animals;
•the success of our research and development (R&D) and licensing efforts;
•our ability to successfully integrate the businesses we acquire, including the animal health business of Bayer (Bayer Animal Health);
•the impact of the COVID-19 global health pandemic on our ability to achieve the anticipated revenue, earnings, accretion and other benefits associated with the acquisition of Bayer Animal Health;
•misuse, off-label or counterfeiting use of our products;
•unanticipated safety, quality or efficacy concerns associated with our products;
•the impact of weather conditions and the availability of natural resources;
•disruption in our supply chain due to manufacturing issues experienced by our contract manufacturers;
•consolidation of our customers and distributors;
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

See “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (SEC) and Item 1A, "Risk Factors," of Part II of our Quarterly Report on Form 10-Q for the periods ended June 30, 2020 and March 31, 2020 and Part II of this Quarterly Report on Form 10-Q, for a further description of these and other factors. Although we have attempted to identify important risk factors, there may be other risk factors not presently known to us or that we presently believe are not material that could cause actual results and developments to differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report. If any of these risks materialize, or if any of the above assumptions underlying forward-looking statements prove incorrect, actual results and developments may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report. For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this quarterly report. Any forward-looking statement made by us in this quarterly report speaks only as of the date hereof. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or to revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such, and should be viewed as historical data.

PART I. Financial Information
Item 1. Financial Statements
Elanco Animal Health Incorporated
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars and shares in millions, except per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$889.6	$771.3	$2,133.6	$2,284.0
Costs, expenses and other:
Cost of sales	441.8	360.4	1,070.4	1,060.2
Research and development	88.1	69.9	214.3	202.8
Marketing, selling and administrative	277.7	192.3	622.5	574.3
Amortization of intangible assets	95.6	50.7	196.2	149.0
Asset impairment, restructuring and other special charges (Note 7)	262.2	77.2	456.4	133.9
Interest expense, net of capitalized interest (Note 10)	48.1	18.7	89.4	60.2
Other–net, (income) expense	(114.9)	14.6	(161.7)	21.1
	1,098.6	783.8	2,487.5	2,201.5
Income (loss) before income taxes	(209.0)	(12.5)	(353.9)	82.5
Income tax (benefit) expense	(74.0)	(22.5)	(116.6)	5.1
Net income (loss)	$(135.0)	$10.0	$(237.3)	$77.4

Earnings (loss) per share:
Basic	$(0.29)	$0.03	$(0.56)	$0.21
Diluted	$(0.29)	$0.03	$(0.56)	$0.21
Weighted average shares outstanding:
Basic	462.4	371.6	426.5	367.7
Diluted	462.4	373.2	426.5	368.7
See notes to condensed consolidated financial statements.

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(135.0)	$10.0	$(237.3)	$77.4
Other comprehensive income (loss):
Unrealized loss on derivatives for cash flow hedges, net of taxes	(7.5)	—	(67.4)	—
Foreign currency translation	101.2	(58.9)	121.5	(53.7)
Defined benefit pension and retiree health benefit plans, net of taxes	(0.7)	21.2	(2.2)	23.4
Other comprehensive income (loss), net of tax	93.0	(37.7)	51.9	(30.3)
Comprehensive income (loss)	$(42.0)	$(27.7)	$(185.4)	$47.1
See notes to condensed consolidated financial statements.

Elanco Animal Health Incorporated
Condensed Consolidated Balance Sheets
(Dollars in millions)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$659.9	$334.0
Accounts receivable, net of allowances of $8.8 (2020) and $6.2 (2019)	762.3	816.9
Other receivables	70.8	73.0
Inventories (Note 8)	1,597.1	1,050.7
Prepaid expenses and other	180.6	87.4
Restricted cash (Note 17)	10.7	11.1
Total current assets	3,281.4	2,373.1
Noncurrent Assets
Goodwill (Note 6)	6,434.7	2,989.6
Other intangibles, net (Note 6)	5,785.6	2,482.8
Other noncurrent assets	492.8	185.0
Property and equipment, net of accumulated depreciation of $982.7 (2020) and $930.5 (2019)	1,242.5	955.3
Total assets	$17,237.0	$8,985.8
Liabilities and Equity
Current Liabilities
Accounts payable	$355.9	$222.6
Employee compensation	139.9	99.6
Sales rebates and discounts	278.6	211.0
Current portion of long-term debt (Note 10)	553.6	24.5
Other current liabilities	531.9	244.4
Payable to Lilly (Note 17)	11.3	16.4
Total current liabilities	1,871.2	818.5
Noncurrent Liabilities
Long-term debt (Note 10)	5,586.5	2,330.5
Accrued retirement benefits	299.1	82.5
Deferred taxes	823.1	100.8
Other noncurrent liabilities	312.9	106.6
Total liabilities	8,892.8	3,438.9
Commitments and Contingencies (Note 14)	—	—
Equity
Preferred stock, no par value, 1,000,000,000 shares authorized; none issued	—	—
Common stock, no par value, 5,000,000,000 shares authorized, 471,879,904 and 373,011,513 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	8,620.4	5,636.3
Retained earnings (accumulated deficit)	(154.4)	84.3
Accumulated other comprehensive loss	(121.8)	(173.7)
Total equity	8,344.2	5,546.9
Total liabilities and equity	$17,237.0	$8,985.8

See notes to condensed consolidated financial statements.

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Equity (Unaudited)
(Dollars and shares in millions)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Cash Flow Hedge Gain (Loss)	Foreign Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Total	Total Equity
December 31, 2018	365.6	$—	$5,403.3	$16.4	$—	$(218.2)	$(4.0)	$(222.2)	$5,197.5
Net income	—	—	—	31.5	—	—	—	—	31.5
Other comprehensive income (loss), net of tax	—	—	—	—	—	(30.2)	2.0	(28.2)	(28.2)
Separation activities(1)	—	—	(7.0)	—	—	—	—	—	(7.0)
Stock compensation	—	—	2.4	—	—	—	—	—	2.4
Issuance of stock under employee stock plans, net	0.1	—	—	—	—	—	—	—	—
March 31, 2019	365.7	—	5,398.7	47.9	—	(248.4)	(2.0)	(250.4)	5,196.2
Net income	—	—	—	35.9	—	—	—	—	35.9
Other comprehensive income, net of tax	—	—	—	—	—	35.4	0.2	35.6	35.6
Separation activities(1)	—	—	(18.4)	—	—	—	—	—	(18.4)
Stock compensation	—	—	14.3	—	—	—	—	—	14.3
Other	—	—	1.9	—	—	—	—	—	1.9
June 30, 2019	365.7	—	5,396.5	83.8	—	(213.0)	(1.8)	(214.8)	5,265.5
Net income	—	—	—	10.0	—	—	—	—	10.0
Other comprehensive income (loss), net of tax	—	—	—	—	—	(58.9)	21.2	(37.7)	(37.7)
Separation activities(1)	—	—	(3.0)	—	—	—	—	—	(3.0)
Stock compensation	—	—	11.3	—	—	—	—	—	11.3
Issuances of stock in connection with Aratana acquisition:(2)
Issuance to Aratana shareholders for acquisition	7.2	—	238.0	—	—	—	—	—	238.0
Accelerated vesting of equity awards	0.1	—	3.6	—	—	—	—	—	3.6
September 30, 2019	373.0	$—	$5,646.4	$93.8	$—	$(271.9)	$19.4	$(252.5)	$5,487.7

(1) See Note 17: Related Party Agreements and Transactions for further discussion.
(2) See Note 6: Acquisitions and Divestitures for further discussion.

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Equity (Unaudited), Continued
(Dollars and shares in millions)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Cash Flow Hedge Gain (Loss)	Foreign Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Total	Total Equity
December 31, 2019	373.0	$—	$5,636.3	$84.3	$—	$(198.4)	$24.7	$(173.7)	$5,546.9
Net loss	—	—	—	(49.1)	—	—	—	—	(49.1)
Adoption of Accounting Standards Update 2016-13(1)	—	—	—	(1.4)	—	—	—	—	(1.4)
Other comprehensive loss, net of tax	—	—	—	—	(39.2)	(29.3)	(0.4)	(68.9)	(68.9)
Separation activities(2)	—	—	15.8	—	—	—	—	—	15.8
Stock compensation	—	—	11.1	—	—	—	—	—	11.1
Issuance of stock under employee stock plans, net	0.8	—	(12.8)	—	—	—	—	—	(12.8)
Issuance of common stock, net of issuance costs(3)	25.0	—	767.5	—	—	—	—	—	767.5
Issuance of tangible equity units, net of issuance costs(3)	—	—	452.4	—	—	—	—	—	452.4
March 31, 2020	398.8	—	6,870.3	33.8	(39.2)	(227.7)	24.3	(242.6)	6,661.5
Net loss	—	—	—	(53.2)	—	—	—	—	(53.2)
Other comprehensive income (loss), net of tax	—	—	—	—	(20.7)	49.6	(1.1)	27.8	27.8
Separation activities (2)	—	—	8.8	—	—	—	—	—	8.8
Stock compensation	—	—	8.3	—	—	—	—	—	8.3
Issuance of stock under employee stock plans, net	0.1	—	(1.0)	—	—	—	—	—	(1.0)
Other	—	—	(0.3)	—	—	—	—		(0.3)
June 30, 2020	398.9	—	6,886.1	(19.4)	(59.9)	(178.1)	23.2	(214.8)	6,651.9
Net loss	—	—	—	(135.0)	—	—	—	—	(135.0)
Other comprehensive income (loss), net of tax	—	—	—	—	(7.5)	101.2	(0.7)	93.0	93.0
Stock compensation	—	—	11.7	—	—	—	—	—	11.7
Issuance of stock under employee stock plans, net	0.1	—	(0.2)	—	—	—	—	—	(0.2)
Issuance of stock to Bayer for acquisition, net of issuance costs (4)	72.9	—	1,722.8	—	—	—	—	—	1,722.8
September 30, 2020	471.9	$—	$8,620.4	$(154.4)	$(67.4)	$(76.9)	$22.5	$(121.8)	$8,344.2
(1) See Note 4: Implementation of New Financial Accounting Pronouncements for further discussion.
(2) See Note 17: Related Party Agreements and Transactions for further discussion.
(3) See Note 9: Equity for further discussion.
(4) See Note 6: Acquisitions and Divestitures for further discussion.

See notes to condensed consolidated financial statements.

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$(237.3)	$77.4
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	294.7	231.1
Change in deferred income taxes	(159.8)	14.9
Stock-based compensation expense	31.1	36.7
Asset impairment charges	4.7	24.7
Gain on sale of assets	(51.3)	—
Gain on divestitures (Note 6)	(169.7)	—
Changes in operating assets and liabilities, net of acquisitions	290.9	(267.0)
Other non-cash operating activities, net	48.6	(20.0)
Net Cash Provided by Operating Activities	51.9	97.8
Cash Flows from Investing Activities
Net proceeds from sale (purchases) of property and equipment	(16.2)	(49.8)
Cash paid for acquisitions, net of cash acquired (Note 6)	(5,001.3)	(32.8)
Proceeds from settlement of net investment hedges (Note 11)	32.7	—
Divestiture proceeds (Note 6)	434.7	—
Purchases of software	(147.8)	(36.2)
Other investing activities, net	(8.0)	(41.7)
Net Cash Used for Investing Activities	(4,705.9)	(160.5)
Cash Flows from Financing Activities
Repayments of borrowings (Note 10)	(684.2)	(115.0)
Proceeds from issuance of long-term debt (Note 10)	4,554.2	—
Proceeds from issuance of common stock and tangible equity units (Note 9)	1,219.9	—
Debt issuance costs	(102.5)	—
Consideration paid to Lilly in connection with the Separation (Note 1)	—	(191.6)
Other net financing transactions with Lilly	—	6.3
Other financing activities, net	(15.2)	1.7
Net Cash Provided by (Used for) Financing Activities	4,972.2	(298.6)
Effect of exchange rate changes on cash and cash equivalents	7.3	4.1
Net increase (decrease) in cash, cash equivalents and restricted cash	325.5	(357.2)
Cash, cash equivalents and restricted cash at January 1	345.1	677.5
Cash, cash equivalents and restricted cash at September 30	$670.6	$320.3

	September 30,
	2020	2019
Cash and cash equivalents	$659.9	$309.2
Restricted cash (Note 17)	10.7	11.1
Cash, cash equivalents and restricted cash at September 30	$670.6	$320.3
See notes to condensed consolidated financial statements.

Elanco Animal Health Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Tables present dollars in millions, except per-share data)

Note 1. Nature of Business and Organization

Nature of Business

Elanco Animal Health Incorporated (Elanco Parent) and its subsidiaries (collectively, Elanco, the Company, we, us or our) was formed as a wholly-owned subsidiary of Eli Lilly and Company (Lilly). Elanco is a global animal health company that innovates, develops, manufactures and markets products for pets and farm animals. We offer a diverse portfolio of approximately 190 brands to veterinarians and farm animal producers in more than 90 countries.

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

On August 1, 2020, we completed the previously announced acquisition of Bayer Animal Health, for payment of $5.2 billion in cash, subject to customary post-closing adjustments, and approximately 72.9 million shares of Elanco common stock. See Note 6: Acquisitions and Divestitures for additional information.

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

The significant accounting policies set forth in Note 4 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019 appropriately represent, in all material respects, the current status of our accounting policies, except as it relates to the adoption of the standards that were effective January 1, 2020 as described in Note 4: Implementation of New Financial Accounting Pronouncements.

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
	This guidance aligns the requirements for capitalizing implementation costs incurred in a cloud-based hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.	We implemented the guidance on a prospective basis. The adoption did not have a significant impact on the consolidated financial statements.

The following table provides a brief description of accounting standards applicable to us that have not yet been adopted:

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
Accounting Standards Update 2019-12, Simplifying the Accounting for Income Taxes	The amendments in this update include simplifications related to accounting for income taxes including removing certain exceptions related to the approach for intraperiod tax allocation and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.	This standard is effective January 1, 2021, with early adoption permitted. We intend to adopt this standard on that date.	We are currently evaluating the effect of this standard on our consolidated financial statements.
Accounting Standards Update 2020-04, Reference rate reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting	This update provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.	This standard was effective as of March 12, 2020 through December 31, 2022 and adoption is permitted at any time during the period on a prospective basis.	We are currently in the process of evaluating the impact of the London Interbank Offered Rate (LIBOR) on our existing contracts, but do not expect that this update will have a material impact on our consolidated financial statements.

Note 5. Revenue

Our sales rebates are based on specific agreements and the majority relate to sales in the U.S. As of September 30, 2020 and 2019, the liability for sales rebates in the U.S. represents approximately 54% and 71%, respectively, of our total liability with the next largest country representing approximately 12% and 6%, respectively, of our total liability.

The following table summarizes the activity in the sales rebates liability in the U.S.:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$122.0	$132.1	$150.4	$118.5
Bayer Animal Health at acquisition	20.8	—	20.8	—
Reduction of revenue	86.4	75.9	212.0	222.2
Payments	(78.6)	(78.9)	(232.6)	(211.6)
Ending balance	$150.6	$129.1	$150.6	$129.1

Adjustments to revenue recognized as a result of changes in estimates for the judgments described above during the three and nine months ended September 30, 2020 and 2019 for product shipped in previous periods were not material.

Product returns in the U.S. were approximately 0.1% and less than 0.1% of net revenue for the three months ended September 30, 2020 and 2019, respectively and approximately 1.2% and 0.1% of net revenue for the nine months ended September 30, 2020 and 2019, respectively.

Disaggregation of Revenue

The following table summarizes our revenue disaggregated by product category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Pet Health Disease Prevention	$297.0	$207.6	$613.6	$616.9
Pet Health Therapeutics	103.3	87.6	247.1	252.4
Farm Animal Future Protein & Health	180.9	191.5	518.8	534.5
Farm Animal Ruminants & Swine	292.3	266.2	703.1	811.8
Contract Manufacturing (1)	16.1	18.4	51.0	68.4
Revenue	$889.6	$771.3	$2,133.6	$2,284.0
(1)Represents revenue from arrangements in which we act as a contract manufacturer, including supply agreements associated with divestitures of products related to the acquisition of Bayer Animal Health. This category was previously called Strategic Exits.

Note 6. Acquisitions and Divestitures

During 2020, we completed the acquisition of Bayer Animal Health. During 2019, we completed the acquisitions of all outstanding shares of Aratana Therapeutics, Inc. (Aratana) and Prevtec Microbia Inc. (Prevtec). These transactions were accounted for as business combinations under the acquisition method of accounting. The acquisition method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The determination of estimated fair value requires management to make significant estimates and assumptions. The excess of the purchase price over the fair value of the acquired net assets, where applicable, has been recorded as goodwill. The results of operations of these acquisitions are included in our condensed consolidated financial statements from the dates of acquisition.

Bayer Animal Health Acquisition

On August 1, 2020, we completed our previously announced acquisition of Bayer Animal Health in a cash and stock transaction. Bayer Animal Health is a provider of products intended to improve the health and well-being of pets and farm animals. The acquisition expands our pet health product category, advancing our planned portfolio mix transformation and creating a better balance between our farm animal and pet health product categories. Our existing product portfolio and pipeline are enhanced by the addition of Bayer Animal Health, which complements our commercial operations and international infrastructure while expanding our direct to retailer/e-commerce presence.

Total consideration transferred to Bayer and its subsidiaries for the acquisition is summarized as follows:

Cash consideration	$5,170.1
Fair value of Elanco common stock (1)	1,723.7
Fair value of total consideration transferred (2)	$6,893.8

(1)Represents the acquisition date fair value of 72.9 million shares of Elanco common stock at $23.64 per share. Per the terms of the stock and asset purchase agreement, the number of shares was based on approximately $2.3 billion divided by the 20-day volume-weighted average stock price as of the last day of trading before the closing of the acquisition (but subject to a 7.5% symmetrical collar centered on the baseline share number of approximately $2.3 billion divided by an initial share price of $33.60).
(2)The purchase price is preliminary and subject to working capital and customary purchase price adjustments.

We recognized transaction costs related to the acquisition of Bayer Animal Health of $90.7 million and $17.4 million for the three months ended September 30, 2020 and 2019, respectively, and $212.3 million and $21.4 million for the nine months ended September 30, 2020 and 2019, respectively. These costs were associated with legal and professional services related to the acquisition and are reflected within asset impairment, restructuring and other special charges in our condensed consolidated statements of operations.

The amount of revenues attributable to Bayer Animal Health included in our condensed consolidated statements of operations since the date of acquisition for the three and nine months ended September 30, 2020 is $195.6 million. Based on our current operational structure, we did not record standalone costs for Bayer Animal Health after the date of the acquisition. As a result, we are unable to accurately determine earnings or loss attributable to Bayer Animal Health since the date of acquisition.

The valuation of assets acquired and liabilities assumed has not yet been finalized as of September 30, 2020. The purchase price allocation is preliminary and subject to change, including the valuation of inventories, property and equipment, intangible assets, income taxes and goodwill, among other items. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Estimated Fair Value at August 1, 2020
Cash and cash equivalents	$168.8
Accounts receivable	9.7
Inventories	513.9
Prepaid expenses and other current assets	57.9
Property and equipment	299.6
Intangible assets:
Acquired in-process research and development	240.0
Marketed products	3,220.0
Assets held for sale	146.9
Accounts payable and accrued liabilities	(172.8)
Accrued retirement benefits	(209.6)
Other noncurrent assets and liabilities - net	(707.9)
Total identifiable net assets	3,566.5
Goodwill	3,327.3
Total consideration transferred	$6,893.8

Inventories comprised of $359.6 million, $28.2 million, $126.1 million in finished products, work in process, and raw materials, respectively. The preliminary estimate of fair value of finished products was determined based on net realizable value adjusted for the costs to complete the sales process, a reasonable profit allowance from the sales process, and estimated holding costs. The preliminary estimate of fair value of work in process was determined based on net realizable value adjusted for costs to complete the manufacturing process, costs of the sales process, a reasonable profit allowance for the remaining manufacturing and sales process effort, and an estimate of holding costs. The fair value of raw materials was determined to approximate book value. The fair value step-up adjustment to inventories of $166.8 million is being amortized to cost of sales when the inventory is sold to customers, which is expected to be within less than one year from the acquisition date.

Property and equipment is mostly composed of land, buildings, equipment (including machinery, furniture and fixtures, and computer equipment), and construction in progress. The fair value of property and equipment was determined to approximate net book value at the time of the acquisition based on the information currently available and pending finalization of our fair value assessment.

Intangible assets relate to $240.0 million of in-process research and development (IPR&D) and $3,220.0 million of marketed products. The acquired definite-lived intangible assets are being amortized over a weighted-average estimated useful life of approximately 12 years on a straight-line basis. The estimated fair values of identifiable intangible assets were determined using the "income approach," which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for each asset or product (including revenues, cost of sales, R&D expenses, marketing, selling and administrative expenses, and contributory asset charges), the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, the potential regulatory and commercial success risk, and competitive trends impacting the asset and each cash flow stream, as well as other factors. The fair value of intangible assets as of September 30, 2020 is based on preliminary assumptions which are subject to change as we complete our valuation procedures.

Assets held for sale include $135.0 million of marketed products rights, $7.3 million of IPR&D and $4.6 million of inventory related to the divestitures of Drontal™, Profender™ and other products. See the Divestitures section below for more information.

Accrued retirement benefits primarily relate to certain Bayer Animal Health international subsidiaries that have underfunded defined benefit pension plans. We have recorded the fair value of these plans using assumptions and accounting policies similar to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. Upon acquisition, the excess of projected benefit obligation over the plan assets was recognized as a liability and previously existing deferred actuarial gains and losses and unrecognized service costs or benefits were eliminated. The resulting incremental net pension expense from the acquired plans was immaterial for the three months ended September 30, 2020.

The goodwill recognized from this acquisition represents the value of additional growth platforms and an expanded revenue base as well as anticipated operational synergies and cost savings from the creation of a single combined global organization. The majority of goodwill associated with this acquisition is not deductible for tax purposes.

The following table summarizes the changes in the carrying amount of goodwill during the period:

Balance as of December 31, 2019	$2,989.6
Aratana measurement period adjustments	19.9
Additions related to the Bayer Animal Health acquisition	3,327.3
Foreign currency translation adjustments	97.9
Balance as of September 30, 2020	$6,434.7

Goodwill is reviewed for impairment at least annually and when certain impairment indicators are present. As of September 30, 2020, there were no goodwill impairment losses.

Pro forma financial information (unaudited)

The following table presents the estimated unaudited pro forma combined results of Elanco, Bayer Animal Health and Aratana for the three and nine months ended September 30, 2020 and 2019 as if the acquisitions had occurred on January 1, 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$1,072.6	$1,111.2	$3,318.3	$3,553.7
Loss before income taxes	(222.8)	(144.0)	(382.1)	(29.2)

The supplemental pro forma financial information has been prepared using the acquisition method of accounting and is based on the historical financial information of Elanco, Bayer Animal Health and Aratana. The supplemental pro forma financial information does not necessarily represent what the combined companies' revenue or results of operations would have been had the acquisitions been completed on January 1, 2019, nor is it intended to be a projection of future operating results of the combined company. It also does not reflect any operating efficiencies or potential cost savings that might be achieved from synergies of combining Elanco, Bayer Animal Health and Aratana.

The unaudited supplemental pro forma financial information reflects primarily pro forma adjustments related to divestitures, fair value estimates for intangibles and inventory, and interest expense and amortization of debt issuance costs for the debt issuance to finance the acquisition of Bayer Animal Health. The unaudited supplemental pro forma financial information includes transaction charges associated with the acquisition. There are no material, nonrecurring pro forma adjustments directly attributable to the acquisition included in the reported pro forma revenue and loss before income taxes.

Divestitures

In order to secure the necessary regulatory clearances for the acquisition of Bayer Animal Health, we signed agreements to divest the rights to manufacture and commercialize certain products. The following table summarizes the financial impact of the material divestitures completed during the third quarter of 2020, the pre-tax gains and losses on which are included in other - net, (income) expense in the condensed consolidated statement of operations.

	Three and Nine Months Ended September 30, 2020
	Gross Cash Proceeds	Pre-tax Gain
Osurnia™	$140.5	$93.1
Vecoxan™	55.1	37.1
Capstar™	95.9	25.5
Drontal and Profender™	140.6	—
Other immaterial divestitures	2.6	0.7
Total (1)	$434.7	$156.4
(1) Pre-tax gain is net of transaction costs of $13.3 million.

We determined that the disposal of the related net assets does not qualify for reporting as a discontinued operation because it does not represent a strategic shift that has or will have a major effect on our operations and financial results.

Elanco product divestitures

In January 2020, we signed agreements to divest the worldwide rights to Osurnia and the U.S. rights to Capstar, and in February 2020, we signed an agreement to divest the worldwide rights to Vecoxan. The carrying value of the divested assets consisted of $114.1 million of marketed product rights and $7.9 million of inventory. In July 2020, we completed these sales, along with certain other immaterial divestitures. The transactions were accounted for as asset divestitures.

Bayer Animal Health product divestitures

To allow the Bayer Animal Health acquisition to close on a timely basis, we signed agreements to divest the rights to the Drontal and Profender product families within the United Kingdom and European Economic Area as well as other IPR&D. We completed the transactions, which were accounted for as asset divestitures, on August 3, 2020. Drontal, Profender, and the IPR&D were acquired as part of the Bayer Animal Health acquisition. The related assets were classified as held for sale on the balance sheet as of the acquisition date and measured at fair value at the time of the acquisition; therefore, no gains were recognized on the sales. A loss of $7.3 million was recorded on the sale of IPR&D as recognition of the potential income from the divestiture was constrained by revenue accounting standards. The estimated fair value of the divested assets consisted of $135.0 million of marketed product rights, $7.3 million of IPR&D, and $3.6 million of inventory.

There are additional marketed and pipeline products that we are required to dispose of in order to comply with regulatory requirements. These divestitures are not expected to have a material effect on our operations, cash flows or financial position.

Assets Held For Sale

The related assets for the Osurnia and Capstar divestitures met the assets held for sale criteria as of December 31, 2019. No adjustments were required to record the assets at the lower of their carrying amounts or fair values less costs to sell on the consolidated balance sheet. Assets and liabilities considered held for sale in connection with the divestitures were included in the respective line items on the consolidated balance sheet as follows:

December 31, 2019
Inventories	$10.6
Other intangibles, net	61.2
Property and equipment, net	0.2
Total assets held for sale	$72.0

Deferred taxes	$(1.4)
Total liabilities held for sale	$(1.4)

Other intangibles, net classified as held for sale primarily consisted of marketed products.

2019 Acquisitions

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

The accounting for this acquisition is complete. A $19.1 million measurement period adjustment was recorded to establish a deferred tax liability for the preexisting Galliprant contingent consideration liability during the nine months ended September 30, 2020.

We issued 0.1 million shares and recorded $3.6 million of stock-based compensation expense for the vesting of Aratana equity awards that was accelerated upon the closing of the acquisition during 2019.

Prevtec Microbia Inc.

On July 31, 2019, we acquired Prevtec in a cash transaction for approximately $60.3 million, inclusive of certain post-closing adjustments. Prevtec is a Canadian biotechnology company specializing in the development of vaccines intended to help prevent bacterial diseases in farm animals. The acquisition allows us to expand on our previous distribution arrangement for Coliprotec™ and is consistent with our efforts to explore innovative antibiotic alternatives.

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

The accounting for this acquisition is complete. An immaterial measurement period adjustment to deferred taxes was recorded during the nine months ended September 30, 2020.

Note 7. Asset Impairment, Restructuring and Other Special Charges

In recent years, we have incurred substantial costs associated with restructuring programs and cost-reduction initiatives designed to achieve a flexible and competitive cost structure. Restructuring activities primarily include charges associated with facility rationalization and workforce reductions. In connection with our recent acquisitions, including the acquisition of Bayer Animal Health, we have also incurred costs associated with executing transactions and integrating acquired operations, which may include expenditures for banking, legal, accounting, and other similar services. In addition, we have incurred costs to stand up our organization as an independent company. All operating functions can be impacted by these actions; therefore, non-cash expenses associated with our tangible and intangible assets can be incurred as a result of revised fair value projections and/or determinations to no longer utilize certain assets in the business on an ongoing basis.

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

Components of asset impairment, restructuring and other special charges are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restructuring charges:
Severance and other costs (1) (2)	$130.2	$10.4	$131.2	$9.6
Facility exit costs	—	—	0.7	—

Acquisition related charges:
Transaction and integration costs (3)	131.1	46.1	318.5	99.6

Non-cash and other items:
Asset impairment (4) (5)	—	10.2	3.5	14.2
Asset write-down (6)	0.9	10.5	3.2	10.5
Gain on sale of fixed assets (7)	—	—	(3.8)	—
Settlements and other (8)	—	—	3.1

Total expense	$262.2	$77.2	$456.4	$133.9

(1)For the three and nine months ended September 30, 2020, these charges primarily related to a restructuring program initiated following the acquisition of Bayer Animal Health. See below for further details.
(2)For the three and nine months ended September 30, 2019, these charges primarily related to a restructuring program initiated in 2019 to reduce costs and support margin expansion by eliminating certain positions across multiple locations and functions, including exiting research and development (R&D) operations in Prince Edward Island, Canada, ceasing certain manufacturing operations in Wusi, China, and streamlining operations in Speke, England.
(3)Transaction costs represent external costs directly related to acquiring businesses and primarily include expenditures for banking, legal, accounting and other similar services. Integration costs represent internal and external incremental costs directly related to integrating acquired businesses, including the acquisition of Bayer Animal Health (e.g., expenditures for consulting, system and process integration, and product transfers), as well as stand-up costs related to the implementation of new systems, programs, and processes due to the Separation from Lilly.
(4)Asset impairment charges for the nine months ended September 30, 2020 related to the impairment of an in-process research and development asset resulting from a reassessment of geographic viability.
(5)Asset impairment charges for the three and nine months ended September 30, 2019 related to an adjustment to fair value of intangible assets that were subject to product rationalization.
(6)Asset write-down expenses for the three and nine months ended September 30, 2020 and 2019 resulted from adjustments recorded to write assets classified as held and used down to their current fair value. Included are charges related to fixed assets in Wusi, China in connection with the announced 2019 program to streamline operations.
(7)Represents a gain on the disposal from the sale of an R&D facility in Prince Edward Island, Canada, which was written down during the three months ended September 30, 2019 as part of the announced 2019 program to streamline operations.
(8)Charge primarily relates to a non-recurring litigation settlement for a matter that originated prior to the Separation.

Following the closing of the Bayer Animal Health acquisition, we implemented a restructuring program designed to reduce duplication, drive efficiency and optimize our footprint in key geographies. As part of the restructuring plan, we intend to eliminate approximately 900 positions across 40 countries, primarily in the commercial and marketing functions, but also in the R&D, manufacturing and quality, and back office support functions. The proposed initiative is expected to lead to total restructuring charges of approximately $190 million to $210 million through 2021, consisting primarily of severance.

The following table summarizes the activity in our reserves established in connection with restructuring activities:

	Facility exit costs	Severance	Total
Balance at December 31, 2018	$9.3	$35.1	$44.4
Charges	20.7	20.0	40.7
Reserve adjustments	—	(10.2)	(10.2)
Cash paid	(2.0)	(18.8)	(20.8)
Balance at September 30, 2019	$28.0	$26.1	$54.1

Balance at December 31, 2019	$5.4	$15.5	$20.9
Charges	0.7	131.9	132.6
Reserve adjustments	—	(0.8)	(0.8)
Cash paid	(1.2)	(15.0)	(16.2)
Balance at September 30, 2020	$4.9	$131.6	$136.5

These reserves are included in other current liabilities on the consolidated balance sheets. Substantially all of the reserves are expected to be paid in the next twelve months. We believe that the reserves are adequate.

Note 8. Inventories

We state all inventories at the lower of cost or net realizable value. We use the last-in, first-out (LIFO) method for a portion of our inventories located in the continental U.S. Other inventories are valued by the first-in, first-out (FIFO) method or the weighted average cost method.

Inventories consisted of the following:

	September 30, 2020	December 31, 2019
Finished products	$797.1	$402.9
Work in process	664.1	603.2
Raw materials and supplies	167.0	83.9
Total	1,628.2	1,090.0
Decrease to LIFO cost	(31.1)	(39.3)
Inventories	$1,597.1	$1,050.7

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

The senior amortizing notes have an aggregate principal amount of $79.2 million and bear interest at 2.75% per year. On each February 1, May 1, August 1, and November 1 until the maturity date, we will pay equal quarterly cash installments of $0.6250 per each amortizing note with an initial principal amount of $7.2007 (except for the first installment payment of $0.6528 per amortizing note paid on May 1, 2020). Each installment constitutes a payment of interest and partial payment of principal, and in the aggregate will be equivalent to 5.00% per year with respect to the $50 stated amount per TEU.

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

Note 10. Debt

Long-term debt consisted of the following:

	September 30, 2020	December 31, 2019
Term loan B credit facility	$4,175.0	$—
Term credit facility	—	371.4
3.912% Senior Notes due 2021	500.0	500.0
4.272% Senior Notes due 2023	750.0	750.0
4.900% Senior Notes due 2028	750.0	750.0
TEU amortizing notes	66.2	—
Other obligations	0.4	0.4
Unamortized debt issuance costs	(101.5)	(16.8)
Total debt	6,140.1	2,355.0
Less current portion of long-term debt	553.6	24.5
Total long-term debt	$5,586.5	$2,330.5
Maturities on long-term debt consisted of the following:

As of September 30, 2020 and for period/years ending December 31
Fourth quarter of 2020	$16.8
2021	567.6
2022	68.0
2023	797.5
2024	40.3
2025	39.9
Thereafter	4,711.1
Total obligations and commitments	6,241.2
Unamortized debt issuance costs and other obligations	(101.1)
Total debt	$6,140.1

New Credit Facility

In connection with the acquisition of Bayer Animal Health, on August 1, 2020, we executed our previously announced borrowing of $4,275.0 million under a term loan B credit facility, of which $4,175.0 million was outstanding as of September 30, 2020. The term loan B facility bears interest at a floating rate of LIBOR plus 175 basis points over a seven-year term.

Simultaneously, we entered into a revolving credit facility providing up to $750.0 million and maturing over a five-year term. The revolving credit facility bears interest at LIBOR plus an applicable margin ranging between 1.50% and 2.25% per annum based on our corporate family rating or corporate credit rating. On August 1, 2020, we drew down $200.0 million on the revolving credit facility to fund local country asset purchases in connection with our acquisition of Bayer Animal Health subsidiaries and subsequently repaid the amount in full later that month. As a result, we capitalized approximately $9.2 million of debt issuance costs in other noncurrent assets on the condensed consolidated balance sheet. In October 2020, we drew down $250.0 million on the revolving credit facility to fund local country asset purchases in connection with our acquisition of Bayer Animal Health subsidiaries. Pursuant to the stock and asset purchase agreement, Bayer is to reimburse us for these purchases. See Note 17: Related Party Agreements and Transactions for further discussion.

We have capitalized deferred financing costs of approximately $90.2 million, consisting of legal, accounting and other fees relating to our new credit facility. Deferred financing costs are recorded as a contra-liability and presented net against long-term debt on the condensed consolidated balance sheet. Upon closing the acquisition of Bayer Animal Health on August 1, 2020, we terminated our unused commitments and incurred approximately $13.8 million in fees, which are included in other - net, (income) expense in the condensed consolidated statement of operations.

Proceeds from the equity and debt activities were used to finance the cash portion of our acquisition of Bayer Animal Health and to pay related fees and expenses (see Note 6: Acquisitions and Divestitures for further discussion). Subsequent to these borrowings, we have terminated all unused commitments to our lenders.

These senior secured first lien credit facilities are secured by a significant portion of our assets. They include two financial maintenance covenants which are solely for the benefit of lenders under the revolving credit facility. There are no financial maintenance covenants for the benefit of the term loan B facility. The lenders under the term loan B facility have no enforcement rights with respect to the financial maintenance covenants for the revolving credit facility.

The first financial maintenance covenant for the revolving credit facility requires us to maintain a net total leverage ratio level (which is not subject to step-downs) as of the end of each quarter, beginning with the fiscal quarter ending September 30, 2020. The required level of this covenant is based on closing date pro forma net leverage and pro forma adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) not exceeding 7.71 to 1.00 of our pro forma adjusted EBITDA for the four fiscal quarters ended September 30, 2020.

The second financial maintenance covenant for the revolving credit facility requires us to maintain a ratio of pro forma adjusted EBITDA to cash interest expense of no less than 2.00 to 1.00, tested as of the end of each fiscal quarter, beginning with the fiscal quarter ended September 30, 2020. We were in compliance with all covenants under the credit facility as of September 30, 2020.

Debt Extinguishment

On January 31, 2020, we repaid indebtedness outstanding under our existing term loan facility. We paid $372.4 million in cash, composed of $371.4 million of principal and $1.0 million of accrued interest, resulting in a debt extinguishment loss of $0.8 million (recognized in interest expense, net of capitalized interest in the condensed consolidated statement of operations for the nine months ended September 30, 2020), primarily related to the write-off of deferred debt issuance costs.

On September 25, 2020, we made a repayment of principal of $100.0 million on the indebtedness outstanding under our new term loan B facility. The repayment was accounted for as a partial debt extinguishment and resulted in a debt extinguishment loss of $2.1 million (recognized in interest expense, net of capitalized interest in the condensed consolidated statement of operations for the three and nine months ended September 30, 2020), primarily related to the write-off of deferred debt issuance costs.

TEU Amortizing Notes

On January 22, 2020, we issued $550 million in TEUs. We offered 11 million, 5.00% TEUs at the stated amount of $50 per unit, comprised of prepaid stock purchase contracts and a senior amortizing note due February 1, 2023 (the mandatory settlement date). Total cash of $528.5 million was received, comprised of $452.4 million of prepaid stock purchase contracts and $76.1 million of senior amortizing notes, net of issuance costs. We paid $14.1 million representing partial payment of principal and interest on the TEU amortizing notes during the nine months ended September 30, 2020. See Note 9: Equity for further information.

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

As of September 30, 2020 and December 31, 2019, we had $21.7 million and $18.8 million, respectively, primarily related to equity method investments included in other noncurrent assets on our condensed consolidated balance sheet.

The following table summarizes the fair value information at September 30, 2020 and December 31, 2019 for foreign exchange contract assets (liabilities), contingent consideration liabilities, net investment hedge assets (liabilities) and cash flow hedge assets (liabilities) measured at fair value on a recurring basis in the respective balance sheet line items, as well as long-term debt (including TEU amortizing notes) for which fair value is disclosed on a recurring basis:

		Fair Value Measurements Using
Financial statement line item	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2020
Prepaid expenses and other - foreign exchange contracts not designated as hedging instruments	$10.7	$—	$10.7	$—	$10.7
Other current liabilities - foreign exchange contracts not designated as hedging instruments	(7.6)	—	(7.6)	—	(7.6)
Other noncurrent liabilities - contingent consideration	(2.6)	—	—	(2.6)	(2.6)
Other noncurrent liabilities - forward-starting interest rate contracts designated as cash flow hedges	(87.0)	—	(87.0)	—	(87.0)
Long-term debt - senior notes	(2,000.0)	—	(2,186.7)	—	(2,186.7)
TEU amortizing note (1)	(66.2)	—	(66.2)	—	(66.2)
Term loan B	(4,175.0)	—	(4,068.0)	—	(4,068.0)
December 31, 2019
Prepaid expenses and other - foreign exchange contracts not designated as hedging instruments	$0.8	$—	$0.8	$—	$0.8
Other current liabilities - foreign exchange contracts not designated as hedging instruments	(1.1)	—	(1.1)	—	(1.1)
Other noncurrent liabilities - contingent consideration	(4.7)	—	—	(4.7)	(4.7)
Other noncurrent assets - cross currency interest rate contracts designated as net investment hedges	2.3	—	2.3	—	2.3
Long-term debt - senior notes	(2,000.0)	—	(2,120.6)	—	(2,120.6)
Long-term debt - term credit facility (1)	(371.4)	—	(371.4)	—	(371.4)

(1)We consider the carrying value to be representative of its fair value.

We determine our Level 2 fair value measurements based on a market approach using quoted market values or significant other observable inputs for identical or comparable assets or liabilities.

Contingent consideration liabilities as of September 30, 2020 and December 31, 2019 related to contingent consideration associated with the acquisitions of Aratana and Prevtec during 2019. For Aratana, we will pay up to $12 million in contingent value rights that are dependent on the achievement of a specified milestone as outlined in the merger agreement. For Prevtec, based on the terms of the purchase agreement, we will pay up to $16.3 million contingent upon the achievement of specific Coliprotec sales milestones by December 31, 2021. The fair value of both contingent consideration liabilities was estimated using the Monte Carlo simulation model and Level 3 inputs including historical revenue, discount rate, asset volatility, and revenue volatility. During the nine months ended September 30, 2020, primarily as a result of a decrease in forecasted revenues related to Coliprotec, we decreased the fair value of the contingent consideration liability associated with the Prevtec acquisition by $2.1 million, and recognized the gain in other – net, (income) expense in the condensed consolidated statement of operations. See Note 6: Acquisitions and Divestitures for further discussion.

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

Derivatives Not Designated as Hedges

We may enter into foreign exchange forward or option contracts to reduce the effect of fluctuating currency exchange rates. These derivative financial instruments primarily offset exposures in the British pound, Canadian dollar, Euro, Japanese yen, Swiss franc (CHF), and Chinese renminbi. Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures and are recorded at fair value with the gain or loss recognized in other – net, (income) expense in the condensed consolidated income statement. Forward contracts generally have maturities not exceeding 12 months. At September 30, 2020 and December 31, 2019, we had outstanding foreign exchange contracts with aggregate notional amounts of $1,496.9 million and $861.2 million, respectively.

The amount of net gain/(loss) on derivative instruments not designated as hedging instruments, recorded in other - net, (income) expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Foreign exchange forward contracts (1)	$(2.3)	$10.1	$19.4	$8.8

(1)These amounts were substantially offset in other – net, (income) expense by the effect of changing exchange rates on the underlying foreign currency exposures.

Derivatives Designated as Hedges

In October 2018, as a means of mitigating the impact of currency fluctuations on our operations in Switzerland, we entered into a five-year cross-currency fixed interest rate swap with a 750 million CHF notional amount, which was designated as a net investment hedge (NIH) against CHF denominated assets (the fair value of which was estimated based on quoted market values of similar hedges and was classified as Level 2). During the nine months ended September 30, 2020, we fully liquidated our cross currency interest rate swaps for a cash benefit of $35.1 million (including $2.4 million in interest). Notwithstanding settlement, gains and losses within accumulated other comprehensive loss will remain in accumulated other comprehensive loss until either the sale or substantial liquidation of the hedged subsidiary.

Gains on the NIH, recognized within interest expense, net of capitalized interest, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cross-currency interest rate swap contracts	$—	$6.2	$6.2	$18.4

Over the life of the derivative, gains or losses due to spot rate fluctuations were recorded in cumulative translation adjustment in other comprehensive income. The amounts of net gains on interest rate swap contracts, recorded, net of tax, in accumulated other comprehensive income (loss), are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cross-currency interest rate swap contracts	$—	$18.5	$24.0	$23.9

Separately, in March 2020, as a means of mitigating variability in cash flows associated with the anticipated term loan B issuance, we executed forward-starting interest rate swaps with a $4.05 billion notional amount, which are designated as cash flow hedges and have settlement dates ranging between 2022 and 2025. These instruments effectively convert floating-rate debt to fixed-rate debt. The cash flow hedges are recorded at fair value on our condensed consolidated balance sheet, while changes in the fair value of the hedge are recognized in other comprehensive income (loss). Fair value is estimated based on quoted market values of similar hedges and is classified as Level 2. Amounts recorded in accumulated other comprehensive income (loss) will be recognized in earnings in interest expense, net of capitalized interest when the hedged transaction affects earnings (i.e., when interest payments are accrued on the term loan B). During the three and nine months ended September 30, 2020, we recorded a loss of $7.5 million (net of tax benefit of $2.2 million) and $67.4 million (net of tax benefit of $19.6 million), respectively, on the cash flow hedges in other comprehensive income (loss). Over the next 12 months we expect to reclassify $28.0 million from accumulated other comprehensive loss to interest expense, net of capitalized interest due to the amortization of net losses on the interest rate swaps.

Note 12. Leases

Australia Sale-Leaseback

On June 26, 2020, our wholly-owned subsidiary, Elanco Australasia PTY LTD, sold land and an R&D facility located in New South Wales, Australia, for aggregate proceeds of $55.1 million, and leased the property back for an initial term of 15 years through a sale-leaseback transaction. Under the terms of the purchase and sale agreement, we determined that control of the assets was relinquished to the buyer-lessor. Therefore, we recognized a pre-tax gain on the sale of $45.6 million in other - net, (income) expense in the condensed consolidated statement of operations during the nine months ended September 30, 2020. Operating lease right-of-use assets and liabilities include the present value of $27.8 million for the associated lease payments, which are presented in other noncurrent assets and other noncurrent liabilities and other current liabilities on the condensed consolidated balance sheet.

Note 13. Income Taxes

Provision for Taxes on Income	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income tax (benefit) expense	$(74.0)	$(22.5)	$(116.6)	$5.1
Effective tax rate	35.4%	179.7%	32.9%	6.2%

Our income taxes for the nine months ended September 30, 2019 and 2020, respectively, reflect the results on a stand-alone basis independent of Lilly, except for the period during which we were included in a combined tax return until full separation. In the jurisdictions in which we were included in a combined tax return, our income taxes were determined based on the tax matters agreement between us and Lilly. Prior to the Separation, the income tax expense included in these financial statements has been calculated using the separate return basis as if Elanco filed separate tax returns.

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

For the three and nine months ended September 30, 2020, we recognized $74.0 million and $116.6 million, respectively, of income tax benefit. For the three and nine months ended September 30, 2020, our effective tax rate of 35.4% and 32.9%, respectively, differs from the statutory income tax rate primarily due to the release of foreign valuation allowances as a result of gains on divestitures. Additionally, the state tax benefit is a result of U.S. pre-tax losses and the foreign tax benefit is due to losses in jurisdictions with tax rates higher than U.S. statutory rates.

For the three and nine months ended September 30, 2019, we recognized a tax benefit of $22.5 million and incurred $5.1 million of income tax expense, respectively. For the three and nine months ended September 30, 2019, our effective tax rate differs from the statutory income tax rate primarily due to a discrete tax benefit from the resolution of a Brazil tax audit in addition to the impact of lower pre-tax earnings largely due to restructuring charges. Tax reserves had been established in the 2015 acquisition of Novartis Animal Health (Novartis) and were partially covered by an indemnity. The favorable resolution of the Brazil tax audit resulted in an income tax benefit of approximately $14 million in the third quarter of 2019.

Note 14. Commitments and Contingencies

Legal Matters

On May 20, 2020, a shareholder class action lawsuit captioned Hunter v. Elanco Animal Health Inc., et al. was filed in the United States District Court for the Southern District of Indiana (the Court) against Elanco, Jeffrey Simmons and Todd Young. The lawsuit alleges, in part, that Elanco and certain of its executives made materially false and/or misleading statements and/or failed to disclose certain facts about Elanco’s supply chain, inventory, revenue and projections. The lawsuit seeks unspecified monetary damages and purports to represent purchasers of Elanco securities between January 10, 2020 and May 6, 2020. On September 3, 2020, the Court appointed a lead plaintiff. The deadline for the lead plaintiff to file an amended complaint is November 9, 2020. We believe the claims made in the case are meritless, and we intend to vigorously defend our position. The process of resolving these matters is inherently uncertain and may develop over an extended period of time; therefore, at this time, the ultimate resolution cannot be predicted.

On October 16, 2020, a shareholder class action lawsuit captioned Safron Capital Corporation v. Elanco Animal Health Inc., et al. was filed in the Marion Superior Court of Indiana against Elanco, certain executives, and other individuals. The lawsuit alleges, in part, that Elanco and certain of its executives made materially false and/or misleading statements and/or failed to disclose certain facts about Elanco’s relationships with third party distributors and revenue attributable to those distributors within the registration statement on Form S-3/ASR dated January 21, 2020 and accompanying prospectus on Form 424B5 issued in connection with Elanco’s secondary public offering that closed on or about January 27, 2020. The lawsuit seeks unspecified monetary damages and purports to represent purchasers of Elanco securities pursuant to the secondary public offering. We believe the claims made in the case are meritless, and we intend to vigorously defend our position. The process of resolving these matters is inherently uncertain and may develop over an extended period of time; therefore, at this time, the ultimate resolution cannot be predicted.

We are party to various other legal actions in the normal course of business. In determining whether a pending matter is significant for financial reporting and disclosure purposes, we consider both quantitative and qualitative factors in order to assess materiality. We accrue for certain liability claims to the extent that it is probable we will incur a loss and we can formulate a reasonable estimate of the costs. As of September 30, 2020 and December 31, 2019, we had no material liabilities established related to litigation as there were no significant claims which were probable and estimable. We have not historically had any significant litigation expense and are not currently subject to a significant claim other than the lawsuits noted above.

Note 15. Geographic Information

We operate as a single operating segment engaged in the development, manufacturing, marketing and sales of animal health products worldwide for both farm animals and pets. Consistent with our operational structure, our President and Chief Executive Officer (CEO), as the chief operating decision maker, makes resource allocation and business process decisions globally across our consolidated business. Strategic decisions are managed globally with global functional leaders responsible for determining significant cost/investments and with regional leaders responsible for overseeing the execution of the global strategy. Our global research and development organization is responsible for development of new products. Our manufacturing organization is responsible for the manufacturing and supply of products and for the optimization of our supply chain. Regional leaders are responsible for the distribution and sale of our products and for local direct costs. The business is also supported by global corporate staff functions. Managing and allocating resources at the global corporate level enables our CEO to assess the overall level of resources available and how to best deploy these resources across functions, product types, regional commercial organizations and research and development projects in line with our overarching long-term corporate-wide strategic goals, rather than on a product or geographic basis. Consistent with this decision-making process, our CEO uses consolidated, single-segment financial information for purposes of evaluating performance, allocating resources, setting incentive compensation targets, as well as forecasting future period financial results. We are currently in the process of reviewing our operating segments as a result of potential changes to our operational structure due to the acquisition of Bayer Animal Health.

Our products include Rumensin™, Optaflexx™, Denagard™, Tylan™, Maxiban™, Baycox™, Cydectin™ and other products for livestock and poultry, as well as Trifexis™, Interceptor™, Comfortis™, Galliprant, Seresto™, Advantage™, Advantix™, Advocate™ (collectively referred to as the Advantage Family) and other products for pets.

We have a single customer that accounted for 11.7% and 15.9% of revenue for the three months ended September 30, 2020 and 2019, respectively, and for 11.9% and 13.4% of revenue for the nine months ended September 30, 2020 and 2019, respectively. The product sales resulted in accounts receivable with this customer of $78.1 million and $90.5 million as of September 30, 2020 and December 31, 2019, respectively.

We are exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates.

Selected geographic area information was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue—to unaffiliated customers (1)
United States	$421.5	$388.2	$969.5	$1,167.1
International	468.1	383.1	1,164.1	1,116.9
Revenue	$889.6	$771.3	$2,133.6	$2,284.0

	September 30, 2020	December 31, 2019
Long-lived assets (2)
United States	$942.6	$709.8
Germany	243.7	39.7
United Kingdom	206.3	192.6
Other foreign countries	273.1	205.0
Long-lived assets	$1,665.7	$1,147.1
(1)Revenue is attributed to the countries based on the location of the customer.
(2)Long-lived assets consist of property and equipment, net, and certain noncurrent assets, including right-of-use assets.

Note 16. Earnings Per Share

Basic Earnings Per Share

We compute basic earnings (loss) per share by dividing net earnings (loss) available to common shareholders by the actual weighted average number of common shares outstanding for the reporting period. For the three and nine months ended September 30, 2020, the weighted average number of common shares outstanding used to calculate basic earnings per share includes the impact of approximately 72.9 million shares of common stock issued to Bayer and its subsidiaries for the Bayer Animal Health acquisition. In addition, basic earnings per share reflects the impacts of 25.0 million shares and 14.3 million shares, respectively, issued in connection with our common stock and TEU issuances in the first quarter of 2020. See Note 6: Acquisitions and Divestitures and Note 9: Equity for further discussion.

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

Weighted average diluted shares outstanding included common stock equivalents of 1.5 million and 1.0 million for the three and nine months ended September 30, 2019, respectively.
Potential common shares that would have the effect of increasing diluted earnings per share (or reducing loss per share) are considered to be anti-dilutive and as such, these shares are not included in the calculation of diluted earnings per share. During the three and nine months ended September 30, 2020, we reported a net loss. Therefore, dilutive common shares are not assumed to have been issued since their effect is anti-dilutive. As a result, basic and diluted weighted average shares are the same, causing diluted net loss per share to be equivalent to basic net loss per share.

For the three and nine months ended September 30, 2019, approximately 0.1 million shares of potential common shares were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

Note 17. Related Party Agreements and Transactions

Elanco Shares Held by Bayer

On August 1, 2020, we completed the acquisition of Bayer Animal Health, which included cash and Elanco stock consideration. Pursuant to the share and asset purchase agreement, Bayer has the right to sell such shares on or after November 1, 2020 through multiple registered offerings. Upon Bayer's written request, Elanco is obligated to use commercially reasonable efforts to file a shelf registration statement covering the resale by Bayer of its Elanco common stock. As of September 30, 2020, Bayer owns 72.9 million shares, or 15.5% of our outstanding common stock.

Transactions with Bayer Subsequent to the Acquisition of Bayer Animal Health

There were various transactions between us and Bayer during the period after the acquisition of Bayer Animal Health. The total net payable due to Bayer at September 30, 2020 was $9.8 million related to these transactions. We also have $60.0 million associated with lease agreements with Bayer recorded on our condensed consolidated balance sheet as of September 30, 2020. Further details regarding our ongoing relationship with Bayer are included below.

Transitional Services Agreements (TSA) and Reverse TSAs

To ensure business continuity after the acquisition of the Bayer Animal Health business, we entered into certain TSAs and reverse TSAs with Bayer. Under the TSAs, Bayer will provide us certain specified R&D services and back office support on a transitional basis, including among other things, logistical services, commercial operations support, and information systems. We will pay Bayer mutually agreed-upon fees for services provided under the TSAs, a majority of which are based on fixed hourly rates, and subject to a contractually agreed mark-up. We have recorded approximately $2.7 million of expense for the three and nine months ended September 30, 2020 related to these agreements.

The reverse TSAs are primarily comprised of contracts whereby we have agreed to provide Bayer certain R&D services on a transitional basis. During the three and nine months ended September 30, 2020, reverse TSA activity was immaterial.

Leases

We lease certain facilities and fleet vehicles from Bayer. Our operating lease right-of-use assets and liabilities include the present value of $60.0 million for the lease payments related to these leases, which are presented in other noncurrent assets and other noncurrent liabilities and other current liabilities on the condensed consolidated balance sheet.

Local Country Asset Purchases

For regulatory purposes in certain jurisdictions, consideration was required to be paid locally at closing in addition to amounts paid globally for the acquisition. Pursuant to the stock and asset purchase agreement, Bayer is to provide a refund for payment amounts duplicated in these regions. As of September 30, 2020, the local payment has not yet been made in China due to certain regulatory delays. Thus, as of September 30, 2020, we had a receivable from and payable to Bayer of $233.6 million and $233.6 million, respectively, recorded on a net basis on the condensed consolidated balance sheet.

Other Activities

We also entered into various other agreements with Bayer, including certain supply agreements and contract manufacturing and toll manufacturing agreements. These contracts are for activities in the normal course of business and are required to maintain and establish business relationships on a long-term basis.

In connection with the acquisition, we have an obligation to reimburse Bayer for certain costs they incurred on our behalf. Accordingly, we have recorded approximately $20.4 million in other current liabilities on the condensed consolidated balance sheet as of September 30, 2020 and within asset impairment, restructuring and other special charges in the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 for amounts owed to Bayer.

Transactions with Lilly Subsequent to Separation and Related to the Separation

Amounts due from/(due to) Lilly in connection with the Separation and agreed upon services were as follows:

	September 30, 2020	December 31, 2019
TSA	$1.1	$10.5
Other activities	(1.7)	(15.8)
Local country asset purchases	(10.7)	(11.1)
Total payable to Lilly	$(11.3)	$(16.4)

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

TSA

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

Other Activities

We continue to share certain services and back office functions with Lilly, which in certain instances result in Lilly paying costs for Elanco (e.g., utilities, local country operating costs, etc.) that are then passed through to Elanco for reimbursement. These amounts are included in cash flows from operating activities in our consolidated statements of cash flows. In addition, we operate through a single treasury settlement process and prior to the local country asset purchases (as described below) continued to transact through Lilly's processes in certain instances. As a result of these activities, there were certain amounts of financing that occurred between Lilly and Elanco during the nine months ended September 30, 2019 and 2020. These amounts are included in cash flows from financing activities in our condensed consolidated statements of cash flows.

Local Country Asset Purchases

The legal transfer of certain of our net assets did not occur prior to the Separation due to certain regulatory requirements in each of these countries. The related assets, liabilities, and results of operations have been reported in our condensed consolidated financial statements, as we are responsible for the business activities conducted by Lilly on our behalf and are subject to the risks and entitled to the benefits generated by these operations and assets under the terms of the MSA. We held restricted cash, and the associated payable to Lilly, at the date of Separation to fund the acquisition of these assets. As of September 30, 2020, the majority of these assets have been legally acquired and the remainder are expected to be purchased during 2020. Restricted cash and Payable to Lilly of $10.7 million are recorded on the condensed consolidated balance sheet for the remainder of the assets expected to be purchased by the end of 2020.

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

Overview

Founded in 1954 as part of Eli Lilly and Company (Lilly), Elanco is a premier animal health company that innovates, develops, manufactures and markets products for pets and farm animals. Headquartered in Greenfield, Indiana, we are the second largest animal health company in the world, with pro forma combined revenue of Elanco and Bayer Animal Health of approximately $4.7 billion for the year ended December 31, 2019. Excluding Bayer Animal Health, globally, we are #1 in medicinal feed additives, #2 in poultry, and #3 in other pharmaceuticals, which are mainly pet health therapeutics, measured by 2019 revenue, according to Vetnosis.

We have one of the broadest portfolios of pet parasiticides in the pet health sector. We offer a diverse portfolio of approximately 190 brands that make us a trusted partner to veterinarians and farm animal producers in more than 90 countries.

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

On August 1, 2020, we completed the acquisition of Bayer Animal Health. The acquisition expands our pet health product category, advancing our planned portfolio mix transformation and creating a better balance between our farm animal and pet health product categories. Our existing product portfolio and pipeline are enhanced by the addition of Bayer Animal Health, which complements our commercial operations and international infrastructure. See Note 6: Acquisitions and Divestitures to the condensed consolidated financial statements for additional information on the acquisition. Subsequent to the acquisition date, our consolidated financial statements include the assets, liabilities, operating results and cash flows of Bayer Animal Health.

We operate our business in a single segment directed at fulfilling our vision of enriching the lives of people through food, making protein more accessible and affordable and through pet companionship, helping pets live longer, healthier lives. During the third quarter of 2020, we renamed our four primary product categories by replacing "food animal" and "companion animal" with "farm animal" and "pet health," respectively, to better reflect the terminology used by our customers. We advance our vision by offering products in these four primary categories:

Pet Health Disease Prevention (PH Disease Prevention): We have one of the broadest parasiticide portfolios in the pet health sector based on indications, species and formulations, with products that protect pets from worms, fleas and ticks. Our Seresto and Advantage Family products represent treatments for the elimination and prevention, respectively, of fleas and ticks. Combining our parasiticide portfolio with our vaccines presence, we are a leader in the U.S. in the disease prevention category based on share of revenue.
Pet Health Therapeutics (PH Therapeutics): We have a broad pain and osteoarthritis portfolio across species, modes of action, indications and disease stages. Pet owners are increasingly treating osteoarthritis in their pets, and our Galliprant™ product is one of the fastest growing osteoarthritis treatments in the U.S. We also have treatments for otitis (ear infections), as well as cardiovascular and dermatology indications.
Farm Animal Future Protein & Health (FA Future Protein & Health): Our portfolio in this category, which includes vaccines, nutritional enzymes and animal only antibiotics, serves the growing demand for protein and includes innovative products in poultry and aquaculture production, where demand for animal health products is outpacing overall industry growth. We are focused on developing functional nutritional health products that promote farm animal health, including enzymes, probiotics and prebiotics. We are a leader in providing vaccines as alternatives to antibiotics to promote animal health based on share of revenue.
Farm Animal Ruminants & Swine (FA Ruminants & Swine): We have developed a range of farm animal products used extensively in ruminant (e.g., cattle, sheep and goats) and swine production.
A summary of our 2020 revenue and net income compared with the same period in 2019 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$889.6	$771.3	$2,133.6	$2,284.0
Net income (loss)	(135.0)	10.0	(237.3)	77.4

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

Key Trends and Conditions Affecting Our Results of Operations

Industry Trends

The animal health industry, which includes both farm animals and pets, is a growing industry that benefits billions of people worldwide.

As demand for animal protein grows, farm animal health is becoming increasingly important. We believe that factors influencing growth in demand for farm animal medicines and vaccines include:

•one in three people needing improved nutrition;
•increased global demand for protein, particularly poultry and aquaculture;
•natural resource constraints, such as scarcity of arable land, fresh water and increased competition for cultivated land, driving the need for more efficient food production;
•loss of productivity due to farm animal disease and death;
•increased focus on food safety and food security; and
•human population growth, increased standards of living, particularly in many emerging markets, and increased urbanization.

Growth in farm animal nutritional health products (enzymes, probiotics and prebiotics) is influenced, among other factors, by demand for antibiotic alternatives that can promote animal health and increase productivity.
We believe that factors influencing growth in demand for pet medicines and vaccines include:

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

Supply

In the third quarter, we have not experienced significant impacts or interruptions to our supply chain as a result of the COVID-19 pandemic. However, as the pandemic continues, we may face supply chain disruptions due to operational difficulties experienced by our suppliers in light of government-ordered restrictions and shelter-in-place mandates. Although we regularly monitor the financial health of companies in our supply chain, the financial hardship on our suppliers caused by the COVID-19 pandemic could cause a disruption in our ability to obtain raw materials or components required to manufacture our products, adversely affecting our operations. Freight processes relating to the shipment of our finished goods have been disrupted and have resulted in higher shipping costs, which has negatively impacted our profitability.

Demand

The COVID-19 pandemic has adversely impacted global economic conditions. In particular, the COVID-19 pandemic has created near-term uncertainty for our channel distribution partners with respect to end customer demand and working capital. Based on these factors, in addition to a shift in tactics for demand generation with our distributors, in the first and second quarters of 2020, we reduced the amount of inventory held in the channel. We anticipate that decreases in end customer demand could impact our pet health business, primarily in clinically administered pharmaceutical products such as vaccines, and in international markets, as social distancing guidelines could decrease veterinary visits again in the future, reducing veterinary practice revenue and increasing working capital considerations for all parties in the value chain. If this occurs, even if we are able to increase sales in our direct to retailer and e-commerce channels, which have been important components of the Bayer Animal Health distribution model, these increases may not compensate for reduced sales through veterinary practices. Further, demand in our direct to retailer and e-commerce channels could be negatively impacted if global economic conditions do not improve.

In our farm animal business, demand has been negatively impacted by processing plant closures, a backlog of animals ready for processing and pressured producer economics, which has and could continue to impact demand for a number of our farm animal products. While the impact has been most significant for the U.S. livestock industry, the pressure has occurred globally and across species. As the pandemic has continued through the third quarter of 2020, our business has been affected by lower levels of demand in certain markets due to unfavorable macroeconomic conditions and reduced food service consumption trends. As a result, the industry has seen pressured prices and producer profitability across species, most notably in poultry and aqua. We anticipate that decreases in demand as compared to prior year will continue to occur, particularly in the farm animal business, throughout the rest of the year.

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

Our Acquisition of Bayer Animal Health

We have incurred and expect to continue to incur expenses in connection with our acquisition of Bayer Animal Health. In addition, we have incurred and expect to continue to incur costs related to the build out of processes and systems to support finance and global supply and logistics and to expand administrative functions, including, but not limited to, information technology, facilities management, distribution, human resources, and manufacturing, to replace services previously provided by the former parent company of Bayer Animal Health. We anticipate that these additional costs will be partially offset by expected synergies.

Product Development and New Product Launches

A key element of our targeted value creation strategy is to drive growth through portfolio development and product innovation, primarily in our three targeted growth categories of PH Disease Prevention, PH Therapeutics and FA Future Protein & Health. Since 2015, legacy Elanco has launched or acquired 14 new products, including the additions of Entyce™, Nocita™ and Tanovea™ in 2019 through acquisition and business development activities. Revenue from these products contributed $337.1 million to revenue for the nine months ended September 30, 2020. This excludes our most recent acquisition of Bayer Animal Health, which added approximately 65 products to the Elanco portfolio that contributed $195.6 million to revenue during the current quarter. We continue to pursue the development of new chemical and biological molecules through our approach to innovation. Our future growth and success depends on both our pipeline of new products, including new products that we may develop through joint ventures and products that we are able to obtain through license or acquisition, and the expansion of the use of our existing products. We believe we are an industry leader in animal health R&D, with a track record of product innovation, business development and commercialization.

Productivity

Our results during the periods presented have benefited from operational and productivity initiatives implemented following recent acquisitions and in response to changing market demand for antibiotics and other headwinds.

Prior to the acquisition of Bayer Animal Health, our acquisitions within the last six years added in the aggregate $1.4 billion in revenue, 4,600 full-time employees, 12 manufacturing and eight R&D sites. In addition, from 2015 to 2019, changing market demand for antibiotics and other headwinds, such as competition with generics and innovation, affected some of our highest gross margin products, resulting in a change to our product mix and driving operating margin lower. In response, we implemented a number of initiatives across the manufacturing, R&D and selling, general and administrative (SG&A) functions. Our manufacturing cost savings strategies included improving manufacturing processes and headcount through lean manufacturing (minimizing waste while maintaining productivity), closing of three manufacturing sites, consolidating our CMO network, strategically insourcing certain projects, and pursuing cost savings opportunities with respect to raw materials via a new procurement process. Additional cost savings resulted from reducing the number of R&D sites from 16 to nine, SG&A savings from sales force consolidation, and reducing discretionary and other general and administrative (G&A) operating expense.

The acquisition of Bayer Animal Health on August 1, 2020 added 3,900 full-time employees, eight manufacturing sites (subject to local country regulatory delays), four R&D sites and, based on historical revenues, is expected to add approximately $1.7 billion in annual revenues.

Foreign Exchange Rates

Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 90 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. During the nine months ended September 30, 2020 and 2019, approximately 52% and 43%, respectively, of our revenue was denominated in foreign currencies. As we operate in multiple foreign currencies, including the Euro, British pound, Swiss franc, Brazilian real, Australian dollar, Japanese yen, Canadian dollar, Chinese yuan, and other currencies, changes in those currencies relative to the U.S. dollar impact our revenue, cost of sales and expenses, and consequently, net income. These fluctuations may also affect the ability to buy and sell our products between markets impacted by significant exchange rate variances. Currency movements decreased revenue by 1% during the nine months ended September 30, 2020. Currency movements decreased revenue by 2% during the nine months ended September 30, 2019.

Our Relationship with Lilly and Additional Standalone Costs

We are currently investing in expanding our own administrative functions, including, but not limited to, information technology, facilities management, distribution, human resources, and manufacturing, to replace services previously provided by Lilly. Because of initial stand up costs and overlaps with services previously provided by Lilly, we have incurred and expect to continue to incur certain temporary, duplicative expenses in connection with the Separation. We have also incurred and expect to continue to incur costs related to the build out of processes and systems to support finance and global supply and logistics, among others. We currently estimate these costs taken together to be in a range from $280 million to $320 million, net of completed and potential real estate dispositions and employee benefit changes, of which a portion will be capitalized and the remainder will be expensed. The increase compared to the prior expected range of $240 million to $290 million primarily reflects higher costs to execute local country IT infrastructure deployment and transitions as a result of COVID-19 pandemic-related travel restrictions and protocols, as well as increased site cutover expenses and additional scope costs.

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

Asset Impairment, Restructuring and Other Special Charges

Our results have been impacted by asset impairment, restructuring and other special charges, including integration of acquired businesses, during the three and nine months ended September 30, 2020 and 2019. These charges primarily include severance costs resulting from actions taken to reduce our cost structure, asset impairment charges related to product rationalization and site closures, and charges and costs related to our integration efforts as a result of our acquired businesses and the acquisition of Bayer's animal health business, external costs directly related to acquiring businesses, including expenses for banking, legal, accounting, and other similar services, and costs to stand our organization up to be an independent company.

For more information on these charges, see Note 7: Asset Impairment, Restructuring and Other Special Charges in our condensed consolidated financial statements.

Results of Operations

The following discussion and analysis of our results of operations should be read along with our condensed consolidated financial statements and the notes thereto.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Revenue	$889.6	$771.3	15%	$2,133.6	$2,284.0	(7)%
Costs, expenses and other:
Cost of sales	441.8	360.4	23%	1,070.4	1,060.2	1%
% of revenue	50%	47%	3%	50%	46%	4%
Research and development	88.1	69.9	26%	214.3	202.8	6%
% of revenue	10%	9%	1%	10%	9%	1%
Marketing, selling and administrative	277.7	192.3	44%	622.5	574.3	8%
% of revenue	31%	25%	6%	29%	25%	4%
Amortization of intangible assets	95.6	50.7	89%	196.2	149.0	32%
% of revenue	11%	7%	4%	9%	7%	3%
Asset impairment, restructuring and other special charges	262.2	77.2	240%	456.4	133.9	241%
Interest expense, net of capitalized interest	48.1	18.7	157%	89.4	60.2	49%
Other - net, (income) expense	(114.9)	14.6	NM	(161.7)	21.1	NM
Income (loss) before income taxes	(209.0)	(12.5)	NM	(353.9)	82.5	NM
% of revenue	(23)%	(2)%	(21)%	(17)%	4%	(21)%
Income tax (benefit) expense	(74.0)	(22.5)	NM	(116.6)	5.1	NM
Net income (loss)	$(135.0)	$10.0	NM	$(237.3)	$77.4	NM
Certain amounts and percentages may reflect rounding adjustments.
NM - Not meaningful

Revenue

On a global basis, our revenue within our product categories was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
PH Disease Prevention	$297.0	$207.6	43%	$613.6	$616.9	(1)%
PH Therapeutics	103.3	87.6	18%	247.1	252.4	(2)%
FA Future Protein & Health	180.9	191.5	(6)%	518.8	534.5	(3)%
FA Ruminants & Swine	292.3	266.2	10%	703.1	811.8	(13)%
Subtotal	873.5	752.9	16%	2,082.6	2,215.6	(6)%
Contract Manufacturing(1)	16.1	18.4	(13)%	51.0	68.4	(25)%
Total	$889.6	$771.3	15%	$2,133.6	$2,284.0	(7)%
(1)Represents revenue from arrangements in which we act as a contract manufacturer, including supply agreements associated with divestitures of products related to the acquisition of Bayer Animal Health. This category was previously called Strategic Exits.

Total revenue

Three months ended September 30, 2020 vs. three months ended September 30, 2019

Total revenue increased $118.3 million to $889.6 million comprised of $694.0 million from the legacy Elanco portfolio and $195.6 million from the legacy Bayer Animal Health portfolio. This 15% increase reflects a 14% increase in volume and a 2% increase in price, slightly offset by a less than 1% unfavorable impact from foreign exchange rates.

In summary, the total revenue increase was due primarily to:

•an increase in revenue of $89.7 million or 43% from PH Disease Prevention products, excluding the impact of foreign exchange rates;
•an increase in revenue of $15.1 million or 17% from PH Therapeutics products, excluding the impact of foreign exchange rates; and
•an increase in revenue of $28.1 million or 12% from FA Ruminants & Swine products, excluding the impact of foreign exchange rates;
partially offset by:
•a decrease in revenue of $9.1 million or 4% from FA Future Protein & Health products, excluding the impact of foreign exchange rates;
•a decrease in revenue of $1.9 million or 10% from Contract Manufacturing, excluding the impact of foreign exchange rates; and
•a decrease in revenue of $3.6 million due to the negative impact of foreign exchange rates.

The detailed change in revenue by product category was as follows:

•PH Disease Prevention revenue increased by $89.4 million or 43% for the quarter, driven by an increase in revenue as a result of the addition of Bayer Animal Health product revenue of $99.7 million in the quarter and to a lesser extent, price. The decline in the legacy Elanco business was driven by an unfavorable comparison to the prior year, which included an initial stocking for a new retail customer agreement and a full quarter of revenue for products that were divested during the third quarter of 2020, partially offset by price growth across the portfolio and higher volume from newer generation parasiticide products.
•PH Therapeutics revenue increased by $15.7 million or 18% for the quarter, due to the addition of Bayer Animal Health product revenue of $13.5 million in the quarter and to a lesser extent an increase in price. Growth in the legacy Elanco business was driven by price increases partially offset by a small volume decrease across the portfolio. Increases were partially offset by an unfavorable comparison to the prior period which included an initial stocking for a new retail customer agreement and a full quarter of revenue for products that were divested during the third quarter of 2020.
•FA Future Protein & Health revenue decreased by $10.6 million or 6% for the quarter, driven by lower volume and, to a lesser extent, unfavorable impact from foreign exchange rates, partly offset by an increase in price and the addition of revenue from Bayer Animal Health products in the quarter totaling $15.9 million. Legacy Elanco revenue declined due to lower levels of demand in certain markets due to the negative impact of the COVID-19 pandemic on poultry and aqua consumption, production, and profitability as well as an unfavorable comparison to the prior period as a result of the sellout of the remaining inventory of a product that was phased out in China.
•FA Ruminants & Swine revenue increased by $26.1 million or 10% for the quarter, driven by $61.0 million from the addition of Bayer Animal Health products in the quarter, partially offset by an unfavorable impact from foreign exchange rates and price. In addition, revenue increased due to higher demand in China's swine market with favorable producer economics and positive efforts to repopulate herds impacted by African Swine Fever in 2019. We experienced lower levels of demand for legacy Elanco products due to the negative impact of the COVID-19 pandemic on global protein markets, generic competition, and an unfavorable comparison to the prior period as a result of lower sales from the commercial agreement for Posilac.
•Contract Manufacturing revenue decreased by $2.3 million to $16.1 million, and represented 2% of total revenue. Contract manufacturing revenue for the period includes $5.5 million resulting from the acquisition of Bayer Animal Health.

Nine months ended September 30, 2020 vs. nine months ended September 30, 2019

Total revenue decreased $150.4 million or 7%, reflecting a 7% decrease in volume and a 1% unfavorable impact from foreign exchange rates, partially offset by a 2% increase in price. Revenue attributable to the addition of Bayer Animal Health was $195.6 million.

In summary, the total revenue decrease was due primarily to:

•a decrease in revenue of $4.0 million or 1% from PH Therapeutics products, excluding the impact of foreign exchange rates;
•a decrease in revenue of $3.2 million or 1% from FA Future Protein & Health products, excluding the impact of foreign exchange rates;
•a decrease in revenue of $98.6 million or 12% from FA Ruminants & Swine products, excluding the impact of foreign exchange rates;
•a decrease in revenue of $16.0 million or 23% from Contract Manufacturing, excluding the impact of foreign exchange rates; and
•a decrease in revenue of $28.8 million due to the negative impact of foreign exchange rates;

partially offset by:

•an increase in revenue of $0.2 million or 0% from PH Disease Prevention products.

The detailed change in revenue by product category was as follows:

•PH Disease Prevention revenue decreased by $3.3 million or less than 1%, driven by decreased volume and to a lesser extent an unfavorable impact from foreign exchange rates, partially offset by an increase in price. The volume decline was the result of actions taken across brands to reduce channel inventory levels and decreased demand in veterinary products as a result of the COVID-19 pandemic, primarily in U.S. vaccines and international markets. In addition, revenue decreased due to an unfavorable comparison to the prior period which included an initial stocking for a new retail customer agreement and a full quarter of revenue for products that were divested during the third quarter of 2020. These decreases were partially offset by the addition of Bayer Animal Health products totaling $99.7 million in revenue, including Seresto and the Advantage Family, increases in sales through alternative channels outside vet clinics, price increases across the portfolio, and increased demand for newer generation parasiticide products.
•PH Therapeutics revenue decreased by $5.3 million or 2%, driven by decreased volume and to a lesser extent an unfavorable impact from foreign exchange rates, partially offset by an increase in price. The volume decline was the result of actions taken across brands to reduce channel inventory levels and decreased demand in veterinary products as a result of the COVID-19 pandemic, primarily in veterinarian-administered products and international markets, In addition, the decrease is partially due to an unfavorable comparison to the prior period which included an initial stocking for a new retail customer agreement and a full quarter of revenue for products that were divested during the third quarter of 2020. The decreases are partially offset by revenue from Bayer Animal Health products as a result of the acquisition in the third quarter of 2020 totaling $13.5 million, price increases across the legacy Elanco portfolio and the inclusion of sales for Entyce and Nocita from the acquisition of Aratana beginning in the third quarter of 2019.

•FA Future Protein & Health revenue decreased by $15.7 million or 3%, driven primarily by decreased volume and an unfavorable impact from foreign exchange rates, partially offset by an increase in price. The decline in volume was driven by lower levels of demand in certain markets due to the negative impact of the COVID-19 pandemic on poultry and aqua consumption, production, and profitability as well as an unfavorable comparison to the prior period as a result of the sale of the remaining inventory of a product that was phased out in China. These decreases were partly offset by the addition of revenue of $15.9 million from Bayer Animal Health products in the third quarter of 2020.

•FA Ruminants & Swine revenue decreased by $108.7 million or 13%, driven by decreased volume and to a significantly lesser extent an unfavorable impact from foreign exchange rates. The volume decrease was driven by decreased demand due to the impact of the COVID-19 pandemic on global protein markets, primarily Optaflexx, and actions taken across brands to reduce channel inventory levels, primarily Rumensin. Additionally, volume was impacted by generic competition for Rumensin, trade pressure affecting Paylean, and an unfavorable comparison to the prior period as a result of lower sales from the commercial agreement for Posilac. These decreases were partially offset by the addition of Bayer Animal Health products totaling $61.0 million of revenue. Additionally, higher demand in China's swine market with favorable producer economics and positive efforts to repopulate herds impacted by African Swine Fever in 2019 was a partial offset to other revenue declines.

•Contract Manufacturing revenue decreased by $17.4 million to $51.0 million and represented 2% of total revenue. Contract manufacturing revenue for the period includes $5.5 million resulting from the acquisition of Bayer Animal Health.

Costs and Expenses and Other

Cost of sales

Three months ended September 30, 2020 vs. three months ended September 30, 2019

Cost of sales increased $81.4 million primarily due to higher revenue and the amortization of the fair value adjustment to inventory of approximately $33.1 million due to the acquisition of Bayer Animal Health. We continued to experience manufacturing productivity improvements during the quarter.

Cost of sales as a percent of revenues increased to 49.7% from 46.7%, primarily due to the amortization of the fair value adjustment to inventory of approximately $33.1 million due to the acquisition of Bayer Animal Health along with unfavorable product and geographic mix and unfavorable leverage of fixed manufacturing costs across a lower revenue base, partially offset by continued improvements in manufacturing productivity, increases in price, and the inclusion of Bayer Animal Health margins. Excluding the amortization of the inventory fair value adjustment, cost of sales would have been approximately 45.9% of revenue.

Nine months ended September 30, 2020 vs. nine months ended September 30, 2019

Cost of sales increased $10.2 million due primarily to manufacturing productivity improvements and decreased revenue, partially offset by the amortization of the fair value adjustment to inventory of approximately $33.1 million due to the acquisition of Bayer Animal Health.

Cost of sales as a percent of revenues increased to 50.2% from 46.4%, primarily due to the amortization of the fair value adjustment to inventory of approximately $33.1 million due to the acquisition of Bayer Animal Health along with unfavorable product and geographic mix, and unfavorable leverage of fixed manufacturing costs across a lower revenue base, partially offset by continued improvements in manufacturing productivity and increases in price. Excluding the amortization of the inventory fair value adjustment, cost of sales would have been approximately 48.6% of revenue.

Research and development

Three months ended September 30, 2020 vs. three months ended September 30, 2019

R&D expenses increased $18.2 million, primarily due to the acquisition of Bayer Animal Health.

Nine months ended September 30, 2020 vs. nine months ended September 30, 2019

R&D expenses increased $11.5 million, primarily due to the acquisition of Bayer Animal Health, partially offset by strong expense management and adjustments to variable pay.

Marketing, selling and administrative

Three months ended September 30, 2020 vs. three months ended September 30, 2019

Marketing, selling and administrative expenses increased $85.4 million, primarily due to the acquisition of Bayer Animal Health and a shift in certain marketing expenses from the second quarter to the third quarter of 2020, partially offset by disciplined cost management across the business as we have moved primarily to virtual operations due to the COVID-19 pandemic and adjustments to variable pay.

Nine months ended September 30, 2020 vs. nine months ended September 30, 2019

Marketing, selling and administrative expenses increased $48.2 million, primarily due to the acquisition of Bayer Animal Health and additional costs from acquired businesses in 2019, including Aratana and Prevtec, partially offset by disciplined cost management across the business as we have moved primarily to virtual operations due to the COVID-19 pandemic and adjustments to variable pay.

Amortization of intangible assets

Three months ended September 30, 2020 vs. three months ended September 30, 2019

Amortization of intangible assets increased $44.9 million, primarily due to the addition of amortization of intangible assets recorded from the acquisition of Bayer Animal Health during 2020.

Nine months ended September 30, 2020 vs. nine months ended September 30, 2019

Amortization of intangible assets increased $47.2 million, primarily due to the addition of amortization of intangible assets recorded from the acquisition of Bayer Animal Health during 2020.

Asset impairment, restructuring and other special charges

For additional information regarding our asset impairment, restructuring and other special charges, see Note 7: Asset Impairment, Restructuring and Other Special Charges to our condensed consolidated financial statements.

Three months ended September 30, 2020 vs. three months ended September 30, 2019

Asset impairment, restructuring and other special charges increased $185.0 million to $262.2 million from $77.2 million, primarily due to severance associated with a restructuring program announced during the three months ended September 30, 2020 as well as higher transaction costs directly related to business acquisitions, including the acquisition of the animal health business of Bayer, higher integration costs of acquisitions, and costs associated with the implementation of new systems, programs, and processes due to the Separation from Lilly and in connection with the acquisition of the animal health business of Bayer, as more fully described in Note 7.

Nine months ended September 30, 2020 vs. nine months ended September 30, 2019

Asset impairment, restructuring and other special charges increased $322.5 million to $456.4 million from $133.9 million, primarily due to severance associated with the restructuring program announced during the three months ended September 30, 2020 as well as higher transaction costs directly related to business acquisitions, including the acquisition of the animal health business of Bayer, higher integration costs of acquisitions, and costs associated with the implementation of new systems, programs, and processes due to the Separation from Lilly and in connection with the acquisition of the animal health business of Bayer, as more fully described in Note 7.

Interest expense, net of capitalized interest

Three months ended September 30, 2020 vs. three months ended September 30, 2019

Interest expense, net of capitalized interest, increased $29.4 million from $18.7 million to $48.1 million, primarily due to incremental interest and debt issuance costs associated with the term loan B used to finance the Bayer Animal Health acquisition, partially offset by gains from the net investment hedge recorded in the third quarter of 2019 that did not recur in the third quarter of 2020 due to its liquidation.

Nine months ended September 30, 2020 vs. nine months ended September 30, 2019

Interest expense, net of capitalized interest, increased $29.2 million from $60.2 million to $89.4 million, primarily due to incremental interest and debt issuance costs associated with the term loan B used to finance the Bayer Animal Health acquisition partially offset by a decrease related to the repayment of indebtedness outstanding under our existing term loan facility during the first quarter of 2020.

Other - net, (income) expense

Three months ended September 30, 2020 vs. three months ended September 30, 2019

Other - net, (income) expense changed by $129.5 million from expense of $14.6 million to income of $114.9 million, primarily as a result of gains recorded on the divestitures of certain products during the three months ended September 30, 2020. See Note 6: Acquisitions and Divestitures for further discussion.

Nine months ended September 30, 2020 vs. nine months ended September 30, 2019

Other - net, (income) expense changed by $182.8 million from expense of $21.1 million to income of $161.7 million, primarily as a result of gains recorded on the divestitures of certain products (see Note 6: Acquisitions and Divestitures for further discussion) as well as the gain on the sale of land and buildings in New South Wales, Australia (see Note 12: Leases for further discussion).

Income tax expense

Three months ended September 30, 2020 vs. three months ended September 30, 2019

Income tax benefit increased $51.5 million, primarily due to a higher pre-tax loss driven mainly by an increase in asset impairment, restructuring and other special charges, which included increased acquisition and integration costs. See Note 13: Income Taxes to our condensed consolidated financial statements.

Nine months ended September 30, 2020 vs. nine months ended September 30, 2019

Income tax benefit was $116.6 million during the nine months ended September 30, 2020 as compared to income tax expense of $5.1 million during the nine months ended September 30, 2019, as we generated a pre-tax loss in the current period as compared to pre-tax income in the comparative period in 2019. The pre-tax loss was driven mainly by a decrease in revenue and an increase in asset impairment, restructuring and other special charges, which included increased acquisition and integration costs. See Note 13: Income Taxes to our condensed consolidated financial statements.

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

Our principal liquidity needs going forward include funding existing marketed and pipeline products, capital expenditures, business development in our targeted areas, interest payments and payments on our amortizing notes. We believe our cash and cash equivalents on hand, our operating cash flows and our existing financing arrangements will be sufficient to support our cash needs for the foreseeable future, including for at least the next 12 months. Further, we believe we have sufficient cash flow and liquidity to meet our obligations and remain in compliance with our debt covenants.

Our ability to meet future funding requirements may be impacted by macroeconomic, business and financial volatility. As markets change, we will continue to monitor our liquidity position. However, a challenging economic environment or an economic downturn may impact our liquidity or ability to obtain future financing. See Item 1A, "Risk Factors" for more information.

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented:

	Nine Months Ended September 30,		$
Net cash provided by (used for):	2020	2019	Change
Operating activities	$51.9	$97.8	$(45.9)
Investing activities	(4,705.9)	(160.5)	(4,545.4)
Financing activities	4,972.2	(298.6)	5,270.8
Effect of exchange-rate changes on cash and cash equivalents	7.3	4.1	3.2
Net increase (decrease) in cash, cash equivalents and restricted cash	$325.5	$(357.2)	$682.7

Operating activities

Our cash provided by operating activities decreased by $45.9 million, from $97.8 million for the nine months ended September 30, 2019 to $51.9 million for the nine months ended September 30, 2020. The decrease in operating cash flows was primarily attributable to a decrease in net income, partially offset by decreases in accounts receivable and increases in accounts payable and other current liabilities. The COVID-19 global health pandemic and related economic downturn led to an increase in customer accounts receivable that were past due at the end of the first quarter of 2020; however, customer collections improved in the second and third quarters and payment terms decreased. In the past, we have extended our payment terms for distributors on occasion. Although we presently have no plans to do so in the future, it is possible that we will need to extend payment terms in certain situations as a result of the COVID-19 global health pandemic, competitive pressures and the need for certain inventory levels at our channel distributors to avoid supply disruptions. If so, such extensions of customer payment terms could result in additional uses of our cash flow.

Investing activities

Our cash used for investing activities increased by $4,545.4 million, to $4,705.9 million for the nine months ended September 30, 2020 compared to $160.5 million for the nine months ended September 30, 2019. The change was primarily driven by higher acquisition payments resulting from $5,170.1 million of cash consideration paid to acquire Bayer Animal Health offset by cash acquired of $168.8 million, partially offset by proceeds of $421.4 million and $32.7 million from product divestitures required to close the acquisition of Bayer Animal Health and the NIH settlement, respectively.

Financing activities

Our cash provided by financing activities was $4,972.2 million for the nine months ended September 30, 2020 as compared to cash used for financing activities of $298.6 million for the nine months ended September 30, 2019. Cash provided by financing activities during the nine months ended September 30, 2020 reflects proceeds from our borrowings under the term loan B and revolving credit facility and issuances of common stock and TEUs to finance the acquisition of Bayer Animal Health during the period, partially offset by the repayment of indebtedness outstanding under our existing and new credit facilities. Cash used for financing activities during the nine months ended September 30, 2019, reflected the impact of $185.3 million of net cash consideration to Lilly in connection with local country asset purchases and other financing activities related to the Separation.

Description of Indebtedness

For a complete description of our outstanding debt as of September 30, 2020 and December 31, 2019, see Note 10: Debt to our condensed consolidated financial statements.

In connection with the IPO and the acquisition of Bayer Animal Health, we incurred $2.5 billion and $4.2 billion, respectively, of long-term borrowings. We have estimated interest expense of approximately $210 million on an annual basis based on our borrowings as of September 30, 2020.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There are certain of our accounting policies that are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in Item 7, "Management's Discussion & Analysis of Results of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes in the application of our critical accounting policies during the nine months ended September 30, 2020.

Contractual Obligations

See Contractual Obligations included in Item 7, "Management's Discussion & Analysis of Results of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 31, 2019.

Payments due under contractual obligations as presented in our Annual Report on Form 10-K for the year ended December 31, 2019 have been updated to include financing related to the acquisition of Bayer Animal Health, as follows:

		Years
(Dollars in millions)	Total(1)	Fourth Quarter of 2020	1 - 3 Years	4 - 5 Years	More Than 5 Years
Long-term debt obligations, including interest payments(1)	$7,382.1	$66.3	$1,000.0	$1,892.1	$4,423.7

(1)Our long-term debt obligations include both our expected principal and interest obligations and our interest rate swaps. We used current period assumptions for interest rates to compute expected interest payments on variable rate debt instruments and swaps.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

We operate on a global basis and are exposed to the risk that our earnings, cash flows and equity could be adversely impacted by fluctuations in foreign exchange rates. We are primarily exposed to foreign exchange risk with respect to net assets denominated in the British pound, Canadian dollar, Euro, Japanese yen, Swiss franc (CHF), and Chinese renminbi. As part of the TSA, Lilly maintained a foreign currency risk management program through a central shared entity, which entered into derivative contracts to hedge foreign currency risk associated with forecasted transactions for the entire company, including historically for our operations. Gains and losses on derivative contracts entered into by Lilly were previously allocated to our results to the extent they were to cover exposure related to our business and offset gains and losses on underlying foreign currency exposures. We implemented our own foreign currency risk management program and assumed all hedging activities in the second quarter of 2019.

We face foreign currency exchange exposures when we enter into transactions arising from subsidiary trade and loan payables, receivables denominated in foreign currencies and purchases of local subsidiaries due to local regulations as a result of the acquisition of Bayer Animal Health. We also face currency exposure that arises from translating the results of our global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. We may enter into foreign currency forward or option derivative contracts to reduce the effect of fluctuating currency exchange rates in future periods.

We estimate that a hypothetical 10% adverse movement in all foreign currency exchange rates related to the translation of the results of our foreign operations would decrease our net income by approximately $5.7 million for the nine months ended September 30, 2020.

Interest Risk

Borrowings under our new term loan facility are exposed to interest rate fluctuations based on LIBOR. As of September 30, 2020, we held certain interest rate swap agreements with a notional value of $4.05 billion that have the economic effect of modifying the variable-interest obligations associated with the new term loan Facility, so that a portion of the variable-rate interest payable becomes fixed. During the nine months ended September 30, 2020, we recorded a loss of $67.4 million, net of taxes on these interest rate swaps in other comprehensive loss. The loss is primarily attributable to market conditions resulting from the COVID-19 pandemic and the resulting cut to interest rates by the U.S. Federal Reserve in the first quarter of 2020. See Note 11: Financial Instruments and Fair Value for further information.

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

Our management, with the participation of Jeffrey N. Simmons, president and chief executive officer, and Todd S. Young, executive vice president and chief financial officer, evaluated our disclosure controls and procedures as of September 30, 2020. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective.

(b)Changes in Internal Controls. As of September 30, 2020, management is in the process of integrating the internal controls of the acquired Bayer Animal Health business into our existing operations as part of planned integration activities. During the third quarter of 2020, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have identified the following additional risk factor which has been updated from the version presented in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020:

The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our business, our future results of operations and our overall financial performance.

The COVID-19 pandemic has impacted and may further impact the United States and the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates and interest rates. There continues to be uncertainty around its duration, ultimate impact and the timing of recovery. Therefore, the pandemic has led to extended disruptions, and could continue to result in further disruptions, of economic activity and the impact on our consolidated results of operations, financial position and cash flows could be material.

As a result of the adverse impact that the COVID-19 pandemic is having on our economy and the economies in the countries in which we operate, the pandemic may affect our operations, including our supply chain distribution systems, production levels and research and development activities. In addition, any preventive or protective actions that governments implement or that we adopt in response to the COVID-19 pandemic, such as travel restrictions, quarantines, limited operations of governmental agencies or site closures, may interfere with the ability of our employees, vendors, and suppliers to perform their respective responsibilities and obligations relative to the conduct of our business. In particular, as a result of the COVID-19 pandemic, in-person interactions by our customer-facing professionals could be suspended and certain vet clinics could limit such interactions, especially if the markets in which we operate experience a second wave of the COVID-19 pandemic. Our ability to market our products has been and may continue to be limited, which, in turn, could have an adverse effect on our ability to compete in the marketing and sales of our products. Additionally, government regulations that have been imposed in response to the COVID-19 pandemic may cause delays in the receipt of products, causing delays in our global supply chain, delaying the transportation of finished goods, disrupting our freight processes, which would result in higher shipping costs, and causing resources to be diverted that are necessary to administer certain of our products. In addition, some research and development projects could be impacted based on need for the reagents from suppliers and clinical trial activity requiring veterinary clinic access and support. Furthermore, social distancing guidelines could have an adverse impact on our research and development activities as our laboratories are not operating at full capacity.

Our customers, and therefore our business and revenues, are sensitive to negative changes in economic conditions. As a result, we have experienced declines in revenue in 2020, including in our pet health business as social distancing guidelines have decreased veterinary visits and have reduced veterinary practice spending. In addition, there have been a number of shutdowns of processing plants as a result of COVID-19 outbreaks within their operations, and there could be more of these shutdowns, which, in turn, have led and may lead to a further decrease in demand for our customers’ livestock. Such shutdowns could not only lead to a decrease in demand for our products, but could also significantly impact their ability to pay for our products. In addition, an effort by dairy farmers to decrease milk production could negatively impact demand for Rumensin. We expect the negative impacts of the COVID-19 pandemic on our revenue will continue until conditions relating to the overall impact of COVID-19 on all aspects of the economy and life in general improve.

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

Business continuity of the Bayer Animal Health business may be disrupted if conflicts arise with Bayer under the TSA and other long-term agreements.

To ensure business continuity after the transfer of the Bayer Animal Health business, we entered into TSAs and other long-term agreements with Bayer. Bayer’s performance of its obligations under such long-term agreements is critical to our transition of the Bayer Animal Health business. Our inability to resolve conflicts with Bayer that may arise under those long-term agreements could compromise our ability to successfully integrate the Bayer Animal Health business. We may also encounter difficulties in securing another vendor to provide us with those same services, which could adversely affect our business, financial condition or results of operations.

The following risk factors have changed from the risk factors that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019:

An outbreak of infectious disease carried by farm animals could negatively affect the demand for, and sale and production of, our farm animal products.

Sales of our farm animal products could be materially adversely affected by the outbreak of disease or an outbreak carried by farm animals, which could lead to the widespread death or precautionary destruction of farm animals as well as the reduced consumption and demand for animal protein. In addition, outbreaks of disease carried by farm animals may reduce regional or global sales of particular animal-derived food products or result in reduced exports of such products, either due to heightened export restrictions or import prohibitions, which may reduce demand for our farm animal products due to reduced herd or flock sizes.

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

•the challenge of integrating complex organizations, systems, including the enterprise resource planning system upon which the Bayer Animal Health business is currently operating, operating procedures, compliance programs, technology, networks and other assets of the Bayer Animal Health business;

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

•the inability to transfer agreements relating to customers, suppliers and other important relationships of the Bayer Animal Health business;

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

We have incurred substantial expenses to consummate and will continue to incur substantial expenses to integrate the acquisition but may not realize the anticipated cost synergies and other benefits to the extent expected, on the timeline expected, or at all. In addition, even if we are able to integrate the Bayer Animal Health business successfully, the anticipated benefits of the acquisition may not be realized fully, or at all, or may take longer to realize than expected. Moreover, competition in the animal health industry, including competition that has negatively impacted results in the pet health parasiticide market, may also cause us not to fully realize the anticipated benefits of the acquisition. Given the size and significance of the acquisition, we may encounter difficulties in the integration of the operations of the Bayer Animal Health business and may fail to realize the full benefits and synergies of the acquisition, which could adversely impact our business, results of operation and financial condition.

The illegal distribution and sale by third parties of counterfeit or illegally compounded versions of our products or of stolen, diverted or relabeled products could have a negative impact on our reputation and business.

Third parties may illegally distribute and sell counterfeit or illegally compounded versions of our products that do not meet the exacting standards of our development, manufacturing and distribution processes. Counterfeit or illegally compounded medicines pose a significant risk to animal health and safety because of the conditions under which they are manufactured and the lack of regulation of their contents. Counterfeit or illegally compounded products are frequently unsafe or ineffective and can be potentially life-threatening to animals. Our reputation and business could suffer harm as a result of counterfeit or illegally compounded products which are alleged to be equivalent and/or which are sold under our brand name. In addition, products stolen or unlawfully diverted from inventory, warehouses, plants or while in transit, which are not properly stored or which have an expired shelf life and which have been repackaged or relabeled and which are sold through unauthorized channels, could adversely impact animal health and safety, our reputation and our business. With the acquisition of the Bayer Animal Health business, we have now expanded our business more into direct to retailer and e-commerce channels in order to meet the pet owners where they want to purchase, which may increase the risk of counterfeiting of our products. Public loss of confidence in the integrity of vaccines and/or pharmaceutical products as a result of counterfeiting, illegal compounding or theft could have a material adverse effect on our business, financial condition and results of operations.

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

Our business, financial condition and results of operations could be materially adversely affected by unfavorable results in pending or future litigation matters. These matters may include, among other things, allegations of violation of U.S. and foreign competition law, labor laws, consumer protection laws and environmental laws and regulations, as well as claims or litigation relating to product liability, intellectual property, securities, breach of contract and tort. For example, we have recently had filed against us shareholder class action lawsuits that allege, in part, that we and certain of our executives made materially false and/or misleading statements and/or failed to disclose certain facts about our supply chain, inventory, revenue, projections and our relationships with third party distributors and revenue attributable to those distributors. We intend to vigorously defend the claims made in these lawsuits, however, the ultimate resolution cannot be predicted and the claims raised in these lawsuits may result in further legal matters or actions against us, including, but not limited to, government enforcement actions or additional private litigation. In addition, changes in the interpretations of laws and regulations to which we are subject, or in legal standards in one or more of the jurisdictions in which we operate, could increase our exposure to liability. For example, in the U.S., attempts have been made to allow damages for emotional distress and pain and suffering in connection with the loss of, or injury to, a companion animal. If such attempts were successful, our exposure with respect to product liability claims could increase materially.

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
2.1
Amendment No. 4 to Share and Asset Purchase Agreement, dated as of July 30, 2020, between Bayer Aktiengesellschaft and Elanco Animal Health Incorporated (incorporated by reference to Exhibit 2.5 of the Current Report on Form 8-K filed with the SEC on August 3, 2020)

10.1
Credit Agreement, dated as of August 1, 2020, among Elanco Animal Health Incorporated, as borrower, Elanco US Inc., as co-borrower, the lenders party thereto from time to time, Goldman Sachs Bank USA, as term loan administrative agent, and as collateral agent and security trustee, and JPMorgan Chase Bank, N.A., as revolver administrative facility agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on August 3, 2020).

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

ELANCO ANIMAL HEALTH INCORPORATED
(Registrant)

Date:	November 6, 2020	/s/ Jeffrey N. Simmons
Jeffrey N. Simmons
President and Chief Executive Officer
Date:	November 6, 2020	/s/ Todd S. Young
Todd S. Young
Executive Vice President, Chief Financial Officer