Form 10-Q
period 2021-03-31
Elanco Animal Health Inc
filed 2021-05-07
CIK 1739104

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
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
Yes ☐ No ☒
The number of shares of common stock outstanding as of May 3, 2021 were 472,995,963

ELANCO ANIMAL HEALTH INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2021

2021 Q1 Form 10-Q | 2

FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the federal securities laws. This quarterly report contains forward-looking statements, including, without limitation, statements concerning the impact on Elanco Animal Health Incorporated and its subsidiaries (collectively, Elanco, the Company, we, us or our) caused by the integration of the animal health business of Bayer Aktiengesellschaft (Bayer), expected synergies and our cost savings, product launches, independent company stand-up costs and timing, expectations relating to human capital resources, the coronavirus (COVID-19) global pandemic, reduction of debt, expectations relating to liquidity and sources of capital, our expected compliance with debt covenants, our industry and our operations, performance and financial condition, and including in particular, statements relating to our business, growth strategies, distribution strategies, product development efforts and future expenses.

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
•unanticipated safety, quality or efficacy concerns and the impact of identified concerns associated with our products;
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

2021 Q1 Form 10-Q | 3

See “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (SEC) and Part II of this Quarterly Report on Form 10-Q, for a further description of these and other factors. Although we have attempted to identify important risk factors, there may be other risk factors not presently known to us or that we presently believe are not material that could cause actual results and developments to differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report. If any of these risks materialize, or if any of the above assumptions underlying forward-looking statements prove incorrect, actual results and developments may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report. For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this quarterly report. Any forward-looking statement made by us in this quarterly report speaks only as of the date hereof. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or to revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such, and should be viewed as historical data.

2021 Q1 Form 10-Q | 4

PART I
ITEM 1. FINANCIAL STATEMENTS

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except per-share data)

	Three Months Ended March 31,
	2021	2020
Revenue	$1,242	$658
Costs, expenses and other:
Cost of sales	569	333
Research and development	89	67
Marketing, selling and administrative	348	182
Amortization of intangible assets	147	52
Asset impairment, restructuring and other special charges	108	75
Interest expense, net of capitalized interest	61	16
Other expense, net	—	1
	1,322	726
Loss before income taxes	(80)	(68)
Income tax benefit	(19)	(19)
Net loss	$(61)	$(49)

Loss per share:
Basic	$(0.12)	$(0.12)
Diluted	$(0.12)	$(0.12)
Weighted average shares outstanding:
Basic	486.7	403.9
Diluted	486.7	403.9
See notes to condensed consolidated financial statements.

2021 Q1 Form 10-Q | 5

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(in millions)

	Three Months Ended March 31,
	2021	2020
Net loss	$(61)	$(49)
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives for cash flow hedges, net of taxes	53	(39)
Foreign currency translation	(466)	(29)
Defined benefit pension and retiree health benefit plans, net of taxes	8	(1)
Other comprehensive loss, net of taxes	(405)	(69)
Comprehensive loss	$(466)	$(118)
See notes to condensed consolidated financial statements.

2021 Q1 Form 10-Q | 6

Elanco Animal Health Incorporated
Condensed Consolidated Balance Sheets
(in millions)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$515	$495
Accounts receivable, net of allowances of $9 (2021) and $9 (2020)	1,028	872
Other receivables	104	205
Inventories	1,424	1,578
Prepaid expenses and other	273	256
Restricted cash	—	11
Total current assets	3,344	3,417
Noncurrent Assets
Goodwill	6,016	6,225
Other intangibles, net	6,032	6,387
Other noncurrent assets	325	348
Property and equipment, net of accumulated depreciation of $1,060 (2021) and $1,038 (2020)	1,271	1,316
Total assets	$16,988	$17,693
Liabilities and Equity
Current Liabilities
Accounts payable	$411	$501
Employee compensation	114	144
Sales rebates and discounts	331	295
Current portion of long-term debt	605	555
Other current liabilities	573	582
Total current liabilities	2,034	2,077
Noncurrent Liabilities
Long-term debt	5,556	5,572
Accrued retirement benefits	316	346
Deferred taxes	828	900
Other noncurrent liabilities	247	322
Total liabilities	8,981	9,217
Commitments and Contingencies	—	—
Equity
Preferred stock, no par value, 1,000,000,000 shares authorized; none issued	—	—
Common stock, no par value, 5,000,000,000 shares authorized, 472,968,567 and 471,921,116 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	8,647	8,650
Accumulated deficit	(538)	(477)
Accumulated other comprehensive income (loss)	(102)	303
Total equity	8,007	8,476
Total liabilities and equity	$16,988	$17,693
See notes to condensed consolidated financial statements.

2021 Q1 Form 10-Q | 7

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Equity (Unaudited)
(Dollars and shares in millions)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Cash Flow Hedge Gain (Loss)	Foreign Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Total	Total Equity
December 31, 2019	373	$—	$5,636	$84	$—	$(199)	$25	$(174)	$5,546
Net loss	—	—	—	(49)	—	—	—	—	(49)
Adoption of Accounting Standards Update 2016-13	—	—	—	(1)	—	—	—	—	(1)
Other comprehensive loss, net of tax	—	—	—	—	(39)	(29)	(1)	(69)	(69)
Separation activities (1)	—	—	16	—	—	—	—	—	16
Stock compensation	—	—	11	—	—	—	—	—	11
Issuance of stock under employee stock plans, net	1	—	(13)	—	—	—	—	—	(13)
Issuance of common stock, net of issuance costs	25	—	768	—	—	—	—	—	768
Issuance of tangible equity units, net of issuance costs	—	—	452	—	—	—	—	—	452
March 31, 2020	399	$—	$6,870	$34	$(39)	$(228)	$24	$(243)	$6,661

December 31, 2020	472	$—	$8,650	$(477)	$(61)	$360	$4	$303	$8,476
Net loss	—	—	—	(61)	—	—	—	—	(61)
Other comprehensive income (loss), net of tax	—	—	—	—	53	(466)	8	(405)	(405)
Stock compensation	—	—	15	—	—	—	—	—	15
Issuance of stock under employee stock plans, net	1	—	(18)	—	—	—	—	—	(18)
March 31, 2021	473	$—	$8,647	$(538)	$(8)	$(106)	$12	$(102)	$8,007

(1)Represent amounts associated with transactions between us and Lilly, related primarily to the completion of the local country asset purchases, the finalization of assets and liabilities associated with the legal separation from Lilly, centralized cash management, and resulting impacts on deferred tax assets, that occurred subsequent to our initial public offering.
See notes to condensed consolidated financial statements.

2021 Q1 Form 10-Q | 8

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(61)	$(49)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	202	82
Change in deferred income taxes	(32)	(25)
Stock-based compensation expense	15	11
Asset impairment charges	9	—
Gain on sale of assets	—	(4)
Inventory fair value step-up amortization	62	—
Changes in operating assets and liabilities, net of acquisitions	(183)	(10)
Other non-cash operating activities, net	10	(1)
Net Cash Provided by Operating Activities	22	4
Cash Flows from Investing Activities
Net purchases of property and equipment	(18)	(13)
Cash paid for acquisitions, net of cash acquired	73	—
Proceeds from settlement of net investment hedges	—	25
Purchases of intangible assets	(33)	—
Purchases of software	(5)	(32)
Other investing activities, net	(7)	—
Net Cash Provided by (Used for) Investing Activities	10	(20)
Cash Flows from Financing Activities
Repayments of borrowings	(20)	(371)
Net proceeds from revolving credit facility	50	—
Proceeds from issuance of long-term debt	—	79
Proceeds from issuance of common stock and tangible equity units	—	1,220
Debt issuance costs	—	(3)
Other net financing transactions with Lilly	(11)	(15)
Other financing activities, net	(17)	(13)
Net Cash Provided by Financing Activities	2	897
Effect of exchange rate changes on cash and cash equivalents	(25)	(9)
Net increase in cash, cash equivalents and restricted cash	9	872
Cash, cash equivalents and restricted cash at January 1	506	345
Cash, cash equivalents and restricted cash at March 31	$515	$1,217

	March 31,
	2021	2020
Cash and cash equivalents	$515	$1,206
Restricted cash	—	11
Cash, cash equivalents and restricted cash at March 31	$515	$1,217
See notes to condensed consolidated financial statements.

2021 Q1 Form 10-Q | 9

Elanco Animal Health Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Tables present dollars and shares in millions, except per-share data)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Elanco was formed as a wholly-owned subsidiary of Eli Lilly and Company (Lilly). Elanco Parent was formed in May 2018 to serve as the ultimate parent company of substantially all of the animal health businesses of Lilly. In September 2018, Elanco Parent completed an initial public offering (IPO). In connection with the completion of the IPO, through a series of equity and other transactions, Lilly transferred to Elanco Parent the animal health businesses that form its business. The disposition of Elanco shares by Lilly was completed in March 2019, which resulted in the full separation of Elanco.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the United States (U.S.) Securities and Exchange Commission (SEC) requirements for interim reporting. As permitted under those rules, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. (GAAP) have been condensed or omitted. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our consolidated and combined financial statements and accompanying notes for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the SEC on March 1, 2021.

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

The significant accounting policies set forth in Note 4 to the consolidated and combined financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 appropriately represent, in all material respects, the current status of our accounting policies, except as it relates to the adoption of the standard that was effective January 1, 2021 as described in Note 2: Implementation of New Financial Accounting Pronouncements.

On August 1, 2020, we completed the previously announced acquisition of Bayer Animal Health. See Note 4: Acquisitions and Divestitures for additional information.

Note 2. Implementation of New Financial Accounting Pronouncements

The following table provides a brief description of an accounting standard that was effective January 1, 2021 and was adopted on that date:

Standard	Description	Effect on the financial statements or other significant matters
Accounting Standards Update (ASU) 2019-12, Simplifying the Accounting for Income Taxes	The amendments in this update include simplifications related to accounting for income taxes including removing certain exceptions related to the approach for intraperiod tax allocation and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.	The adoption of this guidance did not have a material impact on our consolidated financial statements.

2021 Q1 Form 10-Q | 10

The following table provides a brief description of an accounting standard that is applicable to us but has not yet been adopted:

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
ASU 2020-04, Reference rate reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting; ASU 2021-01, Reference Rate Reform (Topic 848): Scope	ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2021-01 clarifies the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions.	These standards were effective as of March 12, 2020 through December 31, 2022 and adoption is permitted at any time during the period on a prospective basis.	We are currently in the process of evaluating the impact of the London Interbank Offered Rate (LIBOR) on our existing contracts and may elect optional expedients in future periods as reference rate reform activities occur. We do not expect that these updates will have a material impact on our consolidated financial statements.

Note 3. Revenue

Our sales rebates are based on specific agreements. The most significant of our sales rebate programs in terms of accrual and payment amounts, percentage of our products that are sold via these programs, and level of judgment required in estimating the appropriate transaction price, relate to our programs in the U.S., France and the United Kingdom (U.K.). As of March 31, 2021 and 2020, the aggregate liability for sales rebates for these countries represented approximately 76% and 82%, respectively, of our total liability with the next largest country representing approximately 4% and 6%, respectively, of our total liability.

The following table summarizes the activity in the sales rebates liability in the U.S., France, and the U.K.:

	Three Months Ended March 31,
	2021	2020
Beginning balance	$217	$176
Reduction of revenue	142	71
Payments	(106)	(87)
Foreign currency translation adjustments	(2)	(1)
Ending balance	$251	$159

Adjustments to revenue recognized as a result of changes in estimates for the judgments described above during the three months ended March 31, 2021 and 2020 for product shipped in previous periods were not material.

Actual global product returns were approximately 1% and 2% of net revenue for the three months ended March 31, 2021 and 2020, respectively.

2021 Q1 Form 10-Q | 11

Disaggregation of Revenue

In the first quarter of 2021, management revisited how it analyzes revenue, both internally and externally, and determined that disaggregation by major product line provides a more meaningful view of our results. Accordingly, we updated our disaggregated revenue presentation from the previous five categories (i.e., pet health disease prevention, pet health therapeutics, farm animal future protein & health, farm animal ruminants & swine, and contract manufacturing) to the following:

	Three Months Ended March 31,
	2021	2020
Pet Health	$645	$206
Farm Animal	578	433
Contract Manufacturing (1)	19	19
Revenue	$1,242	$658
(1)Represents revenue from arrangements in which we act as a contract manufacturer, including supply agreements associated with divestitures of products related to the acquisition of Bayer Animal Health.

Note 4. Acquisitions and Divestitures

Bayer Animal Health Acquisition

On August 1, 2020, we completed our previously announced acquisition of Bayer Animal Health, a provider of products intended to improve the health and well-being of pets and farm animals, in a cash and stock transaction. The transaction was accounted for as a business combination under the acquisition method of accounting. The acquisition method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The determination of estimated fair value requires management to make significant estimates and assumptions. The excess of the purchase price over the fair value of the acquired net assets, where applicable, has been recorded as goodwill. The results of operations of Bayer Animal Health are included in our condensed consolidated financial statements from the date of acquisition.

The acquisition has expanded our pet health product category, advancing our planned portfolio mix transformation and creating a better balance between our farm animal and pet health product categories. Our existing product portfolio and pipeline have been enhanced by the addition of Bayer Animal Health, which complements our commercial operations and international infrastructure while expanding our direct to retailer/e-commerce presence.
Total consideration transferred to Bayer and its subsidiaries for the acquisition is summarized as follows:

Cash consideration (1)	$5,058
Fair value of Elanco common stock (2)	1,724
Fair value of total consideration transferred (3)	$6,782

(1)Includes initial cash consideration of $5,170 million less working capital and tax adjustments of $112 million.
(2)Represents the acquisition date fair value of 73 million shares of Elanco common stock at $23.64 per share. Per the terms of the stock and asset purchase agreement, the number of shares was based on approximately $2.3 billion divided by the 20-day volume-weighted average stock price as of the last day of trading before the closing of the acquisition (but subject to a 7.5% symmetrical collar centered on the baseline share number of approximately $2.3 billion divided by an initial share price of $33.60).
(3)The purchase price is preliminary and subject to certain minor customary purchase price adjustments.

We recognized transaction costs related to the acquisition of Bayer Animal Health of $3 million and $20 million during the three months ended March 31, 2021 and 2020, respectively. These costs were primarily associated with financial advisory, legal and other professional services related to the acquisition and are reflected within asset impairment, restructuring and other special charges in our condensed consolidated statements of operations.

The amount of revenue attributable to Bayer Animal Health included in our condensed consolidated statement of operations for the three months ended March 31, 2021 is $559 million. Based on our current operational structure,

2021 Q1 Form 10-Q | 12

we have not recorded standalone costs for Bayer Animal Health after the date of the acquisition. As a result, we are unable to accurately determine earnings or loss attributable to Bayer Animal Health since the date of acquisition.

The valuation of assets acquired and liabilities assumed has not yet been finalized as of March 31, 2021. The purchase price allocation is preliminary and subject to change, including the valuation of inventories, property and equipment, intangible assets, income taxes and goodwill, among other items. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. During the three months ended March 31, 2021, we recorded immaterial measurement period adjustments which were made to reflect the facts and circumstances in existence as of the acquisition date. These adjustments primarily related to changes in inventory balances and gross margin assumptions as well as minor working capital adjustments. The fair values in the table below have been updated to reflect these measurement period adjustments. Finalization of the valuation during the measurement period could result in additional changes in the amounts recorded for the acquisition date fair value.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Estimated Fair Value at August 1, 2020
Cash and cash equivalents	$169
Accounts receivable	9
Inventories	487
Prepaid expenses and other current assets	57
Property and equipment	347
Intangible assets:
Acquired in-process research and development	65
Marketed products	3,930
Assets held for sale	138
Accounts payable and accrued liabilities	(240)
Accrued retirement benefits	(217)
Other noncurrent assets and liabilities, net	(894)
Total identifiable net assets	3,851
Goodwill	2,931
Total consideration transferred	$6,782

Inventories comprised of $314 million, $79 million, $94 million in finished products, work in process, and raw materials, respectively. The preliminary estimate of fair value of finished products was determined based on net realizable value adjusted for the costs to complete the sales process, a reasonable profit allowance from the sales process, and estimated holding costs. The preliminary estimate of fair value of work in process was determined based on net realizable value adjusted for costs to complete the manufacturing process, costs of the sales process, a reasonable profit allowance for the remaining manufacturing and sales process effort, and an estimate of holding costs. The fair value of raw materials was determined to approximate book value. The net fair value step-up adjustment to inventories of $148 million has been amortized to cost of sales as the inventory is sold to customers. As of March 31, 2021, the fair value step-up adjustment has been fully amortized.

Property and equipment is mostly composed of land, buildings, equipment (including machinery, furniture and fixtures, and computer equipment), and construction in progress. The preliminary estimate of fair value of real property was determined using the sales comparison data valuation technique and the preliminary estimate of fair value of personal property was determined using the direct replacement cost method. The recorded fair value of property and equipment located at the Shawnee, Kansas site is currently equal to its net book value at the time of the acquisition, as we are in the process of gathering information to finalize our fair value assessment.

Intangible assets relate to $65 million of in-process research and development (IPR&D) and $3,930 million of marketed products. The acquired definite-lived intangible assets are being amortized over a weighted-average

2021 Q1 Form 10-Q | 13

estimated useful life of approximately 10 years on a straight-line basis. The estimated fair values of identifiable intangible assets were determined using the "income approach," which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for each asset or product (including revenues, cost of sales, R&D expenses, marketing, selling and administrative expenses, and contributory asset charges), the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, the potential regulatory and commercial success risk, and competitive trends impacting the asset and each cash flow stream, as well as other factors. The fair value of intangible assets as of March 31, 2021 is based on preliminary assumptions which are subject to change as we complete our valuation procedures.

Assets held for sale include $133 million of intangible assets, consisting of marketed products and IPR&D, and $5 million of inventory related to the divestitures of Drontal™, Profender™ and other products. In order to secure the necessary regulatory clearances for the acquisition of Bayer Animal Health, we signed agreements to divest the rights to the Drontal and Profender product families within the United Kingdom and European Economic Area as well as other IPR&D. We completed the transactions, which were accounted for as asset divestitures, in the third quarter of 2020.

Accrued retirement benefits primarily relate to certain Bayer Animal Health international subsidiaries that have underfunded defined benefit pension plans. We have recorded the fair value of these plans using assumptions and accounting policies similar to those disclosed in Note 19: Retirement Benefits to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020. Upon acquisition, the excess of projected benefit obligation over the fair value of plan assets was recognized as a liability and previously existing deferred actuarial gains and losses and unrecognized service costs or benefits were eliminated.

The goodwill recognized from this acquisition represents the value of additional growth platforms and an expanded revenue base as well as anticipated operational synergies and cost savings from the creation of a single combined global organization. The majority of goodwill associated with this acquisition is not deductible for tax purposes.

Pro forma financial information (unaudited)

The following table presents the estimated unaudited pro forma combined results of Elanco and Bayer Animal Health for the three months ended March 31, 2020 as if the acquisition of Bayer Animal Health had occurred on January 1, 2020:

Revenue	$1,170
Loss before income taxes	(67)

The supplemental pro forma financial information has been prepared using the acquisition method of accounting and is based on the historical financial information of Elanco and Bayer Animal Health. The supplemental pro forma financial information does not necessarily represent what the combined companies' revenue or results of operations would have been had the acquisition been completed on January 1, 2020, nor is it intended to be a projection of future operating results of the combined company. It also does not reflect any operating efficiencies or potential cost savings that might be achieved from synergies of combining Elanco and Bayer Animal Health.

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

2021 Q1 Form 10-Q | 14

Divestitures and Assets Held For Sale

In connection with advancing our efforts to secure the necessary regulatory clearances for our acquisition of Bayer Animal Health, we signed agreements in 2020 to divest the rights to manufacture and commercialize certain products, including currently marketed products and certain IPR&D assets. As part of those transactions, we signed an agreement to divest the worldwide rights to the legacy Elanco products Itrafungol™ and Clomicalm™ in connection with the required disposal of an early-stage IPR&D asset. We also made a payment during the three months ended March 31, 2021 and accrued for future amounts we are required to pay to the buyer of the IPR&D asset to help fund their development costs for a set period of time. The related assets met the assets held for sale criteria as of December 31, 2020. The divestiture closed during the three months ended March 31, 2021. There were no proceeds received from the disposition of these assets and the resulting immaterial impact was recorded in other expense, net in our condensed consolidated statement of operations.

Assets and liabilities considered held for sale in connection with the above divestiture were included in the respective line items on the consolidated balance sheet as follows:

December 31, 2020
Inventories	$2
Other intangibles, net	4
Property and equipment, net	—
Deferred tax asset	1
Total assets held for sale	$7

Other intangibles, net classified as held for sale primarily consisted of marketed products.

Note 5. Asset Impairment, Restructuring and Other Special Charges

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

For finite-lived intangible asset and other long-lived assets, whenever impairment indicators are present, we calculate the undiscounted value of projected cash flows associated with the asset, or group of assets, and compare it to the carrying amount. If the carrying amount is greater, we record an impairment loss for the excess of book value over fair value. Determinations of fair value can result from a complex series of judgments and rely on estimates and assumptions. See Note 1: Basis of Presentation and Summary of Significant Accounting Policies for discussion regarding estimates and assumptions.

2021 Q1 Form 10-Q | 15

Components of asset impairment, restructuring and other special charges are as follows:

	Three Months Ended March 31,
	2021	2020
Restructuring charges:
Severance and other costs (1)	$26	$1
Facility exit costs (1)	—	1

Acquisition related charges:
Transaction and integration costs (2)	81	76

Non-cash and other items:
Asset impairment (3)	9	—
Asset write-down (4)	2	1
Gain on sale of fixed assets (5)	—	(4)
Settlements and other (6)	(10)	—

Total expense	$108	$75

(1)For the three months ended March 31, 2021, these charges primarily relate to a restructuring program announced and initiated in January 2021. These costs were partially offset by the reversal of severance accruals under the September 2020 program that are no longer needed. See below for further details.
For the three months ended March 31, 2020, these charges primarily relate to the announced 2019 program to streamline operations in Speke, England as well as the remaining costs to close the Larchwood, Iowa facility.
(2)Transaction costs represent external costs directly related to acquiring businesses and primarily include expenditures for banking, legal, accounting and other similar services. Integration costs represent internal and external incremental costs directly related to integrating acquired businesses, including the acquisition of Bayer Animal Health (e.g., expenditures for consulting, system and process integration, and product transfers), as well as stand-up costs related to the implementation of new systems, programs, and processes.
(3)Asset impairment charges for the three months ended March 31, 2021 related to an adjustment to fair value of intangible assets that were subject to product rationalization.
(4)Asset write-down expenses for the three months ended March 31, 2021 resulted from adjustments recorded to write assets classified as held and used down to their current fair value. These included charges related to fixed assets in Basel, Switzerland; Cuxhaven, Germany; and Manukau, New Zealand in connection with announced restructuring programs.
Asset write-down expenses for the three months ended March 31, 2020 resulted from adjustments recorded to write assets classified as held and used down to their current fair value. These charges primarily related to fixed assets in Wusi, China in connection with the announced 2019 program to streamline operations.
(5)Represents a gain on the disposal from the sale of an R&D facility in Prince Edward Island, Canada.
(6)As a result of workforce reductions in connection with our September 2020 and January 2021 restructuring programs, we remeasured the impacted pension benefit obligations as of March 31, 2021, which resulted in a curtailment gain. See Note 13: Retirement Benefits for further information. This amount also includes the gain recorded on the divestiture of an early-stage IPR&D asset acquired as part of the Bayer Animal Health acquisition.

In January 2021, we announced a restructuring aligned with our ongoing efforts to improve operating efficiencies. The proposed actions are focused on streamlining processes and delivering increased efficiency in functional areas, while improving the productivity of our investments in innovation. As part of the restructuring plan, we intend to close R&D sites in Manukau, New Zealand and Cuxhaven, Germany. We will also reduce duplication and optimize structures in U.S. operations, marketing, manufacturing and quality central functions, and administrative areas. The restructuring will result in the elimination of approximately 330 positions around the world. Charges related to this initiative were approximately $41 million for the three months ended March 31, 2021. The overall project is expected to be substantially complete by the end of 2021.

In September 2020, following the closing of the Bayer Animal Health acquisition, we implemented a restructuring program designed to reduce duplication, drive efficiency and optimize our footprint in key geographies. As part of the restructuring plan, we have eliminated approximately 900 positions across 40 countries, primarily in the commercial and marketing functions, but also in R&D, manufacturing and quality, and back office support functions.

2021 Q1 Form 10-Q | 16

During the three months ended March 31, 2021 we recorded a favorable adjustment of $13 million as a change in estimate related to this initiative, which reflects adjustments to severance accruals resulting from favorable negotiations and certain restructured employees filling open positions. The overall project is expected to be substantially complete by the end of 2021.

The following table summarizes the activity in our reserves established in connection with restructuring activities:

	Facility exit costs	Severance	Total
Balance at December 31, 2019	$5	$16	$21
Charges	1	1	2
Reserve adjustments	—	(1)	(1)
Cash paid	(1)	(10)	(11)
Balance at March 31, 2020	$5	$6	$11

Balance at December 31, 2020	$—	$130	$130
Charges	—	39	39
Reserve adjustments	—	(13)	(13)
Cash paid	—	(38)	(38)
Balance at March 31, 2021	$—	$118	$118

These reserves are included in other current and noncurrent liabilities on the consolidated balance sheets. Substantially all of the reserves are expected to be paid in the next 18 months primarily due to certain country negotiations and regulations. We believe that the reserves are adequate.

Note 6. Inventories

We state all inventories at the lower of cost or net realizable value. We use the last-in, first-out (LIFO) method for a portion of our inventories located in the continental U.S. Other inventories are valued by the first-in, first-out (FIFO) method or the weighted average cost method.

Inventories consisted of the following:

	March 31, 2021	December 31, 2020
Finished products	$613	$772
Work in process	630	625
Raw materials and supplies	211	210
Total	1,454	1,607
Decrease to LIFO cost	(30)	(29)
Inventories	$1,424	$1,578

Note 7. Equity

Common Stock Offering

On January 22, 2020, we entered into an underwriting agreement in which we agreed to sell approximately 23 million shares of our common stock at a public offering price of $32.00 per share. In connection with the offering, we granted the underwriters an option to purchase up to an additional 2 million shares, which was exercised in full on January 23, 2020. As a result, we issued and sold a total of approximately 25 million shares of our common stock for $768 million, after issuance costs.

2021 Q1 Form 10-Q | 17

Tangible Equity Unit (TEU) Offering

On January 22, 2020, we also completed our offering of 11 million, 5.00% TEUs. Total proceeds, net of issuance costs, were $528 million. Each TEU, which has a stated amount of $50, is comprised of a prepaid stock purchase contract (prepaid stock) and a senior amortizing note due February 1, 2023. Subsequent to issuance, each TEU may be legally separated into the two components. The prepaid stock is considered a freestanding financial instrument, indexed to Elanco common stock, and meets the conditions for equity classification.

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

The proceeds from the issuance were allocated to equity and debt based on the relative fair value of the respective components of each TEU as follows:

	Equity Component	Debt Component	Total
Fair value per unit	$42.80	$7.20	$50.00

Gross proceeds	$471	$79	$550
Less: Issuance costs	19	3	22
Net proceeds	$452	$76	$528

The senior amortizing notes have an aggregate principal amount of $79 million and bear interest at 2.75% per year. On each February 1, May 1, August 1, and November 1 until the maturity date, we will pay equal quarterly cash installments of $0.6250 per each amortizing note with an initial principal amount of $7.2007 (except for the first installment payment of $0.6528 per amortizing note paid on May 1, 2020). Each installment constitutes a payment of interest and partial payment of principal, and in the aggregate will be equivalent to 5.00% per year with respect to the $50 stated amount per TEU.

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

The prepaid stock purchase contracts are mandatorily convertible into a minimum of 14 million shares or a maximum of 17 million shares of our common stock on the mandatory settlement date (unless redeemed by us or settled earlier at the unit holder's option). The 14 million minimum shares are included in the calculation of basic weighted average shares outstanding. The difference between the minimum and maximum shares represents potentially dilutive securities, which are included in the calculation of diluted weighted average shares outstanding on a pro rata basis to the extent that the average applicable market value is higher than $32.00 but is less than $38.40 during the period.

2021 Q1 Form 10-Q | 18

Note 8. Debt

Long-term debt consisted of the following:

	March 31, 2021	December 31, 2020
Term loan B credit facility	$4,151	$4,164
Revolving credit facility	50	—
3.912% Senior Notes due 2021	500	500
4.272% Senior Notes due 2023	750	750
4.900% Senior Notes due 2028	750	750
TEU amortizing notes	53	60
Other obligations	—	1
Unamortized debt issuance costs	(93)	(98)
	6,161	6,127
Less current portion of long-term debt	605	555
Total long-term debt	$5,556	$5,572

Bayer Animal Health Related Financing

In connection with the acquisition of Bayer Animal Health, on August 1, 2020, we borrowed $4,275 million under a term loan B credit facility. The term loan B facility bears interest at a floating rate of LIBOR plus 175 basis points over a seven-year term.
Simultaneously, we entered into a revolving credit facility providing up to $750 million (with incremental capacity available if certain conditions are met) and maturing over a five-year term. The revolving credit facility bears interest at LIBOR plus an applicable margin ranging between 1.50% and 2.25% per annum based on our corporate family rating or corporate credit rating. In February 2021, we drew down $150 million on the revolving credit facility for working capital needs. We subsequently repaid $100 million in March 2021 and the remaining $50 million in April 2021.
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

The first financial maintenance covenant for the revolving credit facility requires us to maintain a net total leverage ratio level (which is not subject to step-downs) as of the end of each quarter. The required level of this covenant is based on closing date pro forma net leverage and pro forma adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) not exceeding 7.71 to 1.00 of our pro forma adjusted EBITDA for the four fiscal quarters ended March 31, 2021.

The second financial maintenance covenant for the revolving credit facility requires us to maintain a ratio of pro forma adjusted EBITDA to cash interest expense of no less than 2.00 to 1.00, tested as of the end of each fiscal quarter. We were in compliance with all covenants under the credit facility as of March 31, 2021.

Senior Notes

In August 2018, we issued $2 billion of senior notes (Senior Notes). The Senior Notes comprised of $500 million of 3.912% Senior Notes due August 27, 2021, $750 million of 4.272% Senior Notes due August 28, 2023, and $750 million of 4.900% Senior Notes due August 28, 2028. The interest rate payable on each series of Senior Notes is subject to adjustment if Moody's Investor Services, Inc. or Standard & Poor's Financial Services LLC downgrades, or subsequently upgrades, its ratings on the respective series of Senior Notes.

2021 Q1 Form 10-Q | 19

The indenture that governs the Senior Notes contains covenants, including limitations on our ability, and certain of our subsidiaries, to incur liens or engage in sale-leaseback transactions. The indenture also contains restrictions on our ability to consolidate, merge or sell substantially all of our assets, in addition, to other customary terms. We were in compliance with all such covenants under the indenture governing the Senior Notes as of March 31, 2021.
TEU Amortizing Notes

On January 22, 2020, we issued $550 million in TEUs. We offered 11 million, 5.00% TEUs at the stated amount of $50 per unit, comprised of prepaid stock purchase contracts and a senior amortizing note due February 1, 2023 (the mandatory settlement date). Total cash of $528 million was received, comprised of $452 million of prepaid stock purchase contracts and $76 million of senior amortizing notes, net of issuance costs. We paid $7 million representing partial payment of principal and interest on the TEU amortizing notes during the three months ended March 31, 2021. See Note 7: Equity for further information.

Debt Extinguishment

On January 31, 2020, we repaid indebtedness outstanding under our previous term loan facility. We paid $372 million in cash, composed of $371 million of principal and $1 million of accrued interest, resulting in a debt extinguishment loss of $1 million (recognized in interest expense, net of capitalized interest in the condensed consolidated statement of operations for the three months ended March 31, 2020), primarily related to the write-off of deferred debt issuance costs.

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

As of March 31, 2021 and December 31, 2020, we had $34 million and $33 million, respectively, of investments included in other noncurrent assets on our condensed consolidated balance sheet. These include investments with readily determinable fair values, investments without readily determinable fair values, and equity method investments. Unrealized net gains and losses during the three months ended March 31, 2021 and March 31, 2020 were immaterial.

2021 Q1 Form 10-Q | 20

The following table summarizes the fair value information at March 31, 2021 and December 31, 2020 for foreign exchange contract assets (liabilities), contingent consideration liabilities, and cash flow hedge assets (liabilities) measured at fair value on a recurring basis in the respective balance sheet line items, as well as long-term debt (including TEU amortizing notes) for which fair value is disclosed on a recurring basis:

		Fair Value Measurements Using
Financial statement line item	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2021
Prepaid expenses and other - foreign exchange contracts not designated as hedging instruments	$22	$—	$22	$—	$22
Other current liabilities - foreign exchange contracts not designated as hedging instruments	(45)	—	(45)	—	(45)
Other noncurrent liabilities - contingent consideration	(1)	—	—	(1)	(1)
Other noncurrent liabilities - forward-starting interest rate contracts designated as cash flow hedges	(23)	—	(23)	—	(23)
Long-term debt - senior notes	(2,000)	—	(2,171)	—	(2,171)
TEU amortizing note	(53)	—	(49)	—	(49)
Term loan B	(4,151)	—	(4,125)	—	(4,125)
Revolving credit facility (1)	(50)	—	(50)	—	(50)
December 31, 2020
Prepaid expenses and other - foreign exchange contracts not designated as hedging instruments	$36	$—	$36	$—	$36
Other current liabilities - foreign exchange contracts not designated as hedging instruments	(36)	—	(36)	—	(36)
Other noncurrent liabilities - contingent consideration	(1)	—	—	(1)	(1)
Other noncurrent liabilities - forward-starting interest rate contracts designated as cash flow hedges	(76)	—	(76)	—	(76)
Long-term debt - senior notes	(2,000)	—	(2,218)	—	(2,218)
TEU amortizing notes	(60)	—	(58)	—	(58)
Term loan B	(4,164)	—	(4,144)	—	(4,144)

(1)We consider the carrying value to be representative of its fair value due to the short-term nature of this instrument.

We determine our Level 2 fair value measurements based on a market approach using quoted market values or significant other observable inputs for identical or comparable assets or liabilities.

Contingent consideration liabilities as of March 31, 2021 and December 31, 2020 related to contingent consideration associated with the acquisitions of Aratana Therapeutics, Inc. (Aratana) and Prevtec Microbia Inc. (Prevtec) during 2019. For Aratana, we will pay up to $12 million in contingent value rights that are dependent on the achievement of a specified milestone as outlined in the merger agreement. For Prevtec, based on the terms of the purchase agreement, we will pay up to $16 million contingent upon the achievement of specific Coliprotec sales

2021 Q1 Form 10-Q | 21

milestones by December 31, 2021. The fair value of both contingent consideration liabilities was estimated using the Monte Carlo simulation model and Level 3 inputs including historical revenue, discount rate, asset volatility, and revenue volatility.

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

Derivatives Not Designated as Hedges

We may enter into foreign exchange forward or option contracts to reduce the effect of fluctuating currency exchange rates. These derivative financial instruments primarily offset exposures in the British pound, Canadian dollar, Euro, Japanese yen, Swiss franc (CHF), and Chinese yuan. Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures and are recorded at fair value with the gain or loss recognized in other expense, net in the condensed consolidated statement of operations. Forward contracts generally have maturities not exceeding 12 months. At March 31, 2021 and December 31, 2020, we had outstanding foreign exchange contracts with aggregate notional amounts of $1,503 million and $1,391 million, respectively.

The amount of net gain on derivative instruments not designated as hedging instruments, recorded in other expense, net are as follows:

	Three Months Ended March 31,
	2021	2020
Foreign exchange forward contracts (1)	$34	$28

(1)These amounts were substantially offset in other expense, net by the effect of changing exchange rates on the underlying foreign currency exposures.

Derivatives Designated as Hedges

In October 2018, as a means of mitigating the impact of currency fluctuations on our operations in Switzerland, we entered into a five-year cross-currency fixed interest rate swap with a 750 million CHF notional amount, which was designated as a net investment hedge (NIH) against CHF denominated assets (the fair value of which was estimated based on quoted market values of similar hedges and was classified as Level 2). During the three months ended March 31, 2020, approximately 75% of our cross-currency swaps were liquidated for a cash benefit of $27 million (including $2 million in interest). We had an approximately 190 million CHF notional remaining on our NIH as of March 31, 2020, which was fully liquidated in April 2020. Notwithstanding settlement, gains and losses within accumulated other comprehensive income (loss) will remain in accumulated other comprehensive income (loss) until either the sale or substantial liquidation of the hedged subsidiary.

Gains on the NIH, recognized within interest expense, net of capitalized interest, are as follows:

	Three Months Ended March 31,
	2021	2020
Cross-currency interest rate swap contracts	$—	$6

Over the life of the derivative, gains or losses due to spot rate fluctuations were recorded in cumulative translation adjustment in other comprehensive income (loss). The amounts of net gains on interest rate swap contracts, recorded, net of tax, in accumulated other comprehensive income (loss), are as follows:

2021 Q1 Form 10-Q | 22

	Three Months Ended March 31,
	2021	2020
Cross-currency interest rate swap contracts	$—	$23

Separately, in March 2020, as a means of mitigating variability in cash flows associated with the anticipated term loan B issuance, we executed forward-starting interest rate swaps with a $4.1 billion notional amount, which are designated as cash flow hedges and have maturity dates ranging between 2022 and 2025. These instruments effectively convert floating-rate debt to fixed-rate debt. The cash flow hedges are recorded at fair value on our condensed consolidated balance sheet, while changes in the fair value of the hedge are recognized in other comprehensive income (loss). Fair value is estimated based on quoted market values of similar hedges and is classified as Level 2. Amounts recorded in accumulated other comprehensive income (loss) will be recognized in earnings in interest expense, net of capitalized interest when the hedged transaction affects earnings (i.e., when interest payments are accrued on the term loan B). During the three months ended March 31, 2021 and 2020 we recorded a gain of $53 million (net of tax expense of $0 after valuation allowance) and a loss of $39 million (net of tax benefit of $11 million), respectively, on the cash flow hedges in other comprehensive loss. Over the next 12 months we expect to reclassify $28 million from accumulated other comprehensive income (loss) to interest expense, net of capitalized interest due to the amortization of net losses on the interest rate swaps. During the three months ended March 31, 2021, we reclassified $7 million of net losses into interest expense.

Note 10. Income Taxes

Income Tax Benefit	Three Months Ended March 31,
	2021	2020
Income tax benefit	$(19)	$(19)
Effective tax rate	23.5%	27.6%

We were included in Lilly's U.S. tax examinations by the Internal Revenue Service through the full separation date of March 11, 2019. Pursuant to the tax matters agreement we executed with Lilly in connection with the IPO, the potential liabilities or potential refunds attributable to pre-IPO periods in which Elanco was included in a Lilly consolidated or combined tax return remain with Lilly. The U.S. examination of tax years 2016 - 2018 began in the fourth quarter of 2019 and remains ongoing; therefore, the resolution of this audit period will likely extend beyond the next 12 months.

For the three months ended March 31, 2021, we recognized an income tax benefit of $19 million. Our effective tax rate of 23.5% differs from the statutory income tax rate primarily due to tax-exempt interest income in certain foreign jurisdictions. Income tax benefit was partially offset by a $2 million increase to the valuation allowance on our U.S. federal and state deferred tax assets during the period.

For the three months ended March 31, 2020, we recognized an income tax benefit of $19 million. The effective tax of 27.6% differs from the statutory income tax rate primarily due to a pre-tax loss mainly driven by acquisition and integration costs. In addition, a discrete income tax benefit of $2 million was recognized related to the excess tax benefits for stock-based compensation that vested in the three months ended March 31, 2020.

Note 11. Commitments and Contingencies

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

2021 Q1 Form 10-Q | 23

case are meritless, and we intend to vigorously defend our position. The process of resolving these matters is inherently uncertain and may develop over an extended period of time; therefore, at this time, the ultimate resolution cannot be predicted.

On October 16, 2020, a shareholder class action lawsuit captioned Safron Capital Corporation v. Elanco Animal Health Inc., et al. was filed in the Marion Superior Court of Indiana against Elanco, certain executives, and other individuals. On December 23, 2020, the plaintiffs filed an amended complaint adding an additional plaintiff. The lawsuit alleges, in part, that Elanco and certain of its executives made materially false and/or misleading statements and/or failed to disclose certain facts about Elanco’s relationships with third party distributors and revenue attributable to those distributors within the registration statement on Form S-3 dated January 21, 2020 and accompanying prospectus filed in connection with Elanco’s public offering which closed on or about January 27, 2020. The lawsuit seeks unspecified monetary damages and purports to represent purchasers of Elanco common stock or 5.00% TEUs issued in connection with the public offering. This case is currently stayed in deference to Hunter v. Elanco Animal Health Inc. We believe the claims made in the case are meritless, and we intend to vigorously defend our position. The process of resolving these matters is inherently uncertain and may develop over an extended period of time; therefore, at this time, the ultimate resolution cannot be predicted.

Claims seeking actual damages, injunctive relief, and/or restitution for the allegedly deceptive marketing have been made against Elanco Animal Health Inc. and Bayer HealthCare LLC arising out of the use of Seresto™, a non-prescription flea and tick collar for cats and dogs. In March, April, and May 2021, class action lawsuits were filed in state and federal courts in the U.S. alleging that the Seresto collars contain pesticides and other ingredients that can cause serious injury and death to cats and/or dogs wearing the product. The cases mention the existence of incident reports involving humans, but no plaintiff has claimed personal harm from the product. Further, a U.S. House of Representative subcommittee chair requested Elanco to produce certain documents and information related to the Seresto collar and further made a request to temporarily remove Seresto collars from the market. We are cooperating with the subcommittee and have produced information pursuant to the request. In addition, as Seresto is registered with the Environmental Protection Agency (EPA), we are providing information to the EPA regarding the safety profile of Seresto. All data and scientific evaluation used during the product registration process and through pharmacovigilance review supports the product’s positive safety profile and efficacy. Therefore, we believe no removal or recall is warranted, nor has it been suggested by any regulatory agency. We continue to stand behind the safety profile for Seresto, and it remains available to consumers globally. We continue to receive information with respect to potential litigation costs and the anticipated number of cases, and we will be taking appropriate steps to defend these class action lawsuits.

We are party to various other legal actions in the normal course of business. In determining whether a pending matter is significant for financial reporting and disclosure purposes, we consider both quantitative and qualitative factors in order to assess materiality. We accrue for certain liability claims to the extent that it is probable we will incur a loss and we can formulate a reasonable estimate of the costs. As of March 31, 2021 and December 31, 2020, we had no material liabilities established related to litigation as there were no significant claims which were probable and estimable. We have not historically had any significant litigation expense and are not currently subject to a significant claim other than the lawsuits noted above.

2021 Q1 Form 10-Q | 24

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

Our products include Baycox™, Cydectin™, Denagard™, Maxiban™, Optaflexx™, Rumensin™, Tylan™, and other products for livestock and poultry, as well as Advantage™, Advantix™, Advocate™ (collectively referred to as the Advantage Family), Credelio™, Duramune™, Galliprant™, Interceptor™ Plus, Seresto, Trifexis™, and other products for pets.

We have a single customer that accounted for 7% and 14% of revenue for the three months ended March 31, 2021 and 2020, respectively. Product sales with this customer resulted in accounts receivable of $75 million and $87 million as of March 31, 2021 and December 31, 2020, respectively.

We are exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates.

Selected geographic area information was as follows:

	Three Months Ended March 31,
	2021	2020
Revenue—to unaffiliated customers (1)
United States	$533	$300
International	709	358
Revenue	$1,242	$658

(1)Revenue is attributed to the countries based on the location of the customer.

2021 Q1 Form 10-Q | 25

Note 13. Retirement Benefits

The following table summarizes net periodic benefit cost relating to our defined benefit pension plans:

	Three Months Ended March 31,
	2021	2020
Service cost	$5	$3
Interest cost	1	—
Expected return on plan assets	(2)	(1)
Amortization of prior service cost	(2)	(2)
Amortization of net actuarial loss	1	1
Curtailments (Note 5)	(9)	—
Net periodic benefit cost	$(6)	$1

The components of net periodic benefit cost other than service cost and curtailments are included in other expense, net in the condensed consolidated statements of operations. Curtailments are included in asset impairment, restructuring and other special charges, in the condensed consolidated statements of operations.

Note 14. Loss Per Share

We compute basic loss per share by dividing net loss available to common shareholders by the actual weighted average number of common shares outstanding for the reporting period. Elanco has variable common stock equivalents relating to certain equity awards in stock-based compensation arrangements and the TEU prepaid stock purchase contracts (see Note 7: Equity for further discussion). Diluted earnings per share reflects the potential dilution that could occur if holders of the unvested equity awards and unsettled TEUs converted their holdings into common stock. The weighted average number of potentially dilutive shares outstanding is calculated using the treasury stock method. Potential common shares that would have the effect of increasing diluted earnings per share (or reducing loss per share) are considered to be anti-dilutive and as such, these shares are not included in the calculation of diluted loss per share.

Basic and diluted loss per share are calculated as follows:

	Three Months Ended March 31,
	2021	2020
Net loss available to common shareholders	$(61)	$(49)
Determination of shares:
Weighted average common shares outstanding	486.7	403.9
Assumed conversion of dilutive common stock equivalents (1)	—	—
Diluted weighted average shares outstanding	486.7	403.9
Loss per share (2)
Basic	$(0.12)	$(0.12)
Diluted	$(0.12)	$(0.12)

(1)During the three months ended March 31, 2021 and 2020, we reported a net loss. Therefore, dilutive common stock equivalents are not assumed to have been issued since their effect is anti-dilutive. As a result, basic and diluted weighted average shares are the same, causing diluted net loss per share to be equivalent to basic net loss per share. For the three months ended March 31, 2021 and 2020, approximately 1.6 million and 1.8 million, respectively, of potential common shares were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.
(2)Due to rounding conventions, loss per share may not recalculate precisely based on the amounts presented within this table.

2021 Q1 Form 10-Q | 26

Note 15. Transactions and Agreements with Bayer

While Bayer is no longer considered a related party, we have transacted with Bayer during the period after the acquisition of Bayer Animal Health, including the period in which Bayer was considered a principal owner of Elanco. These transactions primarily related to local country asset purchases and various transitional services agreements (TSAs), contract manufacturing arrangements, and certain lease agreements to ensure business continuity after the acquisition.

For regulatory purposes in certain jurisdictions, consideration was required to be paid locally at closing in addition to amounts paid globally for the acquisition. Pursuant to the stock and asset purchase agreement, Bayer has provided a refund for payment amounts duplicated in these regions. The total amount paid to and received from Bayer during the three months ended March 31, 2021 for these local country asset purchases was approximately $16 million. All local country asset purchases have been completed as of March 31, 2021.

2021 Q1 Form 10-Q | 27

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations (MD&A) is intended to assist the reader in understanding and assessing significant changes and trends related to our results of operations and financial position. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying footnotes in Item 1 of Part I of this Quarterly Report on Form 10-Q. Certain statements in this Item 2 of Part I of this Quarterly Report on Form 10-Q constitute forward-looking statements. Various risks and uncertainties, including those discussed in "Forward-Looking Statements," Item 1A, "Risk Factors," of Part II of this Quarterly Report on Form 10-Q, and Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, may cause our actual results, financial position, and cash generated from operations to differ materially from these forward-looking statements.

Overview

Founded in 1954, Elanco is a premier animal health company that innovates, develops, manufactures and markets products for pets and farm animals. Headquartered in Greenfield, Indiana, we are one of the largest animal health companies in the world, with pro forma combined revenue of Elanco and Bayer Animal Health of approximately $4.4 billion for the year ended December 31, 2020.

On August 1, 2020, we completed the acquisition of Bayer Animal Health. The acquisition expanded our pet health product category, advancing our planned portfolio mix transformation and creating a better balance between our farm animal and pet health product categories. Our existing product portfolio and pipeline have been enhanced by the addition of Bayer Animal Health, which complements our commercial operations and international infrastructure. See Note 4: Acquisitions and Divestitures to the condensed consolidated financial statements for additional information on the acquisition. Subsequent to the acquisition date, our consolidated financial statements include the assets, liabilities, operating results and cash flows of Bayer Animal Health.

We offer a diverse portfolio of approximately 190 brands that make us a trusted partner to veterinarians and farm animal producers in more than 90 countries. Our products are generally sold worldwide to third-party distributors, retailers, and directly to farm animal producers and veterinarians. With the acquisition of Bayer Animal Health, we have expanded our presence in retail and e-commerce channels in order to meet pet owners where they want to purchase.

We operate our business in a single segment directed at fulfilling our vision of enriching the lives of people through food, making protein more accessible and affordable and through pet companionship, helping pets live longer, healthier lives. In 2020, we renamed our four primary product categories by replacing "food animal" and "companion animal" with "farm animal" and "pet health," respectively, to better reflect the terminology used by our customers. We advance our vision with the following offering of portfolio solutions:

Pet Health: Our portfolio is focused on parasiticides, vaccines and therapeutics. We have one of the broadest parasiticide portfolios in the pet health sector based on indications, species and formulations, with products that protect pets from worms, fleas and ticks. Our Seresto and Advantage, Advantix, Advocate (collectively referred to as the Advantage Family) products are over-the-counter treatments for the elimination and prevention, respectively, of fleas and ticks, and complement our prescription parasiticide products, Credelio, Interceptor Plus, and Trifexis. Our vaccines portfolio provides differentiated prevention coverage for a number of important pet health risks and is available in the U.S. only. In therapeutics, we have a broad pain and osteoarthritis portfolio across species, modes of action, indications and disease stages. Pet owners are increasingly treating osteoarthritis in their pets, and our Galliprant™ product is one of the fastest growing osteoarthritis treatments in the U.S. Additionally, we have products that offer treatment for otitis (ear infections) with Claro™, as well as treatments for certain cardiovascular and dermatology indications.

2021 Q1 Form 10-Q | 28

Farm Animal: Our farm animal portfolio consists of products to prevent, control and treat health challenges primarily focused on cattle (beef and dairy), swine, poultry, and aquaculture (cold and warm water) production. Our products include medicated feed additives, injectable antibiotics, vaccines, insecticides, and enzymes, among others. We have a wide range of farm animal products, including Rumensin and Baytril™, both of which are used extensively in ruminants (e.g., cattle, sheep and goats) and swine production. In poultry, our Maxiban product, is a valuable offering for the control and prevention of intestinal disease.
A summary of our 2021 revenue and net loss compared with the same period in 2020 is as follows:

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Revenue	$1,242	$658
Net loss	(61)	(49)

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

2021 Q1 Form 10-Q | 29

Factors Affecting Our Results of Operations

COVID-19 Pandemic

Our business has been impacted by the COVID-19 pandemic that originated in December 2019. We continue to monitor the global outbreak of COVID-19 and have worked with our customers, employees, suppliers and other stakeholders to mitigate the risks posed by its spread. The COVID-19 pandemic continues to impact the economy in the United States and globally, and has had an effect on the operations of our company, vendors and suppliers, and supply of and demand for our products as follows:

Operations

As a result of the COVID-19 pandemic, governmental authorities implemented measures to try to contain the virus, such as travel bans and restrictions, limits on gatherings, quarantines, shelter-in-place orders, site closures and business shutdowns. These measures have affected the ability of our employees, vendors, and suppliers to perform their respective responsibilities and obligations relative to the conduct of our business. We have important manufacturing operations worldwide that have been impacted by the outbreak. Measures requiring business shutdowns generally exclude certain essential services, and those essential services commonly include critical infrastructure and the businesses that support that critical infrastructure. Because the animal health industry has been designated an essential business, our manufacturing and research facilities remain operational, while our employees in other company functions continue to primarily work remotely. These measures have impacted and may further impact our workforce and operations, as well as those of our customers, vendors and suppliers.

Supply

In the first quarter of 2021, we did not experience significant impacts or interruptions to our supply chain as a result of the COVID-19 pandemic. However, as the pandemic continues, we may face supply chain disruptions due to operational difficulties experienced by our suppliers. Although we regularly monitor the financial health of companies in our supply chain, the financial hardship on our suppliers caused by the COVID-19 pandemic could cause a disruption in our ability to obtain raw materials or components required to manufacture our products, adversely affecting our operations. Freight processes have experienced, and could continue to experience, lead time disruptions and increases in shipping costs, negatively impacting our profitability.

Demand

The COVID-19 pandemic has adversely impacted global economic conditions. In particular, the COVID-19 pandemic created significant uncertainty for our channel distribution partners with respect to end customer demand and working capital, particularly in early 2020. Based on these factors, in addition to a shift in tactics for demand generation with our distributors, in the first and second quarters of 2020, we reduced the amount of inventory held in the channel. For our pet health business, demand in our direct to retailer and e-commerce channels could be negatively impacted by economic conditions as they fluctuate.

In our farm animal business, demand has been negatively impacted by processing plant closures, resulting in a backlog of animals ready for processing, and weakened food service demand, which collectively have pressured producer economics. Processing plants have adjusted operations and have cleared most of the backlog, and demand for certain protein categories continues to recover. While the impact has been most significant for the U.S. livestock industry, particularly in the second and third quarters of 2020, the pressure has occurred globally and across species. As the pandemic has continued through the beginning of 2021, our business has been affected by lower levels of demand in certain markets due to unfavorable macroeconomic conditions and reduced food service consumption. As a result, the industry has seen pressured prices and producer profitability across species, most notably in international poultry and aqua. We anticipate that recovery of end consumer demand, particularly in the food service business as compared to prior year will continue to occur, particularly impacting our farm animal business, throughout 2021.

Our third party distributors may face difficulties maintaining operations and normal liquidity in light of government-mandated restrictions. Due to liquidity and working capital pressure caused by the COVID-19 pandemic, our distributors continue to manage inventory more tightly. In response to this along with a shift in tactics for demand generation with our distributors, we reduced channel inventory levels during the first half of 2020 as we tightened our approach across all facets of our distributor relationships. We estimate that this decreased our revenue by

2021 Q1 Form 10-Q | 30

approximately $160 million. These actions have allowed us to improve working capital management, increase gross margin, implement new compensation structures with our distributors and enable greater control of overall stock levels. We continue to monitor the impacts on our customers' liquidity and therefore our ability to collect on our accounts receivable. While our allowance on these receivables factors in expected credit losses, disruption and declines in the global economy could result in difficulties in our ability to collect, which we have not experienced on a material basis at this time. If significant issues with collections occur, material increases in our allowance for doubtful accounts may be required.

Our Acquisition of Bayer Animal Health

We have incurred and expect to continue to incur expenses in connection with our acquisition of Bayer Animal Health including fees for professional services such as legal, accounting, consulting, and other advisory fees and expenses. Expenses incurred in 2021 primarily relate to integration activities. In addition, we have incurred and expect to continue to incur costs related to the build out of processes and systems to support finance and global supply and logistics and to expand administrative functions, including, but not limited to, information technology, facilities management, distribution, human resources, and manufacturing, to replace services previously provided by the former parent company of Bayer Animal Health. We anticipate that these additional costs will be partially offset by expected synergies.

Product Development and New Product Launches

A key element of our targeted value creation strategy is to drive growth through portfolio development and product innovation. We continue to pursue the development of new chemical and biological molecules through our approach to innovation. Our future growth and success depend on both our pipeline of new products, including new products that we may develop through joint ventures and products that we are able to obtain through license or acquisition, and the expansion of the use of our existing products. We believe we are an industry leader in animal health R&D, with a track record of product innovation, business development and commercialization.

Competition

We face intense competition. Principal methods of competition vary depending on the particular region, species, product category, or individual product. Some of these methods include new product development, including generic alternatives to our products, quality, price, service and promotion.

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

Prior to the acquisition of Bayer Animal Health, our acquisitions within the last six years added in the aggregate $1.4 billion in revenue, 4,600 full-time employees, 12 manufacturing and eight R&D sites. The acquisition of Bayer Animal Health on August 1, 2020 added 3,900 full-time employees, eight manufacturing sites, and four R&D sites. In addition, from 2015 to 2020, changing market demand for antibiotics and other headwinds, such as competition with generics and innovation, affected some of our highest gross margin products, resulting in a change to our product mix and driving operating margin lower. In response, we implemented a number of initiatives across the manufacturing, R&D and selling, general and administrative (SG&A) functions. Our manufacturing cost savings strategies included improving manufacturing processes and headcount through lean manufacturing (minimizing waste while maintaining productivity), closing manufacturing sites, consolidating our CMO network, strategically insourcing certain projects, and pursuing cost savings opportunities with respect to raw materials via a new procurement process. Additional cost savings have resulted from reducing the number of R&D sites, SG&A savings

2021 Q1 Form 10-Q | 31

from sales force consolidation, and reducing discretionary and other general and administrative (G&A) operating expense.

Foreign Exchange Rates

Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 90 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. During the three months ended March 31, 2021 and 2020, approximately 54% and 49%, respectively, of our revenue was denominated in foreign currencies. As we operate in multiple foreign currencies, including the Euro, British pound, Swiss franc, Brazilian real, Australian dollar, Japanese yen, Canadian dollar, Chinese yuan, and other currencies, changes in those currencies relative to the U.S. dollar impact our revenue, cost of sales and expenses, and consequently, net income. These fluctuations may also affect the ability to buy and sell our products between markets impacted by significant exchange rate variances. Currency movements had a limited impact on revenue during the three months ended March 31, 2021 and 2020.

Our Relationship with Lilly and Additional Standalone Costs

All operations-focused TSAs that went into effect after our 2018 separation from Lilly were exited as planned on March 31, 2021. We are nearly complete with investments in expanding our own administrative functions, including, but not limited to, information technology, facilities management, distribution, human resources, and manufacturing, to replace services previously provided by Lilly. Because of initial stand up costs and overlaps with services previously provided by Lilly, we have incurred and expect to continue to incur certain temporary, duplicative expenses in connection with the Separation. We have also incurred and expect to continue to incur costs related to the build out of processes and systems to support finance and global supply and logistics, among others. We currently estimate these costs taken together to be in a range from $315 million to $335 million, net of completed and planned real estate dispositions and employee benefit changes, of which a portion will be capitalized and the remainder will be expensed.

Asset Impairment, Restructuring and Other Special Charges

During the three months ended March 31, 2021 and 2020 including in connection with the productivity initiatives described above under "Factors Affecting Our Results of Operations - Productivity," we incurred charges related to asset impairment, restructuring and other special charges, including integration of acquired businesses. These charges include severance costs resulting from actions taken to reduce our costs, asset impairment charges primarily related to competitive pressures for certain pet health products, product rationalizations, site closures and integration costs related to acquired businesses, primarily Bayer Animal Health, and costs related to the build out of processes and systems to support finance and global supply and logistics, among others, as we stand our organization up as an independent company.

For more information on these charges, see Note 5: Asset Impairment, Restructuring and Other Special Charges to the condensed consolidated financial statements.

Results of Operations

The following discussion and analysis of our results of operations should be read along with our condensed consolidated financial statements and the notes thereto.

2021 Q1 Form 10-Q | 32

	Three Months Ended March 31,
(Dollars in millions)	2021	2020	% Change
Revenue	$1,242	$658	89%
Costs, expenses and other:
Cost of sales	569	333	71%
% of revenue	46%	51%	(5)%
Research and development	89	67	33%
% of revenue	7%	10%	(2)%
Marketing, selling and administrative	348	182	91%
% of revenue	28%	28%	—%
Amortization of intangible assets	147	52	183%
% of revenue	12%	8%	4%
Asset impairment, restructuring and other special charges	108	75	44%
Interest expense, net of capitalized interest	61	16	281%
Other expense, net	—	1	NM
Loss before income taxes	(80)	(68)	18%
% of revenue	(6)%	(10)%	4%
Income tax benefit	(19)	(19)	—%
Net loss	$(61)	$(49)	24%
Certain amounts and percentages may reflect rounding adjustments.
NM - Not meaningful

Disaggregated Revenue

On a global basis, our revenue for the three months ended March 31 is summarized as follows:

	Revenue		% of Total Revenue		Increase (Decrease)
(Dollars in millions)	2021	2020	2021	2020	$ Change	% Change	CER (1)
Pet Health	$645	$206	52%	31%	$439	213%	211%
Farm Animal	578	433	47%	66%	145	33%	34%
Subtotal	1,223	639	98%	97%	584	91%	91%
Contract Manufacturing(2)	19	19	2%	3%	—	—%	—%
Total	$1,242	$658	100%	100%	584	89%	88%
(1)Constant exchange rate (CER) is defined as revenue growth excluding the impact of foreign exchange. The calculation assumes the same foreign currency exchange rates that were in effect for the comparable prior-year period were used in translation of the current period results. We believe this metric provides a useful comparison to previous periods.
(2)Represents revenue from arrangements in which we act as a contract manufacturer, including supply agreements associated with divestitures of products related to the acquisition of Bayer Animal Health.

Total revenue increased $584 million to $1,242 million comprised of $683 million from the legacy Elanco portfolio and $559 million from the legacy Bayer Animal Health portfolio. This 89% increase reflects a 86% increase in volume, a 2% increase in price, and a limited favorable impact from foreign exchange rates.

The detailed change in revenue by product category was as follows:

•Pet Health revenue increased by $439 million, or 213%, for the quarter, driven by an increase in revenue as a result of the addition of Bayer Animal Health product revenue of $369 million in the quarter. The increase in the legacy Elanco business was driven by a favorable comparison to the prior year, during which we reduced channel inventory levels with our distributors, negatively impacting revenue by approximately $60 million. Growth in the legacy Elanco business was also attributable to higher volume in newer generation parasiticide and pain products.

2021 Q1 Form 10-Q | 33

•Farm Animal revenue increased by $145 million, or 33%, for the quarter, driven by an increase in revenue as a result of the addition of Bayer Animal Health product revenue of $174 million in the quarter. Legacy Elanco revenue declined as a result of an unfavorable comparison to the prior year, which included anticipatory buying by direct customers in international export markets to ensure continuity of supply ahead of potential COVID-19 disruptions. In addition, the decline in the current period was driven by lower levels of demand in certain markets due to the negative impact of the COVID-19 pandemic on poultry and aqua consumption, production, and profitability as well as generic competition, partly offset by increased demand in China and price growth.
•Contract Manufacturing revenue remained flat at $19 million, and represented 2% of total revenue. Contract manufacturing revenue for the period includes $16 million resulting from the acquisition of Bayer Animal Health.
Cost of Sales

	Three Months Ended March 31,
(Dollars in millions)	2021	2020	% Change
Cost of sales	$569	$333	71%
% of revenue	46%	51%

Cost of sales increased 71%, primarily due to the amortization of the fair value adjustment to inventory of $62 million due to the acquisition of Bayer Animal Health along with an increase in legacy Elanco sales. Excluding the amortization of the inventory fair value adjustment, cost of sales would have been approximately 41% of revenue, compared to 51% in the prior year. This decrease is due to the inclusion of Bayer Animal Health products, which have higher margins, along with continued improvements in manufacturing productivity and increases in price.

Research and development

	Three Months Ended March 31,
(Dollars in millions)	2021	2020	% Change
Research and development	$89	$67	33%
% of revenue	7%	10%

R&D expenses increased 33%, primarily due to the inclusion of the Bayer Animal Health business. As a percent of revenue, research and development was 7% compared to 10% in the prior year, partly due to a delay of some project spend from the first quarter to the second quarter.

Marketing, selling and administrative

	Three Months Ended March 31,
(Dollars in millions)	2021	2020	% Change
Marketing, selling and administrative	$348	$182	91%
% of revenue	28%	28%

Marketing, selling and administrative expenses as a percentage of revenue were flat year over year. Expenses as a percentage of revenue remained flat primarily due to a delay of planned spend for direct-to-consumer and digital advertising from the first quarter to the second quarter resulting from a cooler early parasiticide season. Expenses increased 91% over prior year, primarily due to the acquisition of Bayer Animal Health and increased information technology spending.

2021 Q1 Form 10-Q | 34

Amortization of intangible assets

	Three Months Ended March 31,
(Dollars in millions)	2021	2020	% Change
Amortization of intangible assets	$147	$52	183%

Amortization of intangible assets increased $95 million, primarily due to the addition of amortization of intangible assets recorded from the acquisition of Bayer Animal Health.

Asset impairment, restructuring and other special charges

	Three Months Ended March 31,
(Dollars in millions)	2021	2020	% Change
Asset impairment, restructuring and other special charges	$108	$75	44%

Asset impairment, restructuring and other special charges increased $33 million, primarily due to severance associated with the restructuring program announced during the first quarter of 2021, an asset impairment charge recorded to adjust the fair value of intangible assets that were subject to product rationalization, higher integration costs of acquisitions, and costs associated with the implementation of new systems, programs, and processes due to our separation from Lilly and in connection with the acquisition of Bayer Animal Health, as more fully described in Note 5. These increases were partially offset by adjustments to severance accruals under the September 2020 program primarily as a result of restructured personnel filling open positions and favorable negotiations, and a related pension curtailment gain from the September 2020 and January 2021 programs.

For additional information regarding our asset impairment, restructuring and other special charges, see Note 5: Asset Impairment, Restructuring and Other Special Charges to the condensed consolidated financial statements.

Interest expense, net of capitalized interest

	Three Months Ended March 31,
(Dollars in millions)	2021	2020	% Change
Interest expense, net of capitalized interest	$61	$16	281%

Interest expense, net of capitalized interest, increased $45 million, primarily due to interest associated with the term loan B entered into August 1, 2020 and used to finance the Bayer Animal Health acquisition.

Other expense, net

	Three Months Ended March 31,
(Dollars in millions)	2021	2020	% Change
Other expense, net	$—	$1	NM

Other expense recorded during the three months ended March 31, 2021 consisted of losses recorded in relation to divestitures. This was fully offset by up-front payments received, milestones earned, and equity issued to us in relation to a license agreement. Other expense recorded during the three months ended March 31, 2020 was primarily composed of foreign exchange losses.

Income tax benefit

	Three Months Ended March 31,
(Dollars in millions)	2021	2020	% Change
Income tax benefit	$(19)	$(19)	—%
Effective tax rate	23.5%	27.6%

Income tax benefit was $19 million for the three months ended March 31, 2021 and 2020. The effective tax rates

2021 Q1 Form 10-Q | 35

for both periods were impacted by net discrete tax items. See Note 10: Income Taxes to the condensed consolidated financial statements for further discussion.

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

We believe our primary sources of liquidity are sufficient to fund our short-term and long-term existing and planned capital requirements, which include working capital obligations, funding existing marketed and pipeline products, capital expenditures, business development in our targeted areas, short-term and long-term debt obligations which include principal and interest payments as well as interest rate swaps, operating lease payments, purchase obligations, and costs associated with the integration of Bayer Animal Health. In addition, we have the ability to access capital markets to obtain debt refinancing for longer-term funding, if required, to service our long-term debt obligations. Further, we believe we have sufficient cash flow and liquidity to remain in compliance with our debt covenants.

Our ability to meet future funding requirements may be impacted by macroeconomic, business and financial volatility. As markets change, we will continue to monitor our liquidity position. However, a challenging economic environment or an economic downturn may impact our liquidity or ability to obtain future financing. See "Item 1A. Risk Factors - We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented:

(Dollars in millions)	Three Months Ended March 31,
Net cash provided by (used for):	2021	2020	$ Change
Operating activities	$22	$4	$18
Investing activities	10	(20)	30
Financing activities	2	897	(895)
Effect of exchange-rate changes on cash and cash equivalents	(25)	(9)	(16)
Net increase in cash, cash equivalents and restricted cash	$9	$872	$(863)

Operating activities

Our cash provided by operating activities increased by $18 million, to $22 million for the three months ended March 31, 2021 from $4 million for the three months ended March 31, 2020. The increase was driven by higher net income after excluding amounts related to non-cash operating activities, including depreciation and amortization and inventory fair value step-up amortization. This increase was partially offset by the impact of changes in operating assets and liabilities. The COVID-19 global health pandemic and related economic downturn led to an increase in customer accounts receivable that were past due at the end of the first quarter of 2020; however, customer collections improved throughout the remainder of the year and payment terms decreased. In the past, we have extended our payment terms for distributors on occasion. Although we presently have no plans to do so in the future, it is possible that we will need to extend payment terms in certain situations as a result of the COVID-19 global health pandemic, competitive pressures and the need for certain inventory levels at our channel distributors to avoid supply disruptions. If so, such extensions of customer payment terms could result in additional uses of our cash flow.

2021 Q1 Form 10-Q | 36

Investing activities

Our cash provided by investing activities was $10 million for the three months ended March 31, 2021 as compared to cash used for investing activities of $20 million for the three months ended March 31, 2020. The change was primarily driven by a decrease in the cash consideration paid to acquire Bayer Animal Health due to the finalization of the working capital adjustment during the period, partially offset by purchases of intangible assets.

Financing activities

Our cash provided by financing activities decreased by $895 million to $2 million for the three months ended March 31, 2021 from $897 million for the three months ended March 31, 2020. Cash provided by financing activities during the three months ended March 31, 2021 reflected net proceeds from our revolving credit facility, partially offset by the repayment of indebtedness outstanding under our term loan B credit facility. Cash provided by financing activities during the three months ended March 31, 2020, reflected proceeds from issuances of common stock and TEUs during the period, partially offset by the repayment of indebtedness outstanding under our previous term loan facility.

Description of Indebtedness

For a complete description of our description of our debt and available credit facilities as of March 31, 2021 and December 31, 2020, see Note 8: Debt to the condensed consolidated financial statements.

Off Balance-Sheet Arrangements

Other than the commitments and contingencies disclosed in Note 11: Commitments and Contingencies, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, or liquidity.

Contractual Obligations

Our contractual obligations and commitments as of March 31, 2021 are primarily comprised of long-term debt obligations, including interest payments, and purchase obligations. Our long-term debt obligations are comprised of our expected principal and interest obligations and our interest rate swaps. Purchase obligations consist of open purchase orders as of March 31, 2021 and contractual payment obligations with significant vendors which are noncancelable and are not contingent. These obligations are primarily short-term in nature.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Certain of our accounting policies are considered critical because these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments by us, often requiring the use of estimates about the effects of matters that are inherently uncertain. Actual results that differ from our estimates could have an unfavorable effect on our financial position and results of operations. We apply estimation methodologies consistently from year to year. Such policies are summarized in Item 7, "Management's Discussion & Analysis of Results of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes in the application of our critical accounting policies during the three months ended March 31, 2021.

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

2021 Q1 Form 10-Q | 37

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

We estimate that a hypothetical 10% adverse movement in all foreign currency exchange rates related to the translation of the results of our foreign operations would decrease our net income by approximately $6 million for the three months ended March 31, 2021.

Interest Risk

Borrowings under our term loan B credit facility are exposed to interest rate fluctuations based on LIBOR. As of March 31, 2021, we held certain interest rate swap agreements with a notional value of approximately $4.1 billion that have the economic effect of modifying the variable-interest obligations associated with the term loan B credit facility, so that a portion of the variable-rate interest payable becomes fixed. During the three months ended March 31, 2021, we recorded a gain of $53 million, net of taxes on these interest rate swaps in other comprehensive loss. The gain is primarily attributable to an increase in the U.S. Treasury yield curve during the first quarter of 2021. See Note 9: Financial Instruments and Fair Value to the condensed consolidated financial statements for further information.

Recently Issued Accounting Pronouncements

For discussion of our new accounting standards, see Note 2: Implementation of New Financial Accounting Pronouncements to the condensed consolidated financial statements.

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

Our management, with the participation of Jeffrey N. Simmons, president and chief executive officer, and Todd S. Young, executive vice president and chief financial officer, evaluated our disclosure controls and procedures as of March 31, 2021. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective.

(b)Changes in Internal Controls. As of March 31, 2021, management is in the process of integrating the internal controls of the acquired Bayer Animal Health business into our existing operations as part of planned integration activities. In addition, we have transitioned from a Lilly solutions center to a newly established Elanco solutions center and substantially completed the implementation of our new Enterprise Resource Planning (ERP) system during the three months ended March 31, 2021. Other than the controls enhanced or implemented to integrate the Bayer Animal Health business and certain control processes that were updated to reflect our ERP implementation, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As additional transformation activities occur, we will continue to monitor and evaluate our internal control over financial reporting. Further, we have not experienced any material impact to our internal controls over financial reporting despite our accounting, finance, and legal employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness.

2021 Q1 Form 10-Q | 38

PART II
ITEM 1. LEGAL PROCEEDINGS

See Note 11: Commitments and Contingencies to the condensed consolidated financial statements for a summary of our legal proceedings.

ITEM 1A. RISK FACTORS

Other than the revisions set forth below, there have been no material changes from the risk factors disclosed in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

The following risk factor has been changed from the risk factor that was previously disclosed:

Unanticipated safety, quality or efficacy concerns or identified concerns associated with our products may harm our reputation and have an adverse impact on our performance.

Unanticipated safety, quality or efficacy concerns arise from time to time with respect to animal health products, whether or not scientifically or clinically supported, potentially leading to product recalls, withdrawals or suspended or declining sales, as well as product liability and other claims. Regulatory actions based on these types of safety, quality or efficacy concerns could impact all, or a significant portion, of a product’s sales.

For example, lawsuits seeking actual damages, injunctive relief, and/or restitution for allegedly deceptive marketing have been filed against us arising out of the use of Seresto, a non-prescription flea and tick collar for cats and dogs, based on reports alleging that the collar has caused injury and death to pets. Further, a U.S. House of Representative subcommittee chair requested that we produce certain documents and information related to the Seresto collar and further made a request to temporarily remove Seresto collars from the market. Similar actions relating to Seresto could be taken by regulatory agencies. If any such claims with respect to Seresto or our other products are resolved adversely to us, or if a regulatory agency determines that a recall of any of our products, including Seresto, is necessary, such action could cause harm to our reputation, reduce our product sales, result in monetary penalties and other costly remedies against us, and could therefore have a material adverse effect on our business, financial condition and results of operations.

In addition, we depend on positive perceptions of the safety, quality and efficacy of our products, and animal health products in general, by food producers, veterinarians and pet owners. Any concern as to the safety, quality or efficacy of our products, whether actual or perceived, may harm our reputation. These concerns, including those relating to Seresto, and the related harm to our reputation could materially adversely affect our business, financial condition and results of operations, regardless of whether such reports are accurate.

2021 Q1 Form 10-Q | 39

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(none)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(none)

ITEM 4. MINE SAFETY DISCLOSURES

(none)

ITEM 5. OTHER INFORMATION

(none)

2021 Q1 Form 10-Q | 40

ITEM 6. EXHIBITS

The following exhibits are either filed or furnished herewith (as applicable) or, if so indicated, incorporated by reference to the documents indicated in parentheses, which have previously been filed or furnished with the Securities and Exchange Commission.

Exhibit Number	Description
10.1	Form of Elanco Animal Health Incorporated Restricted Stock Unit Award Agreement for executives with respect to annual awards (filed herewith).
10.2	Form of Elanco Animal Health Incorporated Performance-Based Restricted Stock Unit Award Agreement for executives with respect to annual awards (filed herewith).
10.3	Elanco Animal Health Incorporated Corporate Bonus Plan (filed herewith).
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

2021 Q1 Form 10-Q | 41

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ELANCO ANIMAL HEALTH INCORPORATED
(Registrant)

Date:	May 7, 2021	/s/ Jeffrey N. Simmons
Jeffrey N. Simmons
President and Chief Executive Officer
Date:	May 7, 2021	/s/ Todd S. Young
Todd S. Young
Executive Vice President, Chief Financial Officer

2021 Q1 Form 10-Q | 42