Form 10-Q
period 2021-06-30
Elanco Animal Health Inc
filed 2021-08-09
CIK 1739104

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
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
Yes ☐ No ☒
The number of shares of common stock outstanding as of August 5, 2021 were 473,019,117

ELANCO ANIMAL HEALTH INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

2021 Q2 Form 10-Q | 2

FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the federal securities laws. This quarterly report contains forward-looking statements, including, without limitation, statements concerning the impact on Elanco Animal Health Incorporated and its subsidiaries (collectively, Elanco, the Company, we, us or our) caused by the pending acquisition of Kindred Biosciences, Inc. (KindredBio), the integration of the animal health business of Bayer Aktiengesellschaft (Bayer), expected synergies and cost savings, expectations relating to the sales of manufacturing facilities, product launches, independent company stand-up costs and timing, the coronavirus (COVID-19) global pandemic, reduction of debt, expectations relating to liquidity and sources of capital, our expected compliance with debt covenants, cost savings and expenses relating to restructuring actions, our industry and our operations, performance and financial condition, and including in particular, statements relating to our business, growth strategies, distribution strategies, product development efforts and future expenses.

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
•our ability to complete acquisitions and successfully integrate the businesses we acquire, including Kindred Biosciences, Inc. and the animal health business of Bayer (Bayer Animal Health);
•effect of our substantial indebtedness on our business;
•the uncertainties inherent in research relating to product safety and additional analyses of existing safety data;
•actions by regulatory bodies, including as a result of their interpretation of studies on product safety;
•unfavorable publicity resulting from media reports on our products;

2021 Q2 Form 10-Q | 3

•public acceptance of our products; and
•the impact of litigation, regulatory investigations, and other legal matters.
See “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (SEC), and Item 1A, "Risk Factors," of Part II of our Quarterly Report on Form 10-Q for the period ended March 31, 2021 and Part II of this Quarterly Report on Form 10-Q, for a further description of these and other factors. Although we have attempted to identify important risk factors, there may be other risk factors not presently known to us or that we presently believe are not material that could cause actual results and developments to differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report. If any of these risks materialize, or if any of the above assumptions underlying forward-looking statements prove incorrect, actual results and developments may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report. We caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this quarterly report. Any forward-looking statement made by us in this quarterly report speaks only as of the date hereof. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or to revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such, and should be viewed as historical data.

2021 Q2 Form 10-Q | 4

PART I
ITEM 1. FINANCIAL STATEMENTS

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$1,279	$586	$2,521	$1,244
Costs, expenses and other:
Cost of sales	551	296	1,120	629
Research and development	94	59	183	126
Marketing, selling and administrative	385	163	733	345
Amortization of intangible assets	129	49	276	101
Asset impairment, restructuring and other special charges	299	119	407	194
Interest expense, net of capitalized interest	60	25	121	41
Other income, net	(3)	(48)	(3)	(47)
	1,515	663	2,837	1,389
Loss before income taxes	(236)	(77)	(316)	(145)
Income tax benefit	(26)	(24)	(45)	(43)
Net loss	$(210)	$(53)	$(271)	$(102)

Loss per share:
Basic	$(0.43)	$(0.13)	$(0.56)	$(0.25)
Diluted	$(0.43)	$(0.13)	$(0.56)	$(0.25)
Weighted average shares outstanding:
Basic	487.3	413.2	487.0	408.5
Diluted	487.3	413.2	487.0	408.5
See notes to condensed consolidated financial statements.

2021 Q2 Form 10-Q | 5

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(210)	$(53)	$(271)	$(102)
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives for cash flow hedges, net of taxes	(5)	(21)	48	(60)
Foreign currency translation	169	50	(297)	21
Defined benefit pension and retiree health benefit plans, net of taxes	3	(1)	11	(2)
Other comprehensive income (loss), net of taxes	167	28	(238)	(41)
Comprehensive loss	$(43)	$(25)	$(509)	$(143)
See notes to condensed consolidated financial statements.

2021 Q2 Form 10-Q | 6

Elanco Animal Health Incorporated
Condensed Consolidated Balance Sheets
(in millions)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$580	$495
Accounts receivable, net of allowances of $10 (2021) and $9 (2020)	1,067	872
Other receivables	107	205
Inventories	1,450	1,578
Prepaid expenses and other	227	256
Restricted cash	—	11
Total current assets	3,431	3,417
Noncurrent Assets
Goodwill	6,239	6,225
Other intangibles, net	5,755	6,387
Other noncurrent assets	375	348
Property and equipment, net of accumulated depreciation of $1,054 (2021) and $1,038 (2020)	1,033	1,316
Total assets	$16,833	$17,693
Liabilities and Equity
Current Liabilities
Accounts payable	$506	$501
Employee compensation	124	144
Sales rebates and discounts	303	295
Current portion of long-term debt	555	555
Other current liabilities	502	582
Total current liabilities	1,990	2,077
Noncurrent Liabilities
Long-term debt	5,542	5,572
Accrued retirement benefits	317	346
Deferred taxes	767	900
Other noncurrent liabilities	237	322
Total liabilities	8,853	9,217
Commitments and Contingencies	—	—
Equity
Preferred stock, no par value, 1,000,000,000 shares authorized; none issued	—	—
Common stock, no par value, 5,000,000,000 shares authorized, 473,003,487 and 471,921,116 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	8,663	8,650
Accumulated deficit	(748)	(477)
Accumulated other comprehensive income	65	303
Total equity	7,980	8,476
Total liabilities and equity	$16,833	$17,693
See notes to condensed consolidated financial statements.

2021 Q2 Form 10-Q | 7

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Equity (Unaudited)
(Dollars and shares in millions)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Cash Flow Hedge Gain (Loss)	Foreign Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Total	Total Equity
December 31, 2019	373.0	$—	$5,636	$84	$—	$(199)	$25	$(174)	$5,546
Net loss	—	—	—	(49)	—	—	—	—	(49)
Adoption of Accounting Standards Update 2016-13	—	—	—	(1)	—	—	—	—	(1)
Other comprehensive loss, net of tax	—	—	—	—	(39)	(29)	(1)	(69)	(69)
Separation activities (1)	—	—	16	—	—	—	—	—	16
Stock compensation	—	—	11	—	—	—	—	—	11
Issuance of stock under employee stock plans, net	0.8	—	(13)	—	—	—	—	—	(13)
Issuance of common stock, net of issuance costs	25.0	—	768	—	—	—	—	—	768
Issuance of tangible equity units, net of issuance costs	—	—	452	—	—	—	—	—	452
March 31, 2020	398.8	—	6,870	34	(39)	(228)	24	(243)	6,661
Net loss	—	—	—	(53)	—	—	—	—	(53)
Other comprehensive income (loss), net of tax	—	—	—	—	(21)	50	(1)	28	28
Separation activities (1)	—	—	9	—	—	—	—	—	9
Stock compensation	—	—	8	—	—	—	—	—	8
Issuance of stock under employee stock plans, net	0.1	—	(1)	—	—	—	—	—	(1)
June 30, 2020	398.9	$—	$6,886	$(19)	$(60)	$(178)	$23	$(215)	$6,652

December 31, 2020	471.9	$—	$8,650	$(477)	$(61)	$360	$4	$303	$8,476
Net loss	—	—	—	(61)	—	—	—	—	(61)
Other comprehensive income (loss), net of tax	—	—	—	—	53	(466)	8	(405)	(405)
Stock compensation	—	—	15	—	—	—	—	—	15
Issuance of stock under employee stock plans, net	1.1	—	(18)	—	—	—	—	—	(18)
March 31, 2021	473.0	—	8,647	(538)	(8)	(106)	12	(102)	8,007
Net loss	—	—	—	(210)	—	—	—	—	(210)
Other comprehensive income (loss), net of tax	—	—	—	—	(5)	169	3	167	167
Stock compensation	—	—	16	—	—	—	—	—	16
June 30, 2021	473.0	$—	$8,663	$(748)	$(13)	$63	$15	$65	$7,980
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

2021 Q2 Form 10-Q | 8

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(271)	$(102)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	372	162
Change in deferred income taxes	(114)	(78)
Stock-based compensation expense	31	19
Asset impairment and write-down charges	278	3
Loss (gain) on sale of assets	2	(51)
Inventory fair value step-up amortization	63	—
Changes in operating assets and liabilities, net of acquisitions	(190)	206
Other non-cash operating activities, net	—	5
Net Cash Provided by Operating Activities	171	164
Cash Flows from Investing Activities
Net proceeds from sale (purchases) of property and equipment	(35)	19
Cash paid for acquisitions, net of cash acquired	73	—
Proceeds from settlement of net investment hedges	—	33
Purchases of intangible assets	(34)	—
Purchases of software	(12)	(60)
Other investing activities, net	(7)	(1)
Net Cash Used for Investing Activities	(15)	(9)
Cash Flows from Financing Activities
Repayments of borrowings	(37)	(378)
Proceeds from issuance of long-term debt	—	79
Proceeds from issuance of common stock and tangible equity units	—	1,220
Debt issuance costs	—	(3)
Other net financing transactions with Lilly	(11)	—
Other financing activities, net	(17)	(14)
Net Cash Provided by (Used for) Financing Activities	(65)	904
Effect of exchange rate changes on cash and cash equivalents	(17)	(2)
Net increase in cash, cash equivalents and restricted cash	74	1,057
Cash, cash equivalents and restricted cash at January 1	506	345
Cash, cash equivalents and restricted cash at June 30	$580	$1,402

	June 30,
	2021	2020
Cash and cash equivalents	$580	$1,391
Restricted cash	—	11
Cash, cash equivalents and restricted cash at June 30	$580	$1,402
See notes to condensed consolidated financial statements.

2021 Q2 Form 10-Q | 9

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

Elanco was originally a wholly owned subsidiary of Eli Lilly and Company (Lilly). Elanco Parent, formed as the ultimate parent company of substantially all of the animal health businesses of Lilly, completed an initial public offering (IPO) in September 2018 and Lilly completed the disposition of all of its ownership interest in Elanco in March 2019.

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

2021 Q2 Form 10-Q | 10

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

Note 3. Revenue

Our sales rebates are based on specific agreements. The most significant of our sales rebate programs in terms of accrual and payment amounts, percentage of our products that are sold via these programs, and level of judgment required in estimating the appropriate transaction price, relate to our programs in the U.S., France and the United Kingdom (U.K.). As of June 30, 2021 and 2020, the aggregate liability for sales rebates for these countries represented approximately 73% and 84%, respectively, of our total liability with the next largest country representing approximately 5% and 4%, respectively, of our total liability.

The following table summarizes the activity in our global sales rebates liability:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$331	$193	$295	$211
Reduction of revenue	178	91	367	177
Payments	(209)	(121)	(357)	(223)
Foreign currency translation adjustments	3	1	(2)	(1)
Ending balance	$303	$164	$303	$164

Adjustments to revenue recognized as a result of changes in estimates for the judgments described above during the three and six months ended June 30, 2021 and 2020 for product shipped in previous periods were not material.

Actual global product returns were approximately 1% and 2% of net revenue for the three months ended June 30, 2021 and 2020, respectively. Actual global product returns were approximately 1% and 2% of net revenue for the six months ended June 30, 2021 and 2020, respectively.

2021 Q2 Form 10-Q | 11

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Pet Health	$685	$254	$1,330	$460
Farm Animal	567	316	1,145	749
Contract Manufacturing (1)	27	16	46	35
Revenue	$1,279	$586	$2,521	$1,244
(1)Represents revenue from arrangements in which we act as a contract manufacturer, including supply agreements associated with divestitures of products related to the acquisition of Bayer Animal Health.

Note 4. Acquisitions and Divestitures

KindredBio Acquisition

On June 15, 2021, we entered into an agreement (the Merger Agreement) to acquire Kindred Biosciences, Inc. (KindredBio). KindredBio is a publicly traded (ticker symbol: KIN) biopharmaceutical company that develops innovative biologics focused on saving and improving the lives of pets. Under the terms and conditions set forth in the Merger Agreement, upon the consummation of the merger, we will acquire all outstanding common stock of KindredBio at a price of $9.25 per share, or approximately $440 million (subject to any KindredBio shareholders' proper exercise of appraisal rights). We intend to fund the acquisition with our revolving credit facility and available cash as necessary, and expect to close the transaction in the third quarter of 2021, subject to customary closing conditions, including approval by the stockholders of KindredBio.

Bayer Animal Health Acquisition

On August 1, 2020, we completed the acquisition of Bayer Animal Health, a provider of products intended to improve the health and well-being of pets and farm animals, in a cash and stock transaction. The transaction was accounted for as a business combination under the acquisition method of accounting. The acquisition method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The determination of estimated fair value requires management to make significant estimates and assumptions. The excess of the purchase price over the fair value of the acquired net assets, where applicable, has been recorded as goodwill. The results of operations of Bayer Animal Health are included in our condensed consolidated financial statements from the date of acquisition.

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
Total consideration transferred to Bayer and its subsidiaries for the acquisition is summarized as follows:

Cash consideration (1)	$5,054
Fair value of Elanco common stock (2)	1,724
Fair value of total consideration transferred	$6,778
(1)Includes initial cash consideration of $5,170 million less working capital and tax adjustments of $116 million.
(2)Represents the acquisition date fair value of 73 million shares of Elanco common stock at $23.64 per share. Per the terms of the stock and asset purchase agreement, the number of shares was based on approximately $2.3 billion divided by the 20-day volume-weighted average

2021 Q2 Form 10-Q | 12

stock price as of the last day of trading before the closing of the acquisition (but subject to a 7.5% symmetrical collar centered on the baseline share number of approximately $2.3 billion divided by an initial share price of $33.60).

We recognized transaction costs related to the acquisition of Bayer Animal Health of $3 million and $58 million during the six months ended June 30, 2021 and 2020, respectively. Transaction costs for the three months ended June 30, 2020 were $38 million. There were no transaction costs recognized during the three months ended June 30, 2021. Transaction costs were primarily associated with financial advisory, legal and other professional services related to the acquisition and are reflected within asset impairment, restructuring and other special charges in our condensed consolidated statements of operations.

The amount of revenue attributable to Bayer Animal Health included in our condensed consolidated statements of operations for the three and six months ended June 30, 2021 is $529 million and $1,088 million, respectively. Based on our current operational structure, we have not recorded standalone costs for Bayer Animal Health after the date of the acquisition. As a result, we are unable to accurately determine earnings or loss attributable to Bayer Animal Health since the date of acquisition.

The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

Estimated Fair Value at August 1, 2020
Cash and cash equivalents	$169
Accounts receivable	10
Inventories	487
Prepaid expenses and other current assets	60
Property and equipment	315
Intangible assets:
Acquired in-process research and development	65
Marketed products	3,740
Assets held for sale	138
Accounts payable and accrued liabilities	(237)
Accrued retirement benefits	(220)
Other noncurrent assets and liabilities, net	(878)
Total identifiable net assets	3,649
Goodwill	3,129
Total consideration transferred	$6,778

The purchase price allocation for the Bayer Animal Health acquisition is complete. The measurement period adjustments recorded in 2021, which were made to reflect the facts and circumstances in existence as of the acquisition date, primarily related to the finalization of our fair value assessment of property and equipment located at the Shawnee, Kansas site, revised cash flow assumptions for marketed products, adjustments related to changes in inventory balances and gross margin assumptions, tax adjustments, and minor working capital adjustments. These adjustments resulted in a decrease to marketed products intangible assets of $210 million, a decrease to property and equipment of $32 million, a net decrease to working capital accounts and other non-current assets and liabilities of $14 million, and an increase to goodwill of $207 million. The fair values in the table above have been updated to reflect these measurement period adjustments. Amounts recorded in the condensed consolidated statement of operations for the six months ended June 30, 2021 that would have been recorded in a prior period if the adjustments had been recorded on the acquisition date were not material.

Inventories comprised of $311 million, $81 million, $95 million in finished products, work in process, and raw materials, respectively. The estimate of fair value of finished products was determined based on net realizable value adjusted for the costs to complete the sales process, a reasonable profit allowance from the sales process, and estimated holding costs. The estimate of fair value of work in process was determined based on net realizable value adjusted for costs to complete the manufacturing process, costs of the sales process, a reasonable profit allowance for the remaining manufacturing and sales process effort, and an estimate of holding costs. The fair value of raw

2021 Q2 Form 10-Q | 13

materials was determined to approximate book value. The net fair value step-up adjustment to inventories of $152 million has been amortized to cost of sales as the inventory is sold to customers. As of June 30, 2021, the fair value step-up adjustment has been fully amortized.

Property and equipment is mostly composed of land, buildings, equipment (including machinery, furniture and fixtures, and computer equipment), and construction in progress. The estimated fair value of real property was determined using the sales comparison data valuation technique and personal property was determined using the direct replacement cost method. The estimated fair value of property and equipment located at the Shawnee, Kansas site was determined using the "income approach," which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life.

Intangible assets relate to $65 million of in-process research and development (IPR&D) and $3,740 million of marketed products. The acquired definite-lived intangible assets are being amortized over a weighted-average estimated useful life of approximately 10 years on a straight-line basis. The estimated fair values of identifiable intangible assets were determined using the income approach. Some of the significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for each asset or product (including revenues, cost of sales, R&D expenses, marketing, selling and administrative expenses, and contributory asset charges), the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, the potential regulatory and commercial success risk, and competitive trends impacting the asset and each cash flow stream, as well as other factors.

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

Accrued retirement benefits primarily relate to certain Bayer Animal Health international subsidiaries that have underfunded defined benefit pension plans. We have recorded the fair value of these plans using assumptions and accounting policies similar to those disclosed in Note 19: Retirement Benefits to the consolidated and combined financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020. Upon acquisition, the excess of projected benefit obligation over the fair value of plan assets was recognized as a liability and previously existing deferred actuarial gains and losses and unrecognized service costs or benefits were eliminated.

The goodwill recognized from this acquisition represents the value of additional growth platforms and an expanded revenue base as well as anticipated operational synergies and cost savings from the creation of a single combined global organization. The majority of goodwill associated with this acquisition is not deductible for tax purposes.

Pro forma financial information (unaudited)

The following table presents the estimated unaudited pro forma combined results of Elanco and Bayer Animal Health as if the acquisition of Bayer Animal Health had occurred on January 1, 2020:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Revenue	$1,067	$2,237
Loss before income taxes	(100)	(168)

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

2021 Q2 Form 10-Q | 14

The unaudited supplemental pro forma financial information reflects primarily pro forma adjustments related to divestitures, fair value estimates for property and equipment, intangibles and inventory, and interest expense and amortization of debt issuance costs for the debt issuance to finance the acquisition of Bayer Animal Health. The unaudited supplemental pro forma financial information includes transaction charges associated with the acquisition. There are no material, nonrecurring pro forma adjustments directly attributable to the acquisition included in the reported pro forma revenue and loss before income taxes.

Divestitures and Assets Held For Sale

On June 9, 2021, as part of our strategy to optimize our manufacturing footprint, we announced an agreement with TriRx Pharmaceuticals (TriRx) to sell our manufacturing sites in Shawnee, Kansas and Speke, U.K., including the planned transfer of approximately 600 employees. In connection with these arrangements, we also entered into long-term manufacturing and supply agreements, under which TriRx will manufacture existing Elanco products at both sites upon the closing of the transactions. The related assets met the assets held for sale criteria as of June 30, 2021. During the second quarter of 2021, we recorded a $265 million pre-tax charge to reduce the carrying value of the disposal groups to an amount equal to fair value less costs to sell in asset impairment, restructuring, and other special charges in our condensed consolidated statement of operations. Our fair value less cost to sell assessment includes the fair value of the favorable manufacturing and supply agreements, estimated using a combined income and market approach which incorporated Level 3 inputs. On August 1, 2021, we completed the sale of our Shawnee, Kansas site. We expect to close the Speke, U.K. transaction in the first quarter of 2022. See Note 5: Asset Impairment, Restructuring and Other Special Charges for further information.

In connection with advancing our efforts to secure the necessary regulatory clearances for our acquisition of Bayer Animal Health, we signed agreements in 2020 to divest the rights to manufacture and commercialize certain products, including currently marketed products and certain IPR&D assets. As part of those transactions, we signed an agreement to divest the worldwide rights to the legacy Elanco products Itrafungol™ and Clomicalm™ in connection with the required disposal of an early-stage IPR&D asset. We also made a payment during the six months ended June 30, 2021 and accrued for future amounts we are required to pay to the buyer of the IPR&D asset to help fund their development costs for a set period of time. The related assets met the assets held for sale criteria as of December 31, 2020. The divestiture closed during the six months ended June 30, 2021. There were no proceeds received from the disposition of these assets and the resulting immaterial impact was recorded in other income, net in our condensed consolidated statement of operations.

Assets and liabilities considered held for sale in connection with the above divestitures were included in the respective line items on the condensed consolidated balance sheet as follows:

	June 30, 2021	December 31, 2020
Inventories	$79	$2
Other intangibles, net	—	4
Property and equipment, net	64	—
Deferred tax asset	1	1
Total assets held for sale	$144	$7

Employee compensation	1	—
Total liabilities held for sale	$1	$—

Other intangibles, net classified as held for sale primarily consisted of marketed products.

2021 Q2 Form 10-Q | 15

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

Components of asset impairment, restructuring and other special charges are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Restructuring charges:
Severance and other costs (1)	$1	$1	$28	$1
Facility exit costs (1)	—	—	—	1

Acquisition related charges:
Transaction and integration costs (2)	30	111	111	188

Non-cash and other items:
Asset impairment (3)	4	3	13	3
Asset write-down (4)	267	1	269	2
Gain on sale of fixed assets (5)	—	—	—	(4)
Settlements and other (6)	(3)	3	(14)	3

Total expense	$299	$119	$407	$194
(1)For the three and six months ended June 30, 2021, these charges primarily related to a restructuring program announced and initiated in January 2021. These costs were partially offset by the reversal of severance accruals under the September 2020 program that are no longer needed. See below for further details.
For the six months ended June 30, 2020, these charges primarily related to the announced 2019 program to streamline operations in Speke, U.K. as well as the remaining costs to close the Larchwood, Iowa facility.
(2)Transaction costs represent external costs directly related to acquiring businesses and primarily include expenditures for banking, legal, accounting and other similar services. Integration costs represent internal and external incremental costs directly related to integrating acquired businesses, including the pending acquisition of KindredBio and the acquisition of Bayer Animal Health (e.g., expenditures for consulting, system and process integration, and product transfers), as well as stand-up costs related to the implementation of new systems, programs, and processes.
(3)Asset impairment charges for the three and six months ended June 30, 2021 related to an adjustment to fair value of IPR&D assets that were subject to product rationalization.
Asset impairment charges for the three and six months ended June 30, 2020 related to the impairment of an IPR&D asset resulting from a reassessment of geographic viability.
(4)Asset write-down expenses for the three and six months ended June 30, 2021 resulted primarily from adjustments recorded to write down assets classified as held for sale to an amount equal to fair value less costs to sell. These charges related to our manufacturing sites in Speke, U.K. and Shawnee, Kansas. See Note 4: Acquisitions and Divestitures for further discussion. Also included are charges recorded to write down assets in Belford Roxo, Brazil; Basel, Switzerland; Cuxhaven, Germany; and Manukau, New Zealand that were classified as held and used to their current fair value. These charges were recorded in connection with announced restructuring programs.

2021 Q2 Form 10-Q | 16

Asset write-down expenses for the three and six months ended June 30, 2020 resulted from adjustments recorded to write down assets classified as held and used to their current fair value. These charges primarily related to fixed assets in Wusi, China in connection with the announced 2019 program to streamline operations.
(5)Represents a gain on the disposal from the sale of an R&D facility in Prince Edward Island, Canada.
(6)Settlements and other expenses for the three and six months ended June 30, 2021 include net curtailment and settlement gains from the remeasurement of our pension benefit obligation as a result of workforce reductions in connection with our September 2020 and January 2021 restructuring programs. See Note 13: Retirement Benefits for further information. The amount for the six months ended June 30, 2021 also includes the gain recorded on the divestiture of an early-stage IPR&D asset acquired as part of the Bayer Animal Health acquisition. Amounts for both periods were partially offset by accounting and advisory fees related to the planned sale of our manufacturing sites in Shawnee, Kansas and Speke, U.K.
Settlements and other expenses for the three and six months ended June 30, 2020 relate to a non-recurring litigation settlement for a matter that originated prior to our separation from Lilly.

In January 2021, we announced a restructuring aligned with our ongoing efforts to improve operating efficiencies. The proposed actions are focused on streamlining processes and delivering increased efficiency in functional areas, while improving the productivity of our investments in innovation. As part of the restructuring plan, we intend to close R&D sites in Manukau, New Zealand and Cuxhaven, Germany. We will also reduce duplication and optimize structures in U.S. operations, marketing, manufacturing and quality central functions, and administrative areas. The restructuring will result in the elimination of approximately 330 positions around the world. Charges related to this initiative were approximately $3 million and $44 million for the three and six months ended June 30, 2021, respectively. Initiatives under this program are expected to be substantially completed by the end of 2021.

In September 2020, following the closing of the Bayer Animal Health acquisition, we implemented a restructuring program designed to reduce duplication, drive efficiency and optimize our footprint in key geographies. As part of the restructuring plan, we have eliminated approximately 900 positions across 40 countries, primarily in the commercial and marketing functions, but also in R&D, manufacturing and quality, and back office support functions. During the three and six months ended June 30, 2021 we recorded favorable adjustments of $1 million and $14 million, respectively, as a change in estimate related to this initiative, which reflects adjustments to severance accruals resulting from favorable negotiations and certain restructured employees filling open positions. Initiatives under this program are expected to be substantially completed by the end of 2021.

The following table summarizes the activity in our reserves established in connection with restructuring activities:

	Facility exit costs	Severance	Total
Balance at December 31, 2019	$5	$16	$21
Charges	1	2	3
Reserve adjustments	—	(1)	(1)
Cash paid	(1)	(13)	(14)
Balance at June 30, 2020	$5	$4	$9

Balance at December 31, 2020	$—	$130	$130
Charges	—	42	42
Reserve adjustments	—	(14)	(14)
Cash paid	—	(70)	(70)
Balance at June 30, 2021	$—	$88	$88

These reserves are included in other current and noncurrent liabilities on the condensed consolidated balance sheets. Substantially all of the reserves are expected to be paid in the next 15 months primarily due to certain country negotiations and regulations. We believe that the reserves are adequate.

Note 6. Inventories

We state all inventories at the lower of cost or net realizable value. We use the last-in, first-out (LIFO) method for a portion of our inventories located in the continental U.S. Other inventories are valued by the first-in, first-out (FIFO) method or the weighted average cost method.

2021 Q2 Form 10-Q | 17

Inventories consisted of the following:

	June 30, 2021	December 31, 2020
Finished products	$599	$772
Work in process	662	625
Raw materials and supplies	227	210
Total	1,488	1,607
Decrease to LIFO cost	(38)	(29)
Inventories	$1,450	$1,578

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

The value allocated to the prepaid stock is reflected net of issuance costs in additional paid-in capital. The value allocated to the senior amortizing notes is reflected in long-term debt on the condensed consolidated balance sheet, with payments expected in the next twelve months reflected in current portion of long-term debt. Issuance costs related to the amortizing notes are reflected as a reduction of the carrying amount and will be amortized through the maturity date using the effective interest rate method.

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

2021 Q2 Form 10-Q | 18

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

Note 8. Debt

Long-term debt consisted of the following:

	June 30, 2021	December 31, 2020
Term loan B credit facility	$4,140	$4,164
3.912% Senior Notes due 2021	500	500
4.272% Senior Notes due 2023	750	750
4.900% Senior Notes due 2028	750	750
TEU amortizing notes	47	60
Other obligations	—	1
Unamortized debt issuance costs	(90)	(98)
	6,097	6,127
Less current portion of long-term debt	555	555
Total long-term debt	$5,542	$5,572
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

2021 Q2 Form 10-Q | 19

The first financial maintenance covenant for the revolving credit facility requires us to maintain a net total leverage ratio level (which is not subject to step-downs) as of the end of each quarter. The required level of this covenant is based on closing date pro forma net leverage and pro forma adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) not exceeding 7.71 to 1.00 of our pro forma adjusted EBITDA for the four fiscal quarters ended June 30, 2021.

The second financial maintenance covenant for the revolving credit facility requires us to maintain a ratio of pro forma adjusted EBITDA to cash interest expense of no less than 2.00 to 1.00, tested as of the end of each fiscal quarter. We were in compliance with all covenants under the credit facility as of June 30, 2021.

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
The indenture that governs the Senior Notes contains covenants, including limitations on our ability, and certain of our subsidiaries, to incur liens or engage in sale-leaseback transactions. The indenture also contains restrictions on our ability to consolidate, merge or sell substantially all of our assets, in addition, to other customary terms. We were in compliance with all such covenants under the indenture governing the Senior Notes as of June 30, 2021.
TEU Amortizing Notes

On January 22, 2020, we issued $550 million in TEUs. We offered 11 million, 5.00% TEUs at the stated amount of $50 per unit, comprised of prepaid stock purchase contracts and a senior amortizing note due February 1, 2023 (the mandatory settlement date). Total cash of $528 million was received, comprised of $452 million of prepaid stock purchase contracts and $76 million of senior amortizing notes, net of issuance costs. During the three and six months ended June 30, 2021, we paid $7 million and $14 million, respectively, representing partial payment of principal and interest on the TEU amortizing notes. See Note 7: Equity for further information.

Debt Extinguishment

On January 31, 2020, we repaid indebtedness outstanding under our previous term loan facility. We paid $372 million in cash, composed of $371 million of principal and $1 million of accrued interest, resulting in a debt extinguishment loss of $1 million (recognized in interest expense, net of capitalized interest in the condensed consolidated statement of operations for the six months ended June 30, 2020), primarily related to the write-off of deferred debt issuance costs.

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

We had investments without readily determinable fair values and equity method investments included in other noncurrent assets on our condensed consolidated balance sheet totaling $18 million and $24 million as of June 30, 2021 and December 31, 2020, respectively. Unrealized net gains and losses on our investments for the three and six months ended June 30, 2021 and 2020 were immaterial.

2021 Q2 Form 10-Q | 20

The following table summarizes the fair value information at June 30, 2021 and December 31, 2020 for foreign exchange contract assets (liabilities), investments, contingent consideration liabilities, and cash flow hedge assets (liabilities) measured at fair value on a recurring basis in the respective balance sheet line items, as well as long-term debt (including TEU amortizing notes) for which fair value is disclosed on a recurring basis:

		Fair Value Measurements Using
Financial statement line item	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2021
Prepaid expenses and other - foreign exchange contracts not designated as hedging instruments	$34	$—	$34	$—	$34
Other noncurrent assets -investments	21	21	—	—	21
Other current liabilities - foreign exchange contracts not designated as hedging instruments	(43)	—	(43)	—	(43)
Other noncurrent liabilities - contingent consideration	(1)	—	—	(1)	(1)
Other noncurrent liabilities - forward-starting interest rate contracts designated as cash flow hedges	(29)	—	(29)	—	(29)
Long-term debt - senior notes	(2,000)	—	(2,191)	—	(2,191)
TEU amortizing note	(47)	—	(50)	—	(50)
Term loan B	(4,140)	—	(4,078)	—	(4,078)
December 31, 2020
Prepaid expenses and other - foreign exchange contracts not designated as hedging instruments	$36	$—	$36	$—	$36
Other noncurrent assets -investments	9	9	—	—	9
Other current liabilities - foreign exchange contracts not designated as hedging instruments	(36)	—	(36)	—	(36)
Other noncurrent liabilities - contingent consideration	(1)	—	—	(1)	(1)
Other noncurrent liabilities - forward-starting interest rate contracts designated as cash flow hedges	(76)	—	(76)	—	(76)
Long-term debt - senior notes	(2,000)	—	(2,218)	—	(2,218)
TEU amortizing notes	(60)	—	(58)	—	(58)
Term loan B	(4,164)	—	(4,144)	—	(4,144)

We determine our Level 2 fair value measurements based on a market approach using quoted market values or significant other observable inputs for identical or comparable assets or liabilities.

Contingent consideration liabilities as of June 30, 2021 and December 31, 2020 related to contingent consideration associated with the acquisitions of Aratana Therapeutics, Inc. (Aratana) and Prevtec Microbia Inc.

2021 Q2 Form 10-Q | 21

(Prevtec) during 2019. For Aratana, we will pay up to $12 million in contingent value rights that are dependent on the achievement of a specified milestone as outlined in the merger agreement. For Prevtec, based on the terms of the purchase agreement, we will pay up to $16 million contingent upon the achievement of specific Coliprotec sales milestones by December 31, 2021. The fair value of both contingent consideration liabilities was estimated using the Monte Carlo simulation model and Level 3 inputs including historical revenue, discount rate, asset volatility, and revenue volatility.

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

Derivatives Not Designated as Hedges

We may enter into foreign exchange forward or option contracts to reduce the effect of fluctuating currency exchange rates. These derivative financial instruments primarily offset exposures in the British pound, Canadian dollar, Euro, Japanese yen, Swiss franc (CHF), and Chinese yuan. Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures and are recorded at fair value with the gain or loss recognized in other income, net in the condensed consolidated statement of operations. Forward contracts generally have maturities not exceeding 12 months. At June 30, 2021 and December 31, 2020, we had outstanding foreign exchange contracts with aggregate notional amounts of $1,405 million and $1,391 million, respectively.

The amount of net gain (loss) on derivative instruments not designated as hedging instruments, recorded in other income, net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Foreign exchange forward contracts (1)	$7	$(6)	$(27)	$22

(1)These amounts were substantially offset in other income, net by the effect of changing exchange rates on the underlying foreign currency exposures.

Derivatives Designated as Hedges

In October 2018, as a means of mitigating the impact of currency fluctuations on our operations in Switzerland, we entered into a five-year cross-currency fixed interest rate swap with a 750 million CHF notional amount, which was designated as a net investment hedge (NIH) against CHF denominated assets (the fair value of which was estimated based on quoted market values of similar hedges and was classified as Level 2). During the six months ended June 30, 2020 we fully liquidated our cross currency interest rate swaps for a cash benefit of $35 million (including $2 million in interest). Notwithstanding settlement, gains and losses within accumulated other comprehensive income will remain in accumulated other comprehensive income until either the sale or substantial liquidation of the hedged subsidiary.

Gains on the NIH, recognized within interest expense, net of capitalized interest, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cross-currency interest rate swap contracts	$—	$—	$—	$6

2021 Q2 Form 10-Q | 22

Over the life of the derivative, gains or losses due to spot rate fluctuations were recorded in cumulative translation adjustment in other comprehensive income (loss). The amounts of net gains on interest rate swap contracts, recorded, net of tax, in accumulated other comprehensive income, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cross-currency interest rate swap contracts	$—	$1	$—	$24

Separately, in March 2020, as a means of mitigating variability in cash flows associated with the anticipated term loan B issuance, we executed forward-starting interest rate swaps with a $4.1 billion notional amount, which are designated as cash flow hedges and have maturity dates ranging between 2022 and 2025. These instruments effectively convert floating-rate debt to fixed-rate debt. The cash flow hedges are recorded at fair value on our condensed consolidated balance sheet, while changes in the fair value of the hedge are recognized in other comprehensive income (loss). Fair value is estimated based on quoted market values of similar hedges and is classified as Level 2. Amounts recorded in accumulated other comprehensive income will be recognized in earnings in interest expense, net of capitalized interest when the hedged transaction affects earnings (i.e., when interest payments are accrued on the term loan B).

The amounts of net gains (losses) on cash flow hedges, recorded, net of tax, in accumulated other comprehensive income, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Forward-starting interest rate swaps, net of tax benefit of $0, $6, $0 and $17, respectively	$(5)	$(21)	$48	$(60)

There was no tax benefit for the three and six months ended June 30, 2021 after the application of the U.S. valuation allowance. See Note 10: Income Taxes for further discussion. Over the next 12 months we expect to reclassify $27 million from accumulated other comprehensive income to interest expense, net of capitalized interest due to the amortization of net losses on the interest rate swaps. During the three and six months ended June 30, 2021, we reclassified $7 million and $14 million, respectively, of net losses into interest expense.

Note 10. Income Taxes

Income Tax Benefit	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income tax benefit	$(26)	$(24)	$(45)	$(43)
Effective tax rate	11.1%	30.9%	14.2%	29.4%

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

For the three and six months ended June 30, 2021, we recognized an income tax benefit of $26 million and $45 million, respectively. For the three and six months ended June 30, 2021, our effective tax rate of 11.1% and 14.2%, respectively, differs from the statutory income tax rate primarily because the U.S. federal and state jurisdictions are currently generating losses that are subject to valuation allowances.

For the three and six months ended June 30, 2020, we recognized an income tax benefit of $24 million and $43 million, respectively. For the three and six months ended June 30, 2020, our effective tax rate of 30.9% and 29.4%, respectively, differs from the statutory income tax rate primarily due to changes in the expected geographical mix of profits and the impact of U.S. tax on non-U.S. earnings as a result of U.S. tax reform.

2021 Q2 Form 10-Q | 23

Note 11. Commitments and Contingencies

Legal Matters

On May 20, 2020, a shareholder class action lawsuit captioned Hunter v. Elanco Animal Health Inc., et al. was filed in the United States District Court for the Southern District of Indiana (the Court) against Elanco, Jeffrey Simmons and Todd Young. On September 3, 2020, the Court appointed a lead plaintiff, and on November 9, 2020, the lead plaintiff filed an amended complaint. The lawsuit alleges, in part, that Elanco and certain of its executives made materially false and/or misleading statements and/or failed to disclose certain facts about Elanco’s supply chain, inventory, revenue and projections. The lawsuit seeks unspecified monetary damages and purports to represent purchasers of Elanco securities between September 30, 2018 and May 6, 2020, and purchasers of Elanco common stock issued in connection with Elanco's acquisition of Aratana. We filed a motion to dismiss on January 13, 2021. The timing of the Court's decision is uncertain. We believe the claims made in the case are meritless, and we intend to vigorously defend our position. The process of resolving these matters is inherently uncertain and may develop over an extended period of time; therefore, at this time, the ultimate resolution cannot be predicted.

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

Claims seeking actual damages, injunctive relief, and/or restitution for allegedly deceptive marketing have been made against Elanco Animal Health Inc. and Bayer HealthCare LLC, along with other Elanco and Bayer entities, arising out of the use of Seresto™, a non-prescription flea and tick collar for cats and dogs. During the six months ended June 30, 2021, putative class action lawsuits were filed in state and federal courts in the U.S. alleging that the Seresto collars contain pesticides and other ingredients that can cause serious injury and death to cats and/or dogs wearing the product. The cases, which are now pending in federal court, mention the existence of incident reports involving humans, but no plaintiff has claimed personal harm from the product. One plaintiff filed a petition before the Judicial Panel on Multidistrict Litigation (JPML), which may result in all pending lawsuits being transferred to a single federal judge for coordinated pretrial proceedings. The hearing on the JPML petition took place on July 29, 2021 and a decision is pending. Further, a U.S. House of Representative subcommittee chair requested Elanco to produce certain documents and information related to the Seresto collar and further made a request to temporarily recall Seresto collars from the market. We are continuing to cooperate with the subcommittee and have produced information pursuant to the request. Seresto is a pesticide registered with the Environmental Protection Agency (EPA). A non-profit organization submitted a petition to the EPA requesting that the agency take action to cancel Seresto’s pesticide registration and suspend the registration pending cancellation. The EPA is considering this petition and has asked for public comment. We are providing information to the EPA regarding the safety profile of Seresto. All data and scientific evaluation used during the product registration process and through pharmacovigilance review supports the product’s positive safety profile and efficacy. Therefore, we believe no removal, recall, or cancellation of the pesticide registration is warranted, nor has it been suggested by any regulatory agency. We continue to stand behind the safety profile for Seresto, and it remains available to consumers globally. We continue to receive information with respect to potential litigation costs and the anticipated number of cases, and we will be taking appropriate steps to defend these putative class action lawsuits.

We are party to various other legal actions in the normal course of business. In determining whether a pending matter is significant for financial reporting and disclosure purposes, we consider both quantitative and qualitative factors in order to assess materiality. We accrue for certain liability claims to the extent that it is probable we will incur a loss and we can formulate a reasonable estimate of the costs. As of June 30, 2021 and December 31, 2020, we had no material liabilities established related to litigation as there were no significant claims which were probable and estimable. We are not currently subject to a significant claim other than the lawsuits noted above.

2021 Q2 Form 10-Q | 24

Regulatory Matters

On July 1, 2021, we received a subpoena from the SEC relating to our channel inventory and sales practices prior to mid-2020. We have cooperated in providing documents and information to the SEC and will continue to do so. Management believes that its actions were appropriate.

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

We have a single customer that accounted for 10% of revenue for the three months ended June 30, 2021 and 2020 and 8% and 12% of revenue for the six months ended June 30, 2021 and 2020, respectively. Product sales with this customer resulted in accounts receivable of $100 million and $87 million as of June 30, 2021 and December 31, 2020, respectively.

We are exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates.

Selected geographic area information was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
United States	$581	$248	$1,114	$548
International	698	338	1,407	696
Revenue	$1,279	$586	$2,521	$1,244

2021 Q2 Form 10-Q | 25

Note 13. Retirement Benefits

The following table summarizes net periodic benefit cost (recovery) relating to our defined benefit pension plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service cost	$5	$2	$10	$5
Interest cost	—	1	1	1
Expected return on plan assets	(1)	(1)	(3)	(2)
Amortization of prior service cost	(2)	(2)	(4)	(4)
Amortization of net actuarial loss	—	—	1	1
Net curtailments and settlements (Note 5)	(8)	—	(17)	—
Net periodic benefit cost (income)	$(6)	$—	$(12)	$1

The components of net periodic benefit cost other than service cost and net curtailments and settlements are included in other income, net in the condensed consolidated statements of operations. Net curtailments and settlements are included in asset impairment, restructuring and other special charges, in the condensed consolidated statements of operations.

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

Basic and diluted loss per share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss available to common shareholders	$(210)	$(53)	$(271)	$(102)
Determination of shares:
Weighted average common shares outstanding	487.3	413.2	487.0	408.5
Assumed conversion of dilutive common stock equivalents (1)	—	—	—	—
Diluted weighted average shares outstanding	487.3	413.2	487.0	408.5
Loss per share (2)
Basic	$(0.43)	$(0.13)	$(0.56)	$(0.25)
Diluted	$(0.43)	$(0.13)	$(0.56)	$(0.25)
(1)During the three and six months ended June 30, 2021 and 2020, we reported a net loss. Therefore, dilutive common stock equivalents are not assumed to have been issued since their effect is anti-dilutive. As a result, basic and diluted weighted average shares are the same, causing diluted net loss per share to be equivalent to basic net loss per share. For the three months ended June 30, 2021 and 2020, approximately 1.4 million and 2.3 million, respectively, of potential common shares were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. For the six months ended June 30, 2021 and 2020, approximately 1.5 million and 2.1 million, respectively, of potential common shares were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.
(2)Due to rounding conventions, loss per share may not recalculate precisely based on the amounts presented within this table.

2021 Q2 Form 10-Q | 26

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

For regulatory purposes in certain jurisdictions, consideration was required to be paid locally at closing in addition to amounts paid globally for the acquisition. Pursuant to the stock and asset purchase agreement, Bayer has provided a refund for payment amounts duplicated in these regions. The total amount paid to and received from Bayer during the six months ended June 30, 2021 for these local country asset purchases was approximately $16 million. All local country asset purchases have been completed as of June 30, 2021.

2021 Q2 Form 10-Q | 27

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations (MD&A) is intended to assist the reader in understanding and assessing significant changes and trends related to our results of operations and financial position. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying footnotes in Item 1 of Part I of this Quarterly Report on Form 10-Q. Certain statements in this Item 2 of Part I of this Quarterly Report on Form 10-Q constitute forward-looking statements. Various risks and uncertainties, including those discussed in "Forward-Looking Statements," Item 1A, "Risk Factors," of Part II of this Quarterly Report on Form 10-Q, and Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, may cause our actual results, financial position, and cash generated from operations to differ materially from these forward-looking statements. Further, due to the seasonality of our pet health sales, interim results are not necessarily an appropriate base from which to project annual results.

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

2021 Q2 Form 10-Q | 28

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
A summary of our 2021 revenue and net loss compared with the same period in 2020 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Revenue	$1,279	$586	$2,521	$1,244
Net loss	(210)	(53)	(271)	(102)
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

2021 Q2 Form 10-Q | 29

Factors Affecting Our Results of Operations

COVID-19 Pandemic

Our business has been impacted by the COVID-19 pandemic that originated in December 2019. We continue to monitor the global outbreak of COVID-19 and have worked with our customers, employees, suppliers and other stakeholders to mitigate the risks posed by its spread. The COVID-19 pandemic continues to impact the economy in the U.S. and globally, and has had an effect on the operations of our company, vendors and suppliers, and supply of and demand for our products as follows:

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

In late 2020 and early 2021, vaccines effective in combating COVID-19 were authorized for use by health agencies in certain countries and regions in which we operate (including the U.S., U.K., European Union, Canada and Mexico) and began to be administered. As a result, countries and regions in which we operate have begun to lift travel bans and ease restrictions put in place to contain the virus. However, the availability of COVID-19 vaccines and their take-up by individuals are difficult to predict, and vaccination levels are likely to vary across jurisdictions. The pace and shape of the COVID-19 recovery as well as the impact and extent of COVID-19 variants or potential resurgences is not presently known. As a result, it is possible the COVID-19 pandemic, particularly in light of variant strains of the virus, could further impact our operations and the operations of our customers, suppliers and vendors as a result of quarantines, facility closures, illnesses, and travel and logistics restrictions.

Supply

In the first half of 2021, we did not experience significant impacts or interruptions to our supply chain as a result of the COVID-19 pandemic. However, as the pandemic continues, we may face supply chain disruptions due to operational difficulties experienced by our suppliers. Although we regularly monitor the financial health of companies in our supply chain, the financial hardship on our suppliers caused by the COVID-19 pandemic could cause a disruption in our ability to obtain raw materials or components required to manufacture our products, adversely affecting our operations. The global industry freight environment has experienced, and could continue to experience, lead time disruptions and increases in shipping costs, negatively impacting our profitability.

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

2021 Q2 Form 10-Q | 30

In our farm animal business, demand has been negatively impacted by processing plant closures, resulting in a backlog of animals ready for processing, and weakened food service demand, which collectively have put pressure on producer economics. Processing plants have adjusted operations and have cleared most of the backlog, and demand for certain protein categories continues to recover. While the impact has been most significant for the U.S. livestock industry, particularly in the second and third quarters of 2020, the pressure has occurred globally and across species. As the pandemic has continued through the first half of 2021, our business has been affected by lower levels of demand in certain markets due to unfavorable macroeconomic conditions and reduced food service consumption as well as an overall reduction in the bird and animal populations due to herd reduction and disease. As a result, the industry has seen lowered prices and producer profitability across species, most notably in international poultry and aqua. While we anticipate that recovery of end consumer demand will continue to occur, particularly in the food service business, this recovery may be negatively impacted by ongoing labor shortages in the swine, poultry, dairy and beef industries or the effect of inflation on customer profitability. We also expect this recovery to be volatile and uncertain. In addition, demand may be impacted by potential future mitigation measures such as shutdowns if prolonged resurgences in COVID-19 and its variants occur globally.

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

2021 Q2 Form 10-Q | 31

Prior to the acquisition of Bayer Animal Health, our acquisitions within the last six years added in the aggregate $1.4 billion in revenue, 4,600 full-time employees, 12 manufacturing and eight R&D sites. The acquisition of Bayer Animal Health on August 1, 2020 added 3,900 full-time employees, eight manufacturing sites, and four R&D sites. In addition, from 2015 to 2020, changing market demand for antibiotics and other headwinds, such as competition with generics and innovation, affected some of our highest gross margin products, resulting in a change to our product mix and driving operating margin lower. In response, we implemented a number of initiatives across the manufacturing, R&D and selling, general and administrative (SG&A) functions. Our manufacturing cost savings strategies included improving manufacturing processes and headcount through lean manufacturing (minimizing waste while maintaining productivity), closing and selling manufacturing sites, consolidating our CMO network, strategically insourcing certain projects, and pursuing cost savings opportunities with respect to raw materials via a new procurement process. Additional cost savings have resulted from reducing the number of R&D sites, SG&A savings from sales force consolidation, and reducing discretionary and other general and administrative (G&A) operating expense.

Seasonality

The results of our pet health business may fluctuate due to seasonality. For example, based upon historical results, 70% and 60% of total annual revenue contributed by our higher-margin parasiticide products Seresto and Advantage Family, respectively, has occurred during the first half of the year, which is reflective of the flea and tick season in the Northern Hemisphere. Therefore, a period-to-period comparison of our historical results may not be meaningful and fluctuations in total revenue for our pet health products are not necessarily an indication of future performance.

Foreign Exchange Rates

Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 90 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. During the six months ended June 30, 2021 and 2020, approximately 51% and 49%, respectively, of our revenue was denominated in foreign currencies. As we operate in multiple foreign currencies, including the Euro, British pound, Swiss franc, Brazilian real, Australian dollar, Japanese yen, Canadian dollar, Chinese yuan, and other currencies, changes in those currencies relative to the U.S. dollar impact our revenue, cost of sales and expenses, and consequently, net income. These fluctuations may also affect the ability to buy and sell our products between markets impacted by significant exchange rate variances. Currency movements increased revenue by 3% during the six months ended June 30, 2021 and decreased revenue by 2% during the six months ended June 30, 2020.

Our Relationship with Lilly and Additional Standalone Costs

All operations-focused TSAs that went into effect after our 2018 separation from Lilly were exited as planned during the first half of 2021. We are nearly complete with investments in expanding our own administrative functions, including, but not limited to, information technology, facilities management, distribution, human resources, and manufacturing, to replace services previously provided by Lilly. Because of initial stand up costs and overlaps with services previously provided by Lilly, we have incurred and expect to continue to incur certain temporary, duplicative expenses in connection with the Separation. We have also incurred costs related to the build out of processes and systems to support finance and global supply and logistics, among others. At the present time, we expect minimal additional costs to be incurred and we anticipate that total costs incurred will be between $325 million and $335 million, net of completed and planned real estate dispositions and employee benefit changes, of which a portion will be capitalized and the remainder will be expensed.

Asset Impairment, Restructuring and Other Special Charges

During the six months ended June 30, 2021 and 2020 including in connection with the productivity initiatives described above under "Factors Affecting Our Results of Operations - Productivity," we incurred charges related to asset impairment, restructuring and other special charges, including integration of acquired businesses. These charges include severance costs resulting from actions taken to reduce our costs, asset impairment charges, and write-downs primarily related to competitive pressures for certain pet health products, product rationalizations, site closures, the sale of manufacturing sites and integration costs related to acquired businesses, primarily Bayer Animal Health, costs associated with the pending acquisition of KindredBio, and costs related to the build out of processes and systems to support finance and global supply and logistics, among others, as we stand our

2021 Q2 Form 10-Q | 32

organization up as an independent company.

For more information on these charges, see Note 5: Asset Impairment, Restructuring and Other Special Charges to the condensed consolidated financial statements.

Results of Operations

The following discussion and analysis of our results of operations should be read along with our condensed consolidated financial statements and the notes thereto.

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Revenue	$1,279	$586	118%	$2,521	$1,244	103%
Costs, expenses and other:
Cost of sales	551	296	86%	1,120	629	78%
% of revenue	43%	51%	(8)%	44%	51%	(7)%
Research and development	94	59	59%	183	126	45%
% of revenue	7%	10%	(3)%	7%	10%	(3)%
Marketing, selling and administrative	385	163	136%	733	345	112%
% of revenue	30%	28%	2%	29%	28%	1%
Amortization of intangible assets	129	49	163%	276	101	173%
% of revenue	10%	8%	2%	11%	8%	3%
Asset impairment, restructuring and other special charges	299	119	151%	407	194	110%
Interest expense, net of capitalized interest	60	25	140%	121	41	195%
Other income, net	(3)	(48)	NM	(3)	(47)	NM
Loss before income taxes	(236)	(77)	206%	(316)	(145)	118%
% of revenue	(18)%	(13)%	(5)%	(13)%	(12)%	(1)%
Income tax benefit	(26)	(24)	8%	(45)	(43)	5%
Net loss	$(210)	$(53)	296%	$(271)	$(102)	166%
Certain amounts and percentages may reflect rounding adjustments.
NM - Not meaningful

Disaggregated Revenue

On a global basis, our revenue for the three months ended June 30 is summarized as follows:

	Revenue		% of Total Revenue		Increase (Decrease)
(Dollars in millions)	2021	2020	2021	2020	$ Change	% Change	CER (1)
Pet Health	$685	$254	54%	43%	$431	170%	167%
Farm Animal	567	316	44%	54%	251	79%	73%
Subtotal	1,252	570	98%	97%	682	120%	115%
Contract Manufacturing(2)	27	16	2%	3%	11	69%	69%
Total	$1,279	$586	100%	100%	693	118%	114%
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
Total revenue increased $693 million to $1,279 million, comprised of $750 million from the legacy Elanco portfolio

2021 Q2 Form 10-Q | 33

and $529 million from the legacy Bayer Animal Health portfolio. This 118% increase reflects a 111% increase in volume, a 2% increase in price, and a 5% favorable impact from foreign exchange rates.

The detailed change in revenue by product category was as follows:

•Pet Health revenue increased by $431 million, or 170%, for the quarter, driven by an increase in revenue as a result of the addition of Bayer Animal Health product revenue of $348 million in the quarter. The increase in the legacy Elanco business was driven by a favorable comparison to the prior year, during which we reduced channel inventory levels with our distributors and experienced reduced demand for veterinary products, primarily in U.S. vaccines and international markets, due to the COVID-19 pandemic. Current period growth in the legacy Elanco business was attributable to higher volume in newer generation parasiticide and pain products, in addition to price growth led by U.S. vaccines.
•Farm Animal revenue increased by $251 million, or 79%, for the quarter, driven by an increase in revenue as a result of the addition of Bayer Animal Health product revenue of $157 million in the quarter. Legacy Elanco revenue increased as a result of a favorable comparison to the prior year, which included lower levels of demand due to the impact of the COVID-19 pandemic on global protein markets, the unwind of anticipatory buying by direct customers in international export markets, and actions taken across brands to reduce channel inventory levels. In the current period, increased revenue due to price growth was more than offset by lower levels of demand in certain markets due to the negative impact of the COVID-19 pandemic on poultry and aqua consumption, production, and profitability.
•Contract Manufacturing revenue was $27 million, and represented 2% of total revenue. Contract manufacturing revenue for the period includes $24 million resulting from the acquisition of Bayer Animal Health.
On a global basis, our revenue for the six months ended June 30 is summarized as follows:

	Revenue		% of Total Revenue		Increase (Decrease)
(Dollars in millions)	2021	2020	2021	2020	$ Change	% Change	CER (1)
Pet Health	$1,330	$460	53%	37%	$870	189%	187%
Farm Animal	1,145	749	45%	60%	396	53%	50%
Subtotal	2,475	1,209	98%	97%	1,266	105%	102%
Contract Manufacturing(2)	46	35	2%	3%	11	31%	31%
Total	$2,521	$1,244	100%	100%	1,277	103%	100%
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

Total revenue increased $1,277 million to $2,521 million, comprised of $1,433 million from the legacy Elanco portfolio and $1,088 million from the legacy Bayer Animal Health portfolio. This 103% increase reflects a 98% increase in volume, a 2% increase in price, and a 3% favorable impact from foreign exchange rates.

The detailed change in revenue by product category was as follows:

•Pet Health revenue increased by $870 million, or 189%, for the period, driven by an increase in revenue as a result of the addition of Bayer Animal Health product revenue of $717 million in the period. The increase in the legacy Elanco business was driven by a favorable comparison to the prior year, during which we reduced channel inventory levels with our distributors and experienced reduced demand for veterinary products, primarily in U.S. vaccines and international markets, due to the COVID-19 pandemic. Current period growth in the legacy Elanco business was attributable to higher volume in newer generation parasiticide and pain products, in addition to price growth led by U.S. vaccines.
•Farm Animal revenue increased by $396 million, or 53%, for the period, driven by an increase in revenue as a result of the addition of Bayer Animal Health product revenue of $331 million in the period. Legacy Elanco revenue increased as a result of a favorable comparison to the prior year, which included lower levels of

2021 Q2 Form 10-Q | 34

demand due to the impact of the COVID-19 pandemic on global protein markets and actions taken across brands to reduce channel inventory levels due to the pandemic. In the current period, revenue increases due to price growth were partially offset by lower levels of demand in certain markets due to the negative impact of the COVID-19 pandemic on poultry and aqua consumption, production, and profitability as well as generic competition.
•Contract Manufacturing revenue was $46 million, and represented 2% of total revenue. Contract manufacturing revenue for the period includes $40 million resulting from the acquisition of Bayer Animal Health.
Cost of Sales

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Cost of sales	$551	$296	86%	$1,120	$629	78%
% of revenue	43%	51%		44%	51%

Cost of sales increased 86% for the three months ended June 30, 2021, primarily due to an increase in sales. Cost of sales during the three months ended June 30, 2021 was approximately 43% of revenue, compared to 51% in the prior year. This decrease is due to the inclusion of Bayer Animal Health products, which have higher margins, as well as continued improvements in manufacturing productivity and increases in price.

Cost of sales increased 78% for the six months ended June 30, 2021, partly due to the amortization of the fair value adjustment to inventory of $63 million due to the acquisition of Bayer Animal Health along with an increase in legacy Elanco sales. Excluding the amortization of the inventory fair value adjustment, cost of sales would have been approximately 42% of revenue, compared to 51% in the prior year. This decrease is due to the inclusion of Bayer Animal Health products, which have higher margins, as well as continued improvements in manufacturing productivity and increases in price.

Research and development

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Research and development	$94	$59	59%	$183	$126	45%
% of revenue	7%	10%		7%	10%

R&D expenses increased 59% for the three months ended June 30, 2021 and 45% for the six months ended June 30, 2021, primarily due to the inclusion of the Bayer Animal Health business. As a percent of revenue, research and development was 7% compared to 10% in the prior year for both periods, primarily due to the rationalization of R&D projects, personnel and site operations in the current year following the acquisition of Bayer Animal Health.

Marketing, selling and administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Marketing, selling and administrative	$385	$163	136%	$733	$345	112%
% of revenue	30%	28%		29%	28%

Marketing, selling and administrative expenses for the three months ended June 30, 2021 were 30% of revenue, as compared to 28% in the prior year. Expenses increased 136% over prior year, primarily as a result of the acquisition of Bayer Animal Health, increased market research costs and promotional spend for direct-to-consumer and digital advertising, increased information technology spending, increases in legal costs, and increases in legacy Elanco compensation and benefits due to the addition of employees to perform activities that were previously covered by the TSAs with Lilly that were exited during the first half of 2021.

2021 Q2 Form 10-Q | 35

Marketing, selling and administrative expenses as a percentage of revenue were 29% of revenue for the six months ended June 30, 2021, as compared to 28% in the prior year. Expenses increased 112% over prior year, primarily as a result of the acquisition of Bayer Animal Health, increased promotional spend for direct-to-consumer and digital advertising, increased information technology spending, increases in legal and administrative costs, and increases in legacy Elanco compensation and benefits due to the addition of employees to perform activities that were previously covered by the TSAs with Lilly that were exited during the first half of 2021.

Amortization of intangible assets

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Amortization of intangible assets	$129	$49	163%	$276	$101	173%

Amortization of intangible assets increased for the three and six months ended June 30, 2021, primarily due to the addition of amortization of intangible assets recorded from the acquisition of Bayer Animal Health.

Asset impairment, restructuring and other special charges

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Asset impairment, restructuring and other special charges	$299	$119	151%	$407	$194	110%

Asset impairment, restructuring and other special charges increased $180 million for the three months ended June 30, 2021, primarily due to a $265 million charge recorded during the period to write down assets at our Shawnee, Kansas and Speke, U.K. sites that were classified as held for sale to an amount equal to fair value less costs to sell, as well as costs incurred in relation to the pending acquisition of KindredBio. See Note 4: Acquisitions and Divestitures for further discussion. These increases were partially offset by decreases in integration costs of acquisitions and costs associated with the implementation of new systems, programs, and processes due to our separation from Lilly and in connection with the acquisition of Bayer Animal Health, as compared to the prior year.

Asset impairment, restructuring and other special charges increased $213 million for the six months ended June 30, 2021, primarily due to a $265 million charge recorded during the period to write down assets at our Shawnee, Kansas and Speke, U.K. sites that were classified as held for sale to an amount equal to fair value less costs to sell, as well as costs incurred in relation to the pending acquisition of KindredBio. See Note 4: Acquisitions and Divestitures to the condensed consolidated financial statements for further discussion. These increases were partially offset by decreases in integration costs of acquisitions and costs associated with the implementation of new systems, programs, and processes due to our separation from Lilly and in connection with the acquisition of Bayer Animal Health, as compared to the prior year.

For additional information regarding our asset impairment, restructuring and other special charges, see Note 5: Asset Impairment, Restructuring and Other Special Charges to the condensed consolidated financial statements.

Interest expense, net of capitalized interest

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Interest expense, net of capitalized interest	$60	$25	140%	$121	$41	195%

Interest expense, net of capitalized interest, increased for the three and six months ended June 30, 2021, primarily due to interest associated with the term loan B entered into August 1, 2020 and used to finance the Bayer Animal Health acquisition.

2021 Q2 Form 10-Q | 36

Other income, net

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Other income, net	$(3)	$(48)	NM	$(3)	$(47)	NM

Other income recorded during the three months ended June 30, 2021 consisted of certain components of net periodic benefit income and an up-front payment received in relation to an asset assignment agreement, partially offset by foreign exchange losses. See Note 13: Retirement Benefits to the condensed consolidated financial statements for further discussion related to net periodic benefit income recorded during the period. Other income recorded during the three months ended June 30, 2020 was primarily composed of a $46 million gain on the sale of land and buildings in New South Wales, Australia.

Other income recorded during the six months ended June 30, 2021 consisted of consisted of certain components of net periodic benefit income, an up-front payment received in relation to an asset assignment agreement, and up-front payments received, milestones earned, and equity issued to us in relation to a license agreement. This income was partially offset by losses recorded in relation to divestitures and foreign exchange losses. Other income recorded during the six months ended June 30, 2020 was primarily composed of a $46 million gain on the sale of land and buildings in New South Wales, Australia.

Income tax benefit

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Income tax benefit	$(26)	$(24)	8%	$(45)	$(43)	5%
Effective tax rate	11.1%	30.9%		14.2%	29.4%

Income tax benefit increased for the three and six months ended June 30, 2021, primarily due to an increase in pre-tax loss. The effective tax rate decreased from the prior period due to the fact that U.S. federal and state jurisdictions are currently generating losses that are subject to valuation allowances. See Note 10: Income Taxes to the condensed consolidated financial statements.

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

We believe our primary sources of liquidity are sufficient to fund our short-term and long-term existing and planned capital requirements, which include working capital obligations, funding existing marketed and pipeline products, capital expenditures, business development in our targeted areas, short-term and long-term debt obligations which include principal and interest payments as well as interest rate swaps, operating lease payments, purchase obligations, the pending acquisition of KindredBio, and costs associated with the integration of Bayer Animal Health. We intend to use available cash on hand and liquidity from our revolving credit facility to fund the pending acquisition of KindredBio. In addition, we have the ability to access capital markets to obtain debt refinancing for longer-term funding, if required, to service our long-term debt obligations. We plan to refinance our existing Senior Notes due August 27, 2021 in the third quarter of 2021. Further, we believe we have sufficient cash flow and liquidity to remain in compliance with our debt covenants.

2021 Q2 Form 10-Q | 37

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

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented:

(Dollars in millions)	Six Months Ended June 30,
Net cash provided by (used for):	2021	2020	$ Change
Operating activities	$171	$164	$7
Investing activities	(15)	(9)	(6)
Financing activities	(65)	904	(969)
Effect of exchange-rate changes on cash and cash equivalents	(17)	(2)	(15)
Net increase in cash, cash equivalents and restricted cash	$74	$1,057	$(983)

Operating activities

Our cash provided by operating activities increased by $7 million, to $171 million for the six months ended June 30, 2021 from $164 million for the six months ended June 30, 2020. The increase was primarily due to higher net income after the exclusion of non-cash items. This increase was partially offset by the impact of changes in operating assets and liabilities, particularly related to accounts receivable. In the past, we have extended our payment terms for distributors on occasion. Although we presently have no plans to do so in the future, it is possible that we will need to extend payment terms in certain situations as a result of the COVID-19 global health pandemic, competitive pressures and the need for certain inventory levels at our channel distributors to avoid supply disruptions. If so, such extensions of customer payment terms could result in additional uses of our cash flow.

Investing activities

Our cash used for investing activities increased $6 million, to $15 million for the six months ended June 30, 2021 from $9 million for the six months ended June 30, 2020. The change was primarily driven by cash used for purchases of property and equipment and intangible assets, partially offset by the impact of the finalization of the working capital adjustment related to the acquisition of Bayer Animal Health and a decrease in purchases of software as compared to the prior year. Cash used for investing activities during the six months ended June 30, 2020 also reflected proceeds from the settlement of net investment hedges.

Financing activities

Our cash used for financing activities was $65 million for the six months ended June 30, 2021 as compared to cash provided by financing activities of $904 million for the six months ended June 30, 2020. Cash used for financing activities during the six months ended June 30, 2021 primarily reflected the repayment of indebtedness outstanding under our term loan B credit facility and cash paid to Lilly in connection with local country asset purchases. Cash provided by financing activities during the six months ended June 30, 2020, reflected proceeds from issuances of common stock and TEUs during the period, partially offset by the repayment of indebtedness outstanding under our previous term loan facility.

Description of Indebtedness

For a complete description of our description of our debt and available credit facilities as of June 30, 2021 and December 31, 2020, see Note 8: Debt to the condensed consolidated financial statements.

2021 Q2 Form 10-Q | 38

Off Balance-Sheet Arrangements

Other than the commitments and contingencies disclosed in Note 11: Commitments and Contingencies, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, or liquidity.

Contractual Obligations

Our contractual obligations and commitments as of June 30, 2021 are primarily comprised of long-term debt obligations, including interest payments, operating leases, and purchase obligations. Our long-term debt obligations are comprised of our expected principal and interest obligations and our interest rate swaps. Purchase obligations consist of open purchase orders as of June 30, 2021 and contractual payment obligations with significant vendors which are noncancelable and are not contingent. These obligations are primarily short-term in nature.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Certain of our accounting policies are considered critical because these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments by us, often requiring the use of estimates about the effects of matters that are inherently uncertain. Actual results that differ from our estimates could have an unfavorable effect on our financial position and results of operations. We apply estimation methodologies consistently from year to year. Such policies are summarized in Item 7, "Management's Discussion & Analysis of Results of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes in the application of our critical accounting policies during the six months ended June 30, 2021.

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

We estimate that a hypothetical 10% adverse movement in all foreign currency exchange rates related to the translation of the results of our foreign operations would decrease our net income by approximately $15 million for the six months ended June 30, 2021.

Interest Risk

Borrowings under our term loan B credit facility are exposed to interest rate fluctuations based on LIBOR. As of June 30, 2021, we held certain interest rate swap agreements with a notional value of approximately $4.1 billion that have the economic effect of modifying the variable-interest obligations associated with the term loan B credit facility, so that a portion of the variable-rate interest payable becomes fixed. During the six months ended June 30, 2021, we recorded a gain of $48 million, net of taxes on these interest rate swaps in other comprehensive loss. The gain is primarily attributable to an increase in the U.S. Treasury yield curve during the first half of 2021. See Note 9: Financial Instruments and Fair Value to the condensed consolidated financial statements for further information.

2021 Q2 Form 10-Q | 39

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

Our management, with the participation of Jeffrey N. Simmons, president and chief executive officer, and Todd S. Young, executive vice president and chief financial officer, evaluated our disclosure controls and procedures as of June 30, 2021. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective.

(b)Changes in Internal Controls. As of June 30, 2021, management is in the process of integrating the internal controls of the acquired Bayer Animal Health business into our existing operations as part of planned integration activities. In addition, we have transitioned from a Lilly solutions center to a newly established Elanco solutions center and substantially completed the implementation of our new Enterprise Resource Planning (ERP) system during the first quarter of 2021. Other than the controls enhanced or implemented to integrate the Bayer Animal Health business and certain control processes that were updated to reflect our ERP implementation, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As additional transformation activities occur, we will continue to monitor and evaluate our internal control over financial reporting. Further, we have not experienced any material impact to our internal controls over financial reporting despite our accounting, finance, and legal employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness.

PART II
ITEM 1. LEGAL PROCEEDINGS

See Note 11: Commitments and Contingencies to the condensed consolidated financial statements for a summary of our legal proceedings.

ITEM 1A. RISK FACTORS

Other than the revisions set forth below, there have been no material changes from the risk factors disclosed in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

The following risk factors have been changed from the risk factors that were previously disclosed:

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

2021 Q2 Form 10-Q | 40

or declining sales, as well as product liability and other claims. Regulatory actions based on these types of safety, quality or efficacy concerns could impact all, or a significant portion, of a product’s sales.

For example, lawsuits seeking actual damages, injunctive relief, and/or restitution for allegedly deceptive marketing have been filed against us arising out of the use of Seresto, a non-prescription flea and tick collar for cats and dogs, based on reports alleging that the collar has caused injury and death to pets. Further, a U.S. House of Representatives' subcommittee chair requested that we produce certain documents and information related to the Seresto collar and further made a request to temporarily remove Seresto collars from the market. Similar actions relating to Seresto could be taken by regulatory agencies. If any such claims with respect to Seresto or our other products are resolved adversely to us, or if a regulatory agency determines that a recall of any of our products, including Seresto, is necessary, such action could cause harm to our reputation, reduce our product sales, result in monetary penalties and other costly remedies against us, and could therefore have a material adverse effect on our business, financial condition and results of operations.

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

We may incur substantial costs and receive adverse outcomes in litigation, regulatory investigations, and other legal matters.

Our business, financial condition and results of operations could be materially adversely affected by unfavorable results in pending or future litigation, regulatory investigation, and other legal matters. These matters may include, among other things, allegations of violation of U.S. and foreign competition law, labor laws, securities laws and regulations, consumer protection laws and environmental laws and regulations, as well as claims or litigation relating to product liability, intellectual property, securities, breach of contract and tort. For example, shareholder class action lawsuits that were recently filed against us allege, in part, that we and certain of our executives made materially false and/or misleading statements and/or failed to disclose certain facts about our supply chain, inventory, revenue, projections and our relationships with third party distributors and revenue attributable to those distributors. We intend to vigorously defend the claims made in these lawsuits, however, the ultimate resolution cannot be predicted and the claims raised in these lawsuits may result in further legal matters or actions against us, including, but not limited to, government enforcement actions or additional private litigation. In addition, changes in the interpretations of laws and regulations to which we are subject, or in legal standards in one or more of the jurisdictions in which we operate, could increase our exposure to liability. For example, in the U.S., attempts have been made to allow damages for emotional distress and pain and suffering in connection with the loss of, or injury to, a pet. If such attempts were successful, our exposure with respect to product liability claims could increase materially.

Also, on July 1, 2021, we received a subpoena from the U.S. Securities and Exchange Commission (the SEC) relating to our channel inventory and sales practices prior to mid-2020. We have been responding to requests for documents and information from the SEC and will continue to do so. We believe that our actions were appropriate. However, we cannot predict the outcome of any particular proceeding, or whether the SEC investigation will be resolved favorably or ultimately result in charges or material damages, fines or other penalties, enforcement actions, or civil or criminal proceedings against us or members of our senior management.

Litigation matters and regulatory investigations, regardless of their merits or their ultimate outcomes, are costly, divert management’s attention and may materially adversely affect our reputation and demand for our products. We cannot predict with certainty the eventual outcome of pending or future legal matters. An adverse outcome of litigation or legal matters could result in us being responsible for significant damages. Any of these negative effects resulting from litigation, regulatory investigations and other legal matters could materially adversely affect our business, financial condition and results of operations.

We have identified the following additional risk factors:

2021 Q2 Form 10-Q | 41

We may not be able to successfully complete favorable transactions or successfully integrate acquired businesses when we pursue acquisitions, divestitures, joint ventures or other significant transactions, such as the acquisition of KindredBio.

From time to time, we evaluate potential acquisitions, divestitures or joint ventures, such as the acquisition of KindredBio, that would further our strategic objectives. The completion of such transactions is often subject to conditions that may be outside our control, including obtaining the requisite approval of the stockholders of the target company and/or government approval pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Accordingly, we may not be able to complete announced and signed transactions and therefore not realize the anticipated benefits therefrom.

After the closing of an acquisition, including the transaction with KindredBio, we will be required to devote significant management attention and resources to integrating the portfolio and operations of the target company. Potential difficulties that we may encounter in the integration process, including as a result of distraction of our management, include the following:
•the inability to realize the anticipated value from various assets of the target company;
•the inability to combine the businesses of the acquired company with ours in a manner that permits us to achieve the cost savings or other synergies anticipated as a result of the transaction or to achieve such cost savings or other anticipated synergies in a timely manner, which could result in us not realizing some anticipated benefits of the transaction in the time frame anticipated, or at all;
•loss of key employees;
•potential unknown liabilities and unforeseen increased expenses, delays or unfavorable conditions in connection with the closing of the transaction and the subsequent integration; and
•performance shortfalls at our or the target company as a result of the diversion of management’s attention from ongoing business activities as a result of completing the transaction and integrating the companies’ operations.
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

Our business results fluctuate due to seasonality and other factors and the extent of such fluctuations may be unpredictable.

Historically, our operating results have fluctuated during the year, and we expect these fluctuations to continue. For example, on average, approximately 70% and 60% of total annual revenue contribution from our higher-margin parasiticide products Seresto and Advantage Family, respectively, occurs in the first half of the year. This dynamic is reflective of the flea and tick season in the Northern Hemisphere and our growing pet health portfolio.

Other factors that may cause our operating results to fluctuate are:

•weather conditions and the availability of natural resources;

•increased or decreased inventory levels at our channel distributors;
•timing of customer orders and deliveries;
•competitive changes, such as price changes or new product introductions that we or our competitors may make;
•timing of marketing programs and events; and

2021 Q2 Form 10-Q | 42

•availability of veterinarians to use our products, as there are seasonal impacts, due to veterinarian vacations or training events that limit their ability to serve their customers that result in the use of our products.

For more detailed information on some of the above-listed factors that can cause fluctuations in our operating results, see "Our business may be negatively affected by weather conditions and the availability of natural resources" and "Increased or decreased inventory levels at our channel distributors can lead to fluctuations in our revenues and variations in our payment terms extended to our distributors can impact our cash flows" in Part I - Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020.

Accordingly, the fluctuations in our revenues due to seasonality and other factors, many of which are beyond our control, mean period-to-period comparisons of our historical results are not necessarily meaningful. Investors should not rely on such fluctuations as an indication of our future performance. To the extent that we experience the factors described above, our future operating results may not meet the expectations of securities analysts or investors, which may cause the market price of our common stock to decline.

2021 Q2 Form 10-Q | 43

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(none)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(none)

ITEM 4. MINE SAFETY DISCLOSURES

(none)

ITEM 5. OTHER INFORMATION

(none)

2021 Q2 Form 10-Q | 44

ITEM 6. EXHIBITS

The following exhibits are either filed or furnished herewith (as applicable) or, if so indicated, incorporated by reference to the documents indicated in parentheses, which have previously been filed or furnished with the Securities and Exchange Commission.

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of June 15, 2021, by and among Elanco Animal Health Incorporated, Knight Merger Sub, Inc. and Kindred Biosciences, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the SEC on June 16, 2021).

2.2
First Amendment to Agreement and Plan of Merger, dated as of June 30, 2021, by and among Elanco Animal Health Incorporated, Knight Merger Sub, Inc. and Kindred Biosciences, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the SEC on July 1, 2021).

10.1	Elanco Animal Health Incorporated Amended and Restated 2018 Elanco Stock Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on May 21, 2021).
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

2021 Q2 Form 10-Q | 45

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ELANCO ANIMAL HEALTH INCORPORATED
(Registrant)

Date:	August 9, 2021	/s/ Jeffrey N. Simmons
Jeffrey N. Simmons
President and Chief Executive Officer
Date:	August 9, 2021	/s/ Todd S. Young
Todd S. Young
Executive Vice President, Chief Financial Officer

2021 Q2 Form 10-Q | 46