Form 10-Q
period 2022-03-31
Elanco Animal Health Inc
filed 2022-05-09
CIK 1739104

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
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
Yes ☐ No ☒
The number of shares of common stock outstanding as of May 4, 2022 was 474,096,131.

ELANCO ANIMAL HEALTH INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

2022 Q1 Form 10-Q | 2

FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Quarterly Report on Form 10-Q (Form 10-Q) includes forward-looking statements within the meaning of the federal securities laws. These forward-looking statements, include, without limitation, statements concerning the impact on Elanco Animal Health Incorporated and its subsidiaries (collectively, Elanco, the Company, we, us or our) caused by the integration of Kindred Biosciences, Inc. (KindredBio) and the animal health business of Bayer Aktiengesellschaft (Bayer), expected synergies and cost savings, product launches, the coronavirus (COVID-19) global pandemic, conflict involving Russia and Ukraine and the potential impact on our business and global economic conditions, reduction of debt, expectations relating to liquidity and sources of capital, our expected compliance with debt covenants, cost savings, expenses, and reserves relating to restructuring actions, our industry and our operations, performance and financial condition, and including, in particular, statements relating to our business, growth strategies, distribution strategies, product development efforts and future expenses.

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
•the impact of customer exposure to rising costs and reduced customer income;
•the lack of availability or significant increases in the cost of raw materials;
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

2022 Q1 Form 10-Q | 3

•actions by regulatory bodies, including as a result of their interpretation of studies on product safety;
•risks related to tax expense or exposure;
•risks related to environmental, health and safety laws and regulations;
•risks related to our presence in foreign markets;
•challenges to our intellectual property rights or our alleged violation of rights of others;
•our dependence on sophisticated information technology and infrastructure and the impact of breaches of our information technology systems;
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
See Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2021 filed with the United States (U.S.) Securities and Exchange Commission (SEC), and Part II of this Form 10-Q, for a further description of these and other factors. Although we have attempted to identify important risk factors, there may be other risk factors not presently known to us or that we presently believe are not material that could cause actual results and developments to differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report. If any of these risks materialize, or if any of the assumptions underlying forward-looking statements prove incorrect, actual results and developments may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report. We caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this quarterly report. Any forward-looking statement made by us in this quarterly report speaks only as of the date hereof. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or to revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

2022 Q1 Form 10-Q | 4

PART I

ITEM 1. FINANCIAL STATEMENTS

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except per-share data)

	Three Months Ended March 31,
	2022	2021
Revenue	$1,225	$1,242
Costs, expenses and other:
Cost of sales	509	569
Research and development	81	89
Marketing, selling and administrative	320	348
Amortization of intangible assets	137	147
Asset impairment, restructuring and other special charges	46	108
Interest expense, net of capitalized interest	52	61
Other expense, net	9	—
	1,154	1,322
Income (loss) before income taxes	71	(80)
Income tax expense (benefit)	23	(19)
Net income (loss)	$48	$(61)

Earnings (loss) per share:
Basic	$0.10	$(0.12)
Diluted	$0.10	$(0.12)
Weighted average shares outstanding:
Basic	488.0	486.7
Diluted	492.2	486.7
See notes to condensed consolidated financial statements.

2022 Q1 Form 10-Q | 5

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$48	$(61)
Other comprehensive income (loss):
Unrealized gain on derivatives for cash flow hedges, net of taxes	109	53
Foreign currency translation	(85)	(466)
Defined benefit pension and retiree health benefit plans, net of taxes	(1)	8
Other comprehensive income (loss), net of taxes	23	(405)
Comprehensive income (loss)	$71	$(466)
See notes to condensed consolidated financial statements.

2022 Q1 Form 10-Q | 6

Elanco Animal Health Incorporated
Condensed Consolidated Balance Sheets
(in millions, except share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$342	$638
Accounts receivable, net of allowances of $12 (2022 and 2021)	973	833
Other receivables	219	195
Inventories	1,345	1,373
Prepaid expenses and other	315	237
Total current assets	3,194	3,276
Noncurrent Assets
Goodwill	6,116	6,172
Other intangibles, net	5,395	5,587
Other noncurrent assets	559	387
Property and equipment, net of accumulated depreciation of $670 (2022) and $1,041 (2021)	987	1,061
Total assets	$16,251	$16,483
Liabilities and Equity
Current Liabilities
Accounts payable	$402	$418
Employee compensation	111	185
Sales rebates and discounts	295	316
Current portion of long-term debt	61	294
Other current liabilities	438	430
Total current liabilities	1,307	1,643
Noncurrent Liabilities
Long-term debt	6,073	6,025
Accrued retirement benefits	270	271
Deferred taxes	747	745
Other noncurrent liabilities	242	261
Total liabilities	8,639	8,945
Commitments and Contingencies
Equity
Preferred stock, no par value, 1,000,000,000 shares authorized; none issued	—	—
Common stock, no par value, 5,000,000,000 shares authorized, 474,091,024 and 473,119,786 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	8,699	8,696
Accumulated deficit	(901)	(949)
Accumulated other comprehensive loss	(186)	(209)
Total equity	7,612	7,538
Total liabilities and equity	$16,251	$16,483
See notes to condensed consolidated financial statements.

2022 Q1 Form 10-Q | 7

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Equity (Unaudited)
(Dollars and shares in millions)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Cash Flow Hedge Gain (Loss)	Foreign Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Total	Total Equity
December 31, 2020	472.0	$—	$8,650	$(477)	$(61)	$360	$4	$303	$8,476
Net loss	—	—	—	(61)	—	—	—	—	(61)
Other comprehensive income (loss), net of tax	—	—	—	—	53	(466)	8	(405)	(405)
Stock compensation	—	—	15	—	—	—	—	—	15
Issuance of stock under employee stock plans, net	1.0	—	(18)	—	—	—	—	—	(18)
March 31, 2021	473.0	$—	$8,647	$(538)	$(8)	$(106)	$12	$(102)	$8,007

December 31, 2021	473.1	$—	$8,696	$(949)	$25	$(253)	$19	$(209)	$7,538
Net income	—	—	—	48	—	—	—	—	48
Other comprehensive income (loss), net of tax	—	—	—	—	109	(85)	(1)	23	23
Stock compensation	—	—	14	—	—	—	—	—	14
Issuance of stock under employee stock plans, net	1.0	—	(11)	—	—	—	—	—	(11)
March 31, 2022	474.1	$—	$8,699	$(901)	$134	$(338)	$18	$(186)	$7,612

See notes to condensed consolidated financial statements.

2022 Q1 Form 10-Q | 8

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$48	$(61)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	176	202
Deferred income taxes	(11)	(32)
Stock-based compensation expense	14	15
Asset impairment and write-down charges	28	9
Gain on sale of assets	1	—
Inventory fair value step-up amortization	—	62
Changes in operating assets and liabilities	(331)	(183)
Other non-cash operating activities, net	13	10
Net Cash Provided by (Used for) Operating Activities	(62)	22
Cash Flows from Investing Activities
Net purchases of property and equipment	(19)	(18)
Cash paid for acquisitions, net of cash acquired	—	73
Purchases of intangible assets	—	(33)
Purchases of software	(7)	(5)
Other investing activities, net	(3)	(7)
Net Cash Provided by (Used for) Investing Activities	(29)	10
Cash Flows from Financing Activities
Proceeds from revolving credit facility	63	150
Repayments of long-term borrowings	(89)	(20)
Repayments of revolving credit facility	(163)	(100)
Other net financing transactions with Lilly	—	(11)
Other financing activities, net	(11)	(17)
Net Cash Provided by (Used for) Financing Activities	(200)	2
Effect of exchange rate changes on cash and cash equivalents	(5)	(25)
Net increase (decrease) in cash and cash equivalents	(296)	9
Cash and cash equivalents at January 1	638	506
Cash and cash equivalents at March 31	$342	$515
See notes to condensed consolidated financial statements.

2022 Q1 Form 10-Q | 9

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

Elanco was incorporated in Indiana on September 18, 2018, and prior to that was a business unit of Eli Lilly and Company (Lilly).

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the U.S. Securities and Exchange Commission (SEC) requirements for interim reporting. As permitted under those rules, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. (GAAP) have been condensed or omitted. The information included in this Form 10-Q should be read in conjunction with our consolidated financial statements and accompanying notes for the year ended December 31, 2021 included in our Form 10-K filed with the SEC on February 28, 2022. In addition, results for interim periods should not be considered indicative of results for any other interim period or for the full year ending December 31, 2022 or any other future period.

In our opinion, the financial statements reflect all adjustments (including those that are normal and recurring) that are necessary for fair presentation of the results of operations for the periods shown. In preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates. Certain reclassifications of prior year information have been made to conform to the current year's presentation.

The significant accounting policies set forth in Note 3 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 appropriately represent, in all material respects, the current status of our accounting policies, except as it relates to the adoption of the standard that was effective January 1, 2022 as described in Note 3: Implementation of New Financial Accounting Pronouncements.

Note 3. Implementation of New Financial Accounting Pronouncements

The following table provides a brief description of an accounting standard that was effective January 1, 2022 and was adopted on that date:

Standard	Description	Effect on the financial statements or other significant matters
ASU 2021-10, Government Assistance (Topic 832)	The amendments in this update require annual disclosure of transactions with governments that are accounted for by applying a grant or contribution model. The new pronouncement requires entities to provide information about the nature, terms and conditions associated with the transactions and the financial statement line items affected.	The adoption of this guidance did not have a material impact on our consolidated financial statements.

2022 Q1 Form 10-Q | 10

The following table provides a brief description of an accounting standard that is applicable to us but has not yet been adopted:

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
ASU 2020-04, Reference rate reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting; ASU 2021-01, Reference Rate Reform (Topic 848): Scope	ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2021-01 clarifies the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions.	Adoption of the guidance is optional and effective as of March 12, 2020 through December 31, 2022. Adoption is permitted at any time during the period on a prospective basis.
Our current credit facilities reference London Inter-Bank Offered Rate (LIBOR) as a benchmark rate. The underlying credit agreements include provisions which outline criteria for establishing a consistent replacement benchmark rate in the event that LIBOR is discontinued. Therefore, it is unlikely that we will need to adopt this optional guidance. However, we will continue to evaluate the impact as reference rate reform activities occur.

Note 4. Revenue

Our sales rebates and discounts are based on specific agreements. The most significant of our sales rebate and discount programs in terms of accrual and payment amounts, percentage of our products that are sold via these programs, and level of judgment required in estimating the appropriate transaction price, relate to our programs in the U.S., France and the United Kingdom (U.K.). As of March 31, 2022 and 2021, the aggregate liability for sales rebates and discounts for these countries represented approximately 75% and 76%, respectively, of our total liability.

The following table summarizes the activity in our global sales rebates and discounts liability:

	Three Months Ended March 31,
	2022	2021
Beginning balance	$316	$295
Reduction of revenue	219	182
Payments	(240)	(146)
Ending balance	$295	$331

Adjustments to revenue recognized as a result of changes in estimates for the judgments described above during the three months ended March 31, 2022 and 2021 for product shipped in previous periods were not material.

Actual global product returns were less than 1% and 1% of net revenue for the three months ended March 31, 2022 and 2021, respectively.

2022 Q1 Form 10-Q | 11

Disaggregation of Revenue

The following table summarizes our revenue disaggregated by product category:

	Three Months Ended March 31,
	2022	2021
Pet Health	$639	$645
Farm Animal	569	578
Contract Manufacturing (1)	17	19
Revenue	$1,225	$1,242
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

The transaction was accounted for as a business combination under the acquisition method of accounting. The acquisition method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The determination of estimated fair value requires management to make significant estimates and assumptions. The excess of the purchase price over the fair value of the acquired net assets, where applicable, has been recorded as goodwill. The results of operations of the acquisition is included in our condensed consolidated financial statements from the date of acquisition.

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

Revenue and loss from KindredBio included in our condensed consolidated statements of operations for the three months ended March 31, 2022 were immaterial.

2022 Q1 Form 10-Q | 12

The following table summarizes the preliminary amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Estimated Fair Value at August 27, 2021
Cash and cash equivalents	$31
Other net working capital	9
Property and equipment	33
Intangible assets, primarily acquired in-process research and development (IPR&D)	339
Deferred income taxes, net	(23)
Total identifiable net assets	389
Goodwill	29
Settlement of liability related to previous license agreement	26
Total consideration transferred	$444

The accounting for this acquisition is substantially complete, with the exception of the finalization of the valuation of intangible assets, tax-related amounts and minor working capital adjustments. The measurement period adjustments recorded during 2022, which were made to reflect the facts and circumstances in existence as of the acquisition date, primarily related to changes in the estimated fair value of acquired IPR&D and minor tax and working capital adjustments. The net impact of these adjustments was a decrease of $4 million to goodwill. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value. The completion of the valuation will occur no later than one year from the acquisition date.

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

2022 Q1 Form 10-Q | 13

Divestitures

Shawnee and Speke divestitures

During 2021, as part of our strategy to optimize our manufacturing footprint, we announced an agreement with TriRx Pharmaceuticals (TriRx) to sell our manufacturing sites in Shawnee, Kansas and Speke, U.K. (Speke), including the planned transfer of approximately 600 employees. In connection with these arrangements, we also entered into long-term manufacturing and supply agreements, under which TriRx will manufacture existing Elanco products at both sites upon the closing of the transactions. On August 1, 2021, we completed the sale of our Shawnee site and expect to receive gross cash proceeds of $51 million over a period of three years based on the terms of the agreement, beginning in the second half of 2022. On February 1, 2022, we completed the sale of our Speke site and expect to receive gross cash proceeds of $32 million over a period of one year commencing 12 months from the closing date. Receivables for the expected cash proceeds are included in other receivables and other noncurrent assets on our condensed consolidated balance sheets. Upon closing, we recorded a contract asset of $55 million for the favorable supply agreement, which is included in prepaid expenses and other and other noncurrent assets on our condensed consolidated balance sheets. The related assets for Speke were classified as held for sale as of December 31, 2021. The divestitures did not represent a strategic shift that has or will have a major effect on our operations and financial results, and therefore does not qualify for reporting as a discontinued operation. See Note 6: Asset Impairment, Restructuring and Other Special Charges for further information.

Assets Held For Sale

Assets and liabilities considered held for sale in connection with the above divestitures were included in the respective line items on our condensed consolidated balance sheets as follows:

December 31, 2021
Inventories	$31
Property and equipment, net	50
Total assets held for sale	$81

Subsequent Transactions

Microbiome R&D platform carve-out

In April 2022, we signed an agreement to transfer assets associated with our microbiome R&D platform to a newly created, independent biopharmaceutical company, BiomEdit, focused on developing solutions for animal and human health. As part of the agreement, we will retain a non-voting, minority stake in the company. Assets transferred include intellectual property and laboratory equipment. The book values of those assets were not material. In addition, we have entered into transitional services agreements with the company for certain services. We have determined that the disposal of the related net assets does not qualify for reporting as a discontinued operation because it does not represent a strategic shift that has or will have a major effect on our operations and financial results. The accounting for this transaction is not yet complete, but we expect to record a gain on the disposal in the second quarter of 2022. While there is no certainty that additional equity in BiomEdit will be sold, the sale of additional Series A equity by the company during 2022 could result in additional gains.

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

2022 Q1 Form 10-Q | 14

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

The actions proposed in January 2021 focused on streamlining processes and delivering increased efficiency in functional areas, while improving the productivity of our investments in innovation. As part of the restructuring plan, we closed our R&D sites in Manukau, New Zealand and Cuxhaven, Germany. We have also reduced duplication and optimized structures in U.S. operations, marketing, manufacturing and quality central functions, and administrative areas. The restructuring resulted in the elimination of approximately 315 positions around the world. Activities related to this initiative resulted in net charges of $41 million for the three months ended March 31, 2021, primarily consisting of severance costs and other non-cash charges. Restructuring charges under this program were substantially complete at the end of 2021.

The program announced in November 2021 includes initiatives to consolidate certain international commercial operations into one organization, integrate our centralized global marketing organization into country level commercial organizations, transform and simplify our R&D organizational structure, and other organizational adjustments. In connection with the proposed restructuring, we expect to eliminate approximately 380 positions. During the three months ended March 31, 2022, we recorded adjustments of $7 million to reduce severance accruals resulting from final negotiations and certain restructured employees filling open positions. Restructuring charges under this program were substantially complete as of March 31, 2022; however, we may continue to make adjustments to our severance accruals to reflect changes in estimates resulting from ongoing negotiations.

Components of asset impairment, restructuring and other special charges are as follows:

	Three Months Ended March 31,
	2022	2021
Restructuring charges (credits):
Severance and other costs (1)	$(7)	$26
Facility exit costs	1	—

Acquisition related charges:
Transaction and integration costs (2)	24	81

Non-cash and other items:
Asset impairment (3)	—	9
Asset write-down (4)	28	2
Net periodic benefit cost (credits) (Note 14)	—	(9)
Settlements and other	—	(1)

Total expense	$46	$108
(1)2022 credits primarily related to adjustments resulting from the reversal of severance accruals associated with the November 2021 program. 2021 charges mainly represent employee termination costs for the restructuring program announced and initiated in January 2021, partially offset by a $13 million reversal of severance accruals associated with a restructuring program announced and initiated in 2020.
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

2022 Q1 Form 10-Q | 15

(3)Represents the impact of adjustments to fair value of property and equipment, IPR&D assets, and marketed products that were subject to product rationalization.
(4)2022 includes the finalization of the write-down charge upon the final sale of the Speke site. See Note 5: Acquisitions and Divestitures for further discussion. 2021 represents the impact of changes in the estimated useful lives of assets involved in restructuring actions and adjustments recorded to write assets classified as held and used down to their current fair value.

The following table summarizes the activity in our reserves established in connection with restructuring activities:

Severance
Balance at December 31, 2020	$130
Charges	39
Reserve adjustments	(13)
Cash paid	(38)
Balance at March 31, 2021	$118

Balance at December 31, 2021	$126
Reserve adjustments	(7)
Cash paid	(43)
Balance at March 31, 2022	$76
These reserves are included in other current and noncurrent liabilities on our condensed consolidated balance sheets. Substantially all of the reserves are expected to be paid in the next 12 months primarily due to certain country negotiations and regulations. We believe that the reserves are adequate.

Note 7. Inventories

We state all inventories at the lower of cost or net realizable value. We use the last-in, first-out (LIFO) method for a portion of our inventories located in the continental U.S. Other inventories are valued by the first-in, first-out (FIFO) method or the weighted average cost method.

Inventories consisted of the following:

	March 31, 2022	December 31, 2021
Finished products	$603	$598
Work in process	572	565
Raw materials and supplies	219	256
Total	1,394	1,419
Decrease to LIFO cost	(49)	(46)
Inventories	$1,345	$1,373

Note 8. Equity

Tangible Equity Unit (TEU) Offering

On January 22, 2020, we completed our offering of 11 million, 5.00% TEUs. Total proceeds, net of issuance costs, were $528 million. Each TEU, which has a stated amount of $50, is comprised of a prepaid stock purchase contract (prepaid stock) and a senior amortizing note due February 1, 2023. Subsequent to issuance, each TEU may be legally separated into the two components. The prepaid stock is considered a freestanding financial instrument, indexed to Elanco common stock, and meets the conditions for equity classification.

The value allocated to the prepaid stock is reflected net of issuance costs in additional paid-in capital. The value allocated to the senior amortizing notes is reflected in current portion of long-term debt on the condensed consolidated balance sheets. Issuance costs related to the amortizing notes are reflected as a reduction of the carrying amount and will be amortized through the maturity date using the effective interest rate method.

2022 Q1 Form 10-Q | 16

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

The prepaid stock purchase contracts are mandatorily convertible into a minimum of 14 million shares or a maximum of 17 million shares of our common stock on the mandatory settlement date (unless redeemed by us or settled earlier at the unit holder's option). The 14 million minimum shares are included in the calculation of basic weighted average shares outstanding. The difference between the minimum and maximum shares represents potentially dilutive securities, which are included in the calculation of diluted weighted average shares outstanding on a pro rata basis to the extent that the average applicable market value is higher than $32.00 but is less than $38.40 during the period. The entire additional 3 million shares are included in diluted weighted average shares outstanding if the applicable market value is at or below $32.00 and the impact is not anti-dilutive.

2022 Q1 Form 10-Q | 17

Note 9. Debt

Long-term debt consisted of the following:

	March 31, 2022	December 31, 2021
Incremental Term Facility	$497	$499
Term Loan B	4,038	4,118
Revolving Credit Facility	150	250
4.272% Senior Notes due 2023	750	750
4.900% Senior Notes due 2028	750	750
TEU Amortizing Notes	27	34
Unamortized debt issuance costs	(78)	(82)
	6,134	6,319
Less current portion of long-term debt	61	294
Total long-term debt	$6,073	$6,025
Farm Credit Agreement

On August 12, 2021, we entered into a new debt financing arrangement with Farm Credit Mid-America, PCA (Farm Credit) for a $500 million credit facility, consisting of a senior secured term loan (Incremental Term Facility) to retire our Senior Notes that were due August 27, 2021. The Incremental Term Facility bears interest at a floating rate of LIBOR plus 175 basis points and is payable in quarterly installments of principal and interest with a final balloon payment due on August 12, 2028. The terms of the Incremental Term Facility, including pledged collateral and financial maintenance covenants, are generally consistent with the terms of our existing term loan B credit facility (Term Loan B) and revolving credit facility.

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

The first financial maintenance covenant for the revolving credit facility requires us to maintain a net total leverage ratio level (which is not subject to step-downs) as of the end of each quarter. The required level of this covenant is based on closing date pro forma net leverage and pro forma adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) not exceeding 7.71 to 1.00 of our pro forma adjusted EBITDA for the four fiscal quarters ended March 31, 2022.

The second financial maintenance covenant for the revolving credit facility requires us to maintain a ratio of pro forma adjusted EBITDA to cash interest expense of no less than 2.00 to 1.00, tested as of the end of each fiscal quarter. We were in compliance with all covenants under the credit facility as of March 31, 2022.

2022 Q1 Form 10-Q | 18

Senior Notes

In August 2018, we issued $2 billion of senior notes (Senior Notes). The Senior Notes are comprised of $500 million of 3.912% Senior Notes due August 27, 2021, which were fully repaid as part of the Farm Credit refinancing, $750 million of 4.272% Senior Notes due August 28, 2023, and $750 million of 4.900% Senior Notes due August 28, 2028. The interest rate payable on each series of Senior Notes is subject to adjustment if Moody's Investor Services, Inc. or Standard & Poor's Financial Services LLC downgrades, or subsequently upgrades, its ratings on the respective series of Senior Notes.
The indenture that governs the Senior Notes contains covenants that limit our, and certain of our subsidiaries' ability, to incur liens or engage in sale-leaseback transactions. The indenture also contains restrictions on our ability to consolidate, merge or sell substantially all of our assets, in addition to other customary terms. We were in compliance with all such covenants under the indenture governing the Senior Notes as of March 31, 2022.
In April 2022, we completed a tender offer and retired $406 million in aggregate principal amount of our 4.272% Senior Notes due August 28, 2023, resulting in a debt extinguishment loss of approximately $17 million to be recognized in interest expense, net of capitalized interest in the condensed consolidated statements of operations during the second quarter of 2022. The repayment was funded with proceeds received from a draw under our revolving credit facility.

Also in April 2022, we entered into an incremental assumption agreement with Farm Credit, supplementing and amending our existing credit agreement dated August 1, 2020. The incremental assumption agreement provides for a new incremental term facility with an aggregate principal amount of $250 million maturing on April 19, 2029. The proceeds were used to repay a portion of our outstanding obligations under our revolving credit facility. The new incremental term facility, including the interest rate and repayment terms, are generally consistent with the terms of our existing Term Loan B.

TEU Amortizing Notes

On January 22, 2020, we issued $550 million in TEUs. We offered 11 million, 5.00% TEUs at the stated amount of $50 per unit, comprised of prepaid stock purchase contracts and a senior amortizing note due February 1, 2023 (the mandatory settlement date). Total cash of $528 million was received, comprised of $452 million of prepaid stock purchase contracts and $76 million of senior amortizing notes, net of issuance costs. During the three months ended March 31, 2022, we paid $7 million representing partial payment of principal and interest on the TEU amortizing notes. See Note 8: Equity for further information.

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

We had investments without readily determinable fair values and equity method investments included in other noncurrent assets on our condensed consolidated balance sheets totaling $23 million and $22 million as of March 31, 2022 and December 31, 2021, respectively. Unrealized net gains and losses on our investments for the three months ended March 31, 2022 and 2021 were immaterial.

2022 Q1 Form 10-Q | 19

The following table summarizes the fair value information at March 31, 2022 and December 31, 2021 for foreign exchange contract assets (liabilities), investments, and cash flow hedge assets (liabilities) measured at fair value on a recurring basis in the respective balance sheet line items, as well as long-term debt (including TEU amortizing notes) for which fair value is disclosed on a recurring basis:

		Fair Value Measurements Using
Financial statement line item	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2022
Prepaid expenses and other - foreign exchange contracts not designated as hedging instruments	$50	$—	$50	$—	$50
Prepaid expense and other - forward-starting interest rate contracts designated as cash flow hedges	10	—	10	—	10
Other noncurrent assets - investments	10	10	—	—	10
Other noncurrent assets - forward-starting interest rate contracts designated as cash flow hedges	107	—	107	—	107
Other current liabilities - foreign exchange contracts not designated as hedging instruments	(49)	—	(49)	—	(49)
Long-term debt, including current portion	(6,212)	—	(6,228)	—	(6,228)
December 31, 2021
Prepaid expenses and other - foreign exchange contracts not designated as hedging instruments	$19	$—	$19	$—	$19
Other noncurrent assets - investments	13	13	—	—	13
Other noncurrent assets - forward-starting interest rate contracts designated as cash flow hedges	8	—	8	—	8
Other current liabilities - foreign exchange contracts not designated as hedging instruments	(20)	—	(20)	—	(20)
Long-term debt, including current portion	(6,401)	—	(6,518)	—	(6,518)
We determine our Level 2 fair value measurements based on a market approach using quoted market values or significant other observable inputs for identical or comparable assets or liabilities.

Derivative Instruments and Hedging Activities

We are exposed to market risks, such as changes in foreign currency exchange rates and interest rates. To manage the volatility related to these exposures, we have entered into various derivative transactions. We formally assess, designate and document, as a hedge of an underlying exposure, each qualifying derivative instrument that will be accounted for as an accounting hedge at inception. Additionally, we assess, both at inception and at least quarterly thereafter, whether the financial instruments used in the hedging transaction are effective at offsetting changes in either the fair values or cash flows of the underlying exposures. Derivative cash flows, with the exception of net investment hedges, are principally classified in the operating activities section of the condensed consolidated statements of cash flows, consistent with the underlying hedged item. Cash flows related to net investment hedges are classified in the investing activities section of the consolidated statements of cash flows. Our outstanding positions are discussed below.

2022 Q1 Form 10-Q | 20

Derivatives not designated as hedges

We may enter into foreign exchange forward or option contracts to reduce the effect of fluctuating currency exchange rates. These derivative financial instruments primarily offset exposures in the Euro, British pound, Swiss franc, Brazilian real, Australian dollar, Japanese yen, Canadian dollar, and Chinese yuan. Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures and are recorded at fair value with the gain or loss recognized in other expense, net in the condensed consolidated statements of operations. Forward contracts generally have maturities not exceeding 12 months. At March 31, 2022 and December 31, 2021, we had outstanding foreign exchange contracts with aggregate notional amounts of $1,099 million and $1,212 million, respectively.

The amount of net gains (losses) on derivative instruments not designated as hedging instruments, recorded in other expense, net were as follows:

	Three Months Ended March 31,
	2022	2021
Foreign exchange forward contracts (1)	$(8)	$34

(1)These amounts were substantially offset in other expense, net by the effect of changing exchange rates on the underlying foreign currency exposures.

Derivatives designated as hedges

We are subject to interest rate risk with regard to our existing floating-rate debt, and we utilize interest rate swap contracts to mitigate the variability in cash flows by effectively converting the floating-rate debt into fixed-rate debt. We recognize any differences between the variable interest rate payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense, net of capitalized interest over the life of the swaps. We have designated these swaps as cash flow hedges and record them at fair value on the condensed consolidated balance sheets. Changes in the fair value of the hedges are recognized in other comprehensive income (loss). Fair value is estimated based on quoted market values of similar hedges and is classified as Level 2. Our outstanding forward-starting interest rate swaps have maturities ranging between 2022 and 2025 with aggregate notional amounts of $3,550 million and $3,800 million as of March 31, 2022 and December 31, 2021, respectively.

The amounts of net gains on cash flow hedges, recorded, net of tax, in other comprehensive income (loss), are as follows:

	Three Months Ended March 31,
	2022	2021
Forward-starting interest rate swaps	$109	$53

There was no tax effect for the three months ended March 31, 2022 and 2021 after the application of the U.S. valuation allowance. See Note 11: Income Taxes for further discussion. In April 2022, we took advantage of market opportunities to restructure our interest rate swap portfolio. We unwound the existing swaps and simultaneously entered into new agreements with the same notional amounts and covering the same tenors. As a result, we received a cash settlement of $132 million during the second quarter of 2022. Over the next 12 months, we expect to reclassify approximately $47 million of unrealized gains associated with our cancelled swaps into interest expense, net of capitalized interest in the condensed consolidated statements of operations. During the three months ended March 31, 2022 and 2021, we recognized $3 million and $7 million, respectively, of net losses into interest expense.

2022 Q1 Form 10-Q | 21

Note 11. Income Taxes

	Three Months Ended March 31,
	2022	2021
Income tax expense (benefit)	$23	$(19)
Effective tax rate	32.1%	23.5%

We were included in Lilly's U.S. tax examinations by the Internal Revenue Service through the full separation date of March 11, 2019. Pursuant to the tax matters agreement we executed with Lilly in connection with our initial public offering (IPO), the potential liabilities or potential refunds attributable to pre-IPO periods in which Elanco was included in a Lilly consolidated or combined tax return remain with Lilly. The U.S. examination of tax years 2016 - 2018 began in the fourth quarter of 2019 and remains ongoing; therefore, the resolution of this audit period will likely extend beyond the next 12 months.

For the three months ended March 31, 2022, we recognized income tax expense of $23 million. Our effective tax rate of 32.1% differs from the statutory income tax rate largely due to certain research and experimentation costs being capitalized beginning January 1st, 2022, as provided under the Tax Cuts and Jobs Act. This has increased the expected profits in jurisdictions with higher statutory tax rates as well as expected U.S. international tax inclusions, which are partially offset by utilization of net operating losses and valuation allowance release in the U.S.

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

Note 12. Commitments and Contingencies

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

2022 Q1 Form 10-Q | 22

Claims seeking actual damages, injunctive relief, and/or restitution for allegedly deceptive marketing have been made against Elanco Animal Health Inc. and Bayer HealthCare LLC, along with other Elanco and Bayer entities, arising out of the use of Seresto™, a non-prescription flea and tick collar for cats and dogs. During 2021, putative class action lawsuits were filed in federal courts in the U.S. alleging that the Seresto collars contain pesticides that can cause serious injury and death to cats and/or dogs wearing the product. The cases mention the existence of incident reports involving humans, but no plaintiff has claimed personal harm from the product. One plaintiff filed a petition before the Judicial Panel on Multidistrict Litigation (JPML). The hearing on the JPML petition took place on July 29, 2021, and a decision was reached to consolidate and transfer all pending lawsuits to the federal court in the Northern District of Illinois. We continue to receive information with respect to potential litigation costs, and we will be taking appropriate steps to defend these class action lawsuits.

Further, a U.S. House of Representatives subcommittee chair requested that Elanco produce certain documents and information related to the Seresto collar and further made a request to temporarily recall Seresto collars from the market. We are continuing to cooperate with the subcommittee and have produced information pursuant to the request.

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

We are party to various other legal actions in the normal course of business. In determining whether a pending matter is significant for financial reporting and disclosure purposes, we consider both quantitative and qualitative factors in order to assess materiality. We accrue for liability claims to the extent that it is probable we will incur a loss and we can formulate a reasonable estimate of the costs. As of March 31, 2022 and December 31, 2021, we had no material liabilities established related to litigation as there were no significant claims which were probable and estimable. We are not currently subject to a significant claim other than the lawsuits noted above.

Regulatory Matters

On July 1, 2021, we received a subpoena from the SEC relating to our channel inventory and sales practices prior to mid-2020. We have cooperated in providing documents and information to the SEC and will continue to do so. Management believes that its actions were appropriate.

Other Commitments

As of March 31, 2022, we have a lease commitment that has not yet commenced for our new corporate headquarters in Indianapolis, Indiana. Total minimum lease payments are estimated to be approximately $310 million over a term of 25 years, excluding extensions. Final lease payments may vary depending on the actual cost of certain construction activities. Lease commencement is expected in 2024.

The land for our new corporate headquarters is located in a Tax Increment Finance District, and the project is, in part, funded through Tax Incremental Financing (TIF) through an incentive agreement between us and the City of Indianapolis. The agreement provides for an estimated total incentive of $64 million to be funded by The City of Indianapolis in connection with the future tax increment revenue generated from the developed property. In December 2021, as part of a funding and development agreement entered into between us and the developer, we made a commitment to use the expected TIF proceeds towards the cost of developing and constructing the headquarters. In exchange, the developer has agreed to reimburse us up to the $64 million commitment. The accrued incentive is included in other non-current liabilities on our condensed consolidated balance sheets, which will amortize over the lease term beginning at the commencement date and offset future rent expense.

2022 Q1 Form 10-Q | 23

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

Our products include AviPro™, Baytril™, Cydectin™, Catosal™, Denagard™, Maxiban™, Rumensin™, Pulmotil™, and other products for livestock and poultry, as well as Advantage™, Advantix™, Advocate™ (collectively referred to as the Advantage Family), Credelio™, Duramune™, Galliprant™, Interceptor™ Plus, Seresto, Trifexis™, and other products for pets.

We have a single customer that accounted for 10% and 7% of revenue for the three months ended March 31, 2022 and 2021, respectively. Product sales with this customer resulted in accounts receivable of $73 million and $74 million as of March 31, 2022 and December 31, 2021, respectively.

We are exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates.

Selected geographic area information was as follows:

	Three Months Ended March 31,
	2022	2021
Revenue
United States	$522	$533
International	703	709
Revenue	$1,225	$1,242

Note 14. Retirement Benefits

The following table summarizes net periodic benefit cost (income) relating to our defined benefit pension plans:

	Three Months Ended March 31,
	2022	2021
Service cost	$4	$5
Interest cost	1	1
Expected return on plan assets	(2)	(2)
Amortization of prior service cost	(1)	(2)
Amortization of net actuarial loss	—	1
Net curtailments and settlements (Note 6)	—	(9)
Net periodic benefit cost (income)	$2	$(6)

2022 Q1 Form 10-Q | 24

The components of net periodic benefit cost (income) other than service cost and net curtailments and settlements are included in other expense, net in our condensed consolidated statements of operations. Net curtailments and settlements are included in asset impairment, restructuring and other special charges in our condensed consolidated statements of operations.

Note 15. Earnings (Loss) Per Share

We compute basic earnings (loss) per share by dividing net income (loss) available to common shareholders by the actual weighted average number of common shares outstanding for the reporting period. Elanco has variable common stock equivalents relating to certain equity awards in stock-based compensation arrangements and the TEU prepaid stock purchase contracts (see Note 8: Equity for further discussion). Diluted earnings per share reflects the potential dilution that could occur if holders of the unvested equity awards and unsettled TEUs converted their holdings into common stock. The weighted average number of potentially dilutive shares outstanding is calculated using the treasury stock method. Potential common shares that would have the effect of increasing diluted earnings per share (or reducing loss per share) are considered to be anti-dilutive and as such, these shares are not included in the calculation of diluted earnings (loss) per share.

Basic and diluted earnings (loss) per share are calculated as follows:

	Three Months Ended March 31,
	2022	2021
Net income (loss) available to common shareholders	$48	$(61)
Determination of shares:
Weighted average common shares outstanding	488.0	486.7
Assumed conversion of dilutive common stock equivalents (1)	4.2	—
Diluted weighted average shares outstanding	492.2	486.7
Earnings (loss) per share (2)
Basic	$0.10	$(0.12)
Diluted	$0.10	$(0.12)
(1)During the three months ended March 31, 2021, we reported a net loss. Therefore, dilutive common stock equivalents are not assumed to have been issued since their effect is anti-dilutive. As a result, basic and diluted weighted average shares are the same, causing diluted net loss per share to be equivalent to basic net loss per share. For the three months ended March 31, 2022 and 2021, approximately 0.1 million and 4.4 million, respectively, of potential common shares were excluded from the calculation of diluted earnings (loss) per share because their effect was anti-dilutive.
(2)Due to rounding conventions, earnings (loss) per share may not recalculate precisely based on the amounts presented within this table.

2022 Q1 Form 10-Q | 25

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations (MD&A) is intended to assist the reader in understanding and assessing significant changes and trends related to our results of operations and financial position. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying footnotes in Item 1 of Part I of this Form 10-Q. Certain statements in this Item 2 of Part I of this Form 10-Q constitute forward-looking statements. Various risks and uncertainties, including those discussed in "Forward-Looking Statements" of this Form 10-Q, in Item 1A, "Risk Factors" of Part II of this Form 10-Q, and in Item 1A, “Risk Factors” of Part I of our Form 10-K for the year ended December 31, 2021, may cause our actual results, financial position, and cash generated from operations to differ materially from these forward-looking statements. Further, due to the seasonality of our pet health sales, interim results are not necessarily an appropriate base from which to project annual results.

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

We offer a diverse portfolio of approximately 200 brands that make us a trusted partner to pet owners, veterinarians and farm animal producers. Our products are generally sold worldwide to third-party distributors and independent retailers, and directly to farm animal producers and veterinarians. With the acquisition of Bayer Animal Health, we have expanded our presence in retail and e-commerce channels in order to meet pet owners where they want to purchase.

2022 Q1 Form 10-Q | 26

We operate our business in a single segment directed at fulfilling our vision of food and companionship enriching life – all to advance the health of animals, people and the planet. We advance our vision by offering products in these two primary categories:

Pet Health: Our pet health portfolio is focused on parasiticides, vaccines and therapeutics. We have one of the broadest parasiticide portfolios in the pet health sector based on indications, species and formulations, with products that protect pets from worms, fleas and ticks. Our Seresto and Advantage Family products are over-the-counter treatments for the elimination and prevention, respectively, of fleas and ticks, and complement our prescription parasiticide products, Credelio, Interceptor Plus, and Trifexis. Our vaccines portfolio provides differentiated prevention coverage for a number of important pet health risks and is available in the U.S. only. In therapeutics, we have a broad pain and osteoarthritis portfolio across species, modes of action, indications and disease stages. Pet owners are increasingly treating osteoarthritis in their pets, and our Galliprant product is one of the fastest growing osteoarthritis treatments in the U.S. Additionally, we have products that offer treatment for otitis (ear infections) with Claro, as well as treatments for certain cardiovascular and dermatology indications.

Farm Animal: Our farm animal portfolio consists of products designed to prevent, control and treat health challenges primarily focused on cattle (beef and dairy), swine, poultry, and aquaculture (cold and warm water) production. Our products include medicated feed additives, injectable antibiotics, vaccines, insecticides, and enzymes, among others. We have a wide range of farm animal products, including Rumensin and Baytril, both of which are used extensively in ruminants (e.g., cattle, sheep and goats). In poultry, our Maxiban product, is a valuable offering for the control and prevention of intestinal disease.
A summary of our 2022 revenue and net income (loss) compared with the same period in 2021 is as follows:

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Revenue	$1,225	$1,242
Net income (loss)	48	(61)
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

Key Trends and Conditions Affecting Our Results of Operations

Industry Trends

The animal health industry, which includes both pets and farm animals, is a growing industry that benefits billions of people worldwide.

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

2022 Q1 Form 10-Q | 27

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

Factors Affecting Our Results of Operations

Russia-Ukraine Conflict

In February 2022, Russia commenced military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations. The U.S. and certain other countries could impose further sanctions, trade restrictions, and other retaliatory actions if the conflict continues or worsens. The broader consequences of the conflict, including related inflationary pressures, geopolitical tensions, additional retaliatory actions taken by the U.S. and other countries, and any counter retaliatory actions by Russia or Belarus in response, including, for example, potential cyberattacks or the disruption of energy exports, are likely to cause regional instability and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. The situation remains uncertain and it is difficult to predict the impact that the conflict and actions taken in response to the conflict will have on our business; however, they could increase our costs, disrupt our supply chain, reduce our sales and earnings, or otherwise adversely affect our business and results of operations.

As a global animal health leader, we have an obligation to support the health of animals and people. At the center of that work is ensuring access and availability of food. At this time, we are limiting our business in Russia to only the essential products that support these needs, while complying with all imposed sanctions. We do not manufacture products or source any materials from companies in Russia for use in our products, nor do we conduct business with the Russian government. During the three months ended March 31, 2022, revenue to Russian and Ukrainian customers represented approximately 1% of our consolidated revenue. Assets held in Russia as of March 31, 2022 represented less than 1% of our consolidated assets.

COVID-19 Pandemic and Resulting Operating Environment

We continue to closely monitor the impact of the COVID-19 pandemic, including its variants, and the related economic effects on all aspects of our business, including impacts on our operations, supply chain, and customer demand. The extent to which the COVID-19 pandemic may impact our financial condition and results of operations remains uncertain and is dependent on developments that are out of our control, including measures being taken by authorities to mitigate against the spread of COVID-19, such as the recent lockdowns in China, the emergence of new variants and the availability and successful administration of effective vaccines. We cannot predict the impact that the ongoing COVID-19 pandemic will have on our customers, vendors and suppliers; however, the COVID-19 pandemic has had and may continue to have an adverse impact on our business if these parties continue to experience negative effects.

2022 Q1 Form 10-Q | 28

While the situation surrounding the COVID-19 pandemic remains fluid, the effects have disrupted the global supply chain across all modes of transportation, which in turn has resulted in less reliable transportation schedules and increased freight costs. This disruption, combined with increased demand for key raw materials, including those used in COVID-19 vaccine manufacturing, has also impacted our suppliers, resulting in shortages of raw materials or components required to manufacture our products. We continue to work closely with suppliers and freight partners to mitigate impacts to our operations and customers, including the addition of new transportation routes and targeted increases of certain safety stocks. Although we regularly monitor the financial health of companies in our supply chain, prolonged financial hardship on our suppliers and labor shortages could continue to disrupt our ability to obtain key raw materials, adversely affecting our operations. The global industry freight environment has experienced, and could continue to experience, lead time disruptions and increases in shipping costs, negatively impacting our profitability.
Our Acquisition of Bayer Animal Health and KindredBio

We have incurred and expect to continue to incur expenses in connection with our acquisitions of Bayer Animal Health and KindredBio, including fees for professional services such as legal, accounting, consulting, and other advisory fees and expenses. Expenses incurred in 2021 and thus far in 2022 are primarily related to integration activities. In addition, we have incurred and expect to continue to incur costs related to the build out of processes and systems to support finance and global supply and logistics and to expand administrative functions, including, but not limited to, information technology, facilities management, distribution, human resources, and manufacturing, to replace services previously provided by the former parent company of Bayer Animal Health. We anticipate that these additional costs will be partially offset by expected synergies.

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

2022 Q1 Form 10-Q | 29

Prior to the acquisition of Bayer Animal Health, our acquisitions within the last six years added in the aggregate $1.4 billion in revenue, 4,600 full-time employees, and 12 manufacturing and eight R&D sites. The acquisitions of Bayer Animal Health on August 1, 2020 and KindredBio on August 27, 2021 added 3,950 full-time employees, 10 manufacturing sites, and five R&D sites (before company-wide restructuring activities initiated in 2020 and 2021). In addition, from 2015 to 2021, changing market demand for antibiotics and other headwinds, such as competition with generics and innovation, affected some of our highest gross margin products, resulting in a change to our product mix and driving operating margin lower. In response, we implemented a number of initiatives across the manufacturing, R&D and marketing, selling and administrative functions. Our manufacturing cost savings strategies included improving manufacturing processes and headcount through lean manufacturing (minimizing waste while maintaining productivity), closing and selling manufacturing sites, consolidating our CMO network, strategically insourcing certain projects, and pursuing cost savings opportunities through alternate sources of supply. Additional cost savings have resulted from reducing the number of R&D sites, sales force consolidation and reducing discretionary and other general and administrative operating expenses.

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

Foreign Exchange Rates

Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 90 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. During the three months ended March 31, 2022 and 2021, approximately 54% of our revenue was denominated in foreign currencies. As we operate in multiple foreign currencies, including the Euro, British pound, Swiss franc, Brazilian real, Australian dollar, Japanese yen, Canadian dollar, Chinese yuan, and other currencies, changes in those currencies relative to the U.S. dollar impact our revenue, cost of sales and expenses, and consequently, net income. These fluctuations may also affect the ability to buy and sell our products between markets impacted by significant exchange rate variances. Currency movements decreased revenue by 3% during the three months ended March 31, 2022. Currency movements had a limited impact on revenue during the three months ended March 31, 2021.

2022 Q1 Form 10-Q | 30

Results of Operations

The following discussion and analysis of our results of operations should be read along with our condensed consolidated financial statements and the notes thereto.

	Three Months Ended March 31,
(Dollars in millions)	2022	2021	% Change
Revenue	$1,225	$1,242	(1)%
Costs, expenses and other:
Cost of sales	509	569	(11)%
% of revenue	42%	46%	(4)%
Research and development	81	89	(9)%
% of revenue	7%	7%	—%
Marketing, selling and administrative	320	348	(8)%
% of revenue	26%	28%	(2)%
Amortization of intangible assets	137	147	(7)%
% of revenue	11%	12%	(1)%
Asset impairment, restructuring and other special charges	46	108	(57)%
Interest expense, net of capitalized interest	52	61	(15)%
Other expense, net	9	—	NM
Income (loss) before income taxes	71	(80)	189%
% of revenue	6%	(6)%	12%
Income tax expense (benefit)	23	(19)	221%
Net income (loss)	$48	$(61)	179%
Certain amounts and percentages may reflect rounding adjustments.
NM - Not meaningful

Disaggregated Revenue

On a global basis, our revenue by product category for the three months ended March 31 is summarized as follows:

	Revenue		% of Total Revenue		Increase (Decrease)
(Dollars in millions)	2022	2021	2022	2021	$ Change	% Change	CER (1)
Pet Health	$639	$645	52%	52%	$(6)	(1)%	2%
Farm Animal	569	578	46%	47%	(9)	(2)%	1%
Subtotal	1,208	1,223	99%	98%	(15)	(1)%	2%
Contract Manufacturing(2)	17	19	1%	2%	(2)	(11)%	(8)%
Total	$1,225	$1,242	100%	100%	(17)	(1)%	2%
Note: Numbers may not add due to rounding
(1)Constant exchange rate (CER), a non-GAAP measure, is defined as revenue growth excluding the impact of foreign exchange. The calculation assumes the same foreign currency exchange rates that were in effect for the comparable prior-year period were used in translation of the current period results. We believe this metric provides a useful comparison to previous periods.
(2)Represents revenue from arrangements in which we act as a contract manufacturer, including supply agreements associated with divestitures of products related to the acquisition of Bayer Animal Health.

2022 Q1 Form 10-Q | 31

On a global basis, the effect of price, foreign exchange rates and volumes on changes in revenue for the three months ended March 31, 2022 and 2021 was as follows:

First quarter of 2022 (Dollars in millions)	Revenue	Price	FX Rate	Volume	Total	CER
Pet Health	$639	2%	(3)%	—%	(1)%	2%
Farm Animal	569	1%	(3)%	—%	(2)%	1%
Subtotal	1,208	2%	(3)%	—%	(1)%	2%
Contract Manufacturing	17	—%	(3)%	(8)%	(11)%	(8)%
Total	$1,225	2%	(3)%	—%	(1)%	2%

First quarter of 2021 (Dollars in millions)	Revenue	Price	FX Rate	Volume (1)	Total	CER
Pet Health	$645	2%	2%	210%	213%	211%
Farm Animal	578	2%	—%	31%	33%	34%
Subtotal	1,223	2%	—%	89%	91%	91%
Contract Manufacturing	19	—%	—%	—%	—%	—%
Total	$1,242	2%	—%	86%	89%	88%
Note: Numbers may not add due to rounding
(1)Impact of 2021 revenue from Bayer Animal Health is reflected in volume.

Revenue

Pet Health revenue decreased by $6 million, or less than 1%, for the quarter, driven by an unfavorable impact from foreign exchange rates, partially offset by an increase in price. On a constant currency basis, an increase in international pet health revenue was partially offset by a decline in U.S. pet health revenue. In addition, growth in newer generation parasiticides and pain products was partially offset by declines in older generation parasiticides.

Farm Animal revenue decreased by $9 million, or 2%, for the quarter, driven by an unfavorable impact from foreign exchange rates, partially offset by an increase in price. Improved producer demand and innovation in poultry as well as strong aqua demand was partially offset by a decline in demand in the swine market, particularly in China, as compared to the first quarter of 2021. Additionally, cattle declined in the quarter primarily driven by generic competition impacting price on several key brands.

Cost of Sales

	Three Months Ended March 31,
(Dollars in millions)	2022	2021	% Change
Cost of sales	$509	$569	(11)%
% of revenue	42%	46%

Costs of sales as a percentage of revenue decreased for three months ended March 31, 2022, primarily due to amortization of the fair value adjustment of $62 million recorded from the acquisition of Bayer Animal Health in the first quarter of 2021 and improvements in manufacturing productivity, partially offset by unfavorable inflationary impacts on input costs, freight and conversion costs. Excluding the $62 million fair value adjustment for the three months ended March 31, 2021, cost of sales as a percentage of revenue would have been approximately 41%.

2022 Q1 Form 10-Q | 32

Research and Development

	Three Months Ended March 31,
(Dollars in millions)	2022	2021	% Change
Research and development	$81	$89	(9)%
% of revenue	7%	7%

R&D expenses decreased $8 million for the three months ended March 31, 2022. R&D expenses were favorably impacted by cost savings realized as a result of 2021 restructuring activities.

Marketing, Selling and Administrative

	Three Months Ended March 31,
(Dollars in millions)	2022	2021	% Change
Marketing, selling and administrative	$320	$348	(8)%
% of revenue	26%	28%

Marketing, selling and administrative expenses decreased $28 million for the three months ended March 31, 2022, primarily driven by disciplined cost management across the business and cost savings realized as a result of 2021 restructuring activities.

Amortization of Intangible Assets

	Three Months Ended March 31,
(Dollars in millions)	2022	2021	% Change
Amortization of intangible assets	$137	$147	(7)%

Amortization of intangible assets decreased $10 million for the three months ended March 31, 2022, primarily due to the timing of finalizing the valuation of intangible assets acquired from the Bayer Animal Health acquisition and the impact of foreign exchange rates.

Asset Impairment, Restructuring and Other Special Charges

	Three Months Ended March 31,
(Dollars in millions)	2022	2021	% Change
Asset impairment, restructuring and other special charges	$46	$108	(57)%

For additional information regarding our asset impairment, restructuring and other special charges, see Note 6: Asset Impairment, Restructuring and Other Special Charges to the condensed consolidated financial statements.

Asset impairment, restructuring and other special charges decreased $62 million for the three months ended March 31, 2022, primarily due to a period over period decrease in overall acquisition-related charges, which include transaction costs related to acquisitions and costs associated with the implementation of new systems, programs, and processes due to both our separation from Lilly and the integration of Bayer Animal Health. The decrease was also driven by lower severance charges as compared to 2021. These decreases were partially offset by a $28 million asset write-down charge recorded upon the final sale of our Speke site during the first quarter of 2022.

Interest Expense, Net of Capitalized Interest

	Three Months Ended March 31,
(Dollars in millions)	2022	2021	% Change
Interest expense, net of capitalized interest	$52	$61	(15)%

Interest expense, net of capitalized interest decreased for the three months ended March 31, 2022, primarily due to the favorable impact of refinancing at lower interest rates.

2022 Q1 Form 10-Q | 33

Other Expense, Net

	Three Months Ended March 31,
(Dollars in millions)	2022	2021	% Change
Other expense, net	$9	$—	NM

Other expense recorded during the three months ended March 31, 2022 primarily consisted of mark-to-market adjustments on equity investments and foreign exchange losses, partially offset by certain components of net periodic benefit cost. See Note 14: Retirement Benefits to the condensed consolidated financial statements for further discussion related to net periodic benefit cost (income) recorded during the period. Other expense recorded during the three months ended March 31, 2021 consisted of losses recorded in relation to divestitures. This was fully offset by up-front payments received, milestones earned, and equity issued to us in relation to a license agreement.

Income Tax Expense (Benefit)

	Three Months Ended March 31,
(Dollars in millions)	2022	2021	% Change
Income tax expense (benefit)	$23	$(19)	(221)%
Effective tax rate	32.1%	23.5%

Income tax expense increased for the three months ended March 31, 2022, primarily due to positive pre-tax earnings. The effective tax rate increased for the three months ended March 31, 2022 and differs from the statutory income tax rate largely due to certain research and experimentation costs being capitalized beginning January 1st, 2022, as provided under the Tax Cuts and Jobs Act. This has increased the expected profits in jurisdictions with higher statutory tax rates as well as expected U.S. international tax inclusions, which are partially offset by utilization of net operating losses and valuation allowance release in the U.S. See Note 11: Income Taxes to the condensed consolidated financial statements.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash flows from operations and funds available under our credit facilities. As a significant portion of our business is conducted internationally, we hold a significant portion of cash outside of the U.S. We monitor and adjust the amount of foreign cash based on projected cash flow requirements. Our ability to use foreign cash to fund cash flow requirements in the U.S. may be impacted by local regulations and, to a lesser extent, following U.S. tax reforms, the income taxes associated with transferring cash to the U.S. We intend to indefinitely reinvest foreign earnings for continued use in our foreign operations. As our structure evolves as a standalone company, we may change that strategy, particularly to the extent we identify tax efficient reinvestment alternatives for our foreign earnings or change our cash management strategy.

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

Our ability to meet future funding requirements may be impacted by macroeconomic, business and financial volatility. As markets change, we will continue to monitor our liquidity position. However, a challenging economic environment or an economic downturn may impact our liquidity or ability to obtain future financing. See "Item 1A. Risk Factors - We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful" in Part I of our Form 10-K for the year ended December 31, 2021.

2022 Q1 Form 10-Q | 34

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented:

(Dollars in millions)	Three Months Ended March 31,
Net cash provided by (used for):	2022	2021	$ Change
Operating activities	$(62)	$22	$(84)
Investing activities	(29)	10	(39)
Financing activities	(200)	2	(202)
Effect of exchange-rate changes on cash and cash equivalents	(5)	(25)	20
Net increase (decrease) in cash and cash equivalents	$(296)	$9	$(305)

Operating activities

Operating cash flows decreased $84 million, to a use of $62 million for the three months ended March 31, 2022 as compared to cash provided by operating activities of $22 million for the three months ended March 31, 2021. Cash used in operating activities during the period was negatively impacted by changes in operating assets and liabilities, particularly changes in accounts receivable, accounts payable and other liabilities as compared to the three months ended March 31, 2021, partially offset by an increase in net income after excluding non-cash operating activities. In the past, we have extended our payment terms for distributors on occasion. Although we presently have no plans to do so in the future, it is possible that we will need to extend payment terms in certain situations as a result of the COVID-19 global health pandemic, competitive pressures and the need for certain inventory levels at our channel distributors to avoid supply disruptions. If so, such extensions of customer payment terms could result in additional uses of our cash flow.

Investing activities

Our cash used for investing activities was $29 million for three months ended March 31, 2022 as compared to cash provided by investing activities of $10 million for the three months ended March 31, 2021. The change was primarily driven by cash received for the three months ended March 31, 2021 due to the finalization of the working capital adjustment for the acquisition of Bayer Animal Health, partially offset by the purchase of intangible assets during that same period.

Financing activities

Our cash used for financing activities was $200 million for three months ended March 31, 2022 as compared to cash provided by financing activities of $2 million for the three months ended March 31, 2021. Cash used in financing activities during the three months ended March 31, 2022 reflected the repayment of indebtedness outstanding under our Term Loan B credit facility and net repayments on our revolving credit facility. Cash provided by financing activities during the three months ended March 31, 2021 reflected net proceeds from our revolving credit facility, partially offset by the repayment of indebtedness outstanding under our Term Loan B credit facility.

Description of Indebtedness

For a complete description of our debt and available credit facilities as of March 31, 2022 and December 31, 2021, see Note 9: Debt to the condensed consolidated financial statements.

Contractual Obligations

Our contractual obligations and commitments as of March 31, 2022 are primarily comprised of long-term debt obligations, operating leases, and purchase obligations. Our long-term debt obligations are comprised of our expected principal and interest obligations and our interest rate swaps. Purchase obligations consist of open purchase orders as of March 31, 2022 and contractual payment obligations with significant vendors which are noncancelable and are not contingent. These obligations are primarily short-term in nature.

2022 Q1 Form 10-Q | 35

As of March 31, 2022, we also have an additional lease commitment that has not yet commenced for our new corporate headquarters in Indianapolis, Indiana. Total minimum lease payments are estimated to be approximately $310 million over a term of 25 years, excluding extensions. Final lease payments may vary depending on the actual cost of certain construction activities. Lease commencement is expected in 2024.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Certain of our accounting policies are considered critical because these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments by us, often requiring the use of estimates about the effects of matters that are inherently uncertain. Actual results that differ from our estimates could have an unfavorable effect on our financial position and results of operations. We apply estimation methodologies consistently from year to year. Such policies are summarized in Item 7, "Management's Discussion & Analysis of Results of Financial Condition and Results of Operations," of our Form 10-K for the year ended December 31, 2021. There have been no significant changes in the application of our critical accounting policies during the three months ended March 31, 2022.

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

We estimate that a hypothetical 10% adverse movement in all foreign currency exchange rates related to the translation of the results of our foreign operations would decrease our net income by approximately $6 million for the three months ended March 31, 2022.

We generally identify hyperinflationary markets as those markets whose cumulative inflation rate over a three-year period exceeds 100%. We have concluded that our Argentina subsidiary is operating in a hyperinflationary market. As a result, beginning in the second quarter of 2018, the functional currency of our Argentina subsidiary changed from the local currency to the U.S. dollar. During the three months ended March 31, 2022, revenue in Argentina represented less than 1% of our consolidated revenue. Assets held in Argentina as of March 31, 2022 represented less than 1% of our consolidated assets.

During the first quarter of 2022, Turkey’s three-year cumulative inflation rate exceeded 100%, and we concluded that Turkey became a hyperinflationary economy for accounting purposes. As of April 1, 2022, we expect to apply hyperinflationary accounting for our subsidiary in Turkey and change its functional currency from the Turkish lira to the U.S. dollar. During the three months ended March 31, 2022, revenue in Turkey represented less than 1% of our consolidated revenue. Assets held in Turkey as of March 31, 2022 represented less than 1% of our consolidated assets.

While the hyperinflationary conditions did not have a material impact on our business during the three months ended March 31, 2022, in the future, we may incur larger currency devaluations, which could have a material adverse impact on our results of operations.

2022 Q1 Form 10-Q | 36

Interest Risk

Our variable-rate debt is exposed to interest rate fluctuations based on LIBOR. As of March 31, 2022, we held certain interest rate swap agreements with a notional value of $3,550 million that have the economic effect of modifying our variable-interest so that a portion of the variable-rate interest payable becomes fixed. During the three months ended March 31, 2022, we recorded a gain of $109 million, net of taxes on these interest rate swaps in other comprehensive income (loss). See Note 10: Financial Instruments and Fair Value to the condensed consolidated financial statements for further information.

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

Our management, with the participation of Jeffrey N. Simmons, president and chief executive officer, and Todd S. Young, executive vice president and chief financial officer, evaluated our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective.

(b)Changes in Internal Controls. During the first quarter of 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 12: Commitments and Contingencies to the condensed consolidated financial statements for a summary of our legal proceedings, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our risk factors are documented in Item 1A of Part I of our Form 10-K for the year ended December 31, 2021, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(none)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(none)

2022 Q1 Form 10-Q | 37

ITEM 4. MINE SAFETY DISCLOSURES

(none)

ITEM 5. OTHER INFORMATION

(none)

2022 Q1 Form 10-Q | 38

ITEM 6. EXHIBITS

The following exhibits are either filed or furnished herewith (as applicable) or, if so indicated, incorporated by reference to the documents indicated in parentheses, which have previously been filed or furnished with the Securities and Exchange Commission.

Exhibit Number	Description
10.1
Services Agreement, dated as of January 1, 2022, by and between MBRD Service Company and Elanco US Inc. (incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10-K filed with the SEC on February 28, 2022).

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

2022 Q1 Form 10-Q | 39

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ELANCO ANIMAL HEALTH INCORPORATED
(Registrant)

Date:	May 9, 2022	/s/ Jeffrey N. Simmons
Jeffrey N. Simmons
President and Chief Executive Officer
Date:	May 9, 2022	/s/ Todd S. Young
Todd S. Young
Executive Vice President, Chief Financial Officer

2022 Q1 Form 10-Q | 40