Form 10-Q
period 2022-06-30
Elanco Animal Health Inc
filed 2022-08-08
CIK 1739104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒ Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of a “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒
The number of shares of common stock outstanding as of August 3, 2022 was 474,113,647.

ELANCO ANIMAL HEALTH INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

2022 Q2 Form 10-Q | 2

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
•the potential impact on our business and global economic conditions resulting from the conflict involving Russia and Ukraine;
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

2022 Q2 Form 10-Q | 3

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

2022 Q2 Form 10-Q | 4

PART I

ITEM 1. FINANCIAL STATEMENTS

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$1,177	$1,279	$2,402	$2,521
Costs, expenses and other:
Cost of sales	484	551	993	1,120
Research and development	82	94	163	183
Marketing, selling and administrative	343	385	663	733
Amortization of intangible assets	133	129	270	276
Asset impairment, restructuring and other special charges	86	299	132	407
Interest expense, net of capitalized interest	67	60	119	121
Other (income) expense, net	—	(3)	9	(3)
	1,195	1,515	2,349	2,837
Income (loss) before income taxes	(18)	(236)	53	(316)
Income tax expense (benefit)	4	(26)	27	(45)
Net income (loss)	$(22)	$(210)	$26	$(271)

Earnings (loss) per share:
Basic	$(0.04)	$(0.43)	$0.05	$(0.56)
Diluted	$(0.04)	$(0.43)	$0.05	$(0.56)
Weighted average shares outstanding:
Basic	488.4	487.3	488.2	487.0
Diluted	488.4	487.3	492.1	487.0
See notes to condensed consolidated financial statements.

2022 Q2 Form 10-Q | 5

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(22)	$(210)	$26	$(271)
Other comprehensive income (loss):
Cash flow hedges, net of taxes	8	(5)	117	48
Foreign currency translation	(470)	169	(555)	(297)
Defined benefit pension and retiree health benefit plans, net of taxes	(1)	3	(2)	11
Other comprehensive income (loss), net of taxes	(463)	167	(440)	(238)
Comprehensive loss	$(485)	$(43)	$(414)	$(509)
See notes to condensed consolidated financial statements.

2022 Q2 Form 10-Q | 6

Elanco Animal Health Incorporated
Condensed Consolidated Balance Sheets
(in millions, except share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$507	$638
Accounts receivable, net of allowances of $10 (2022) and $12 (2021)	916	833
Other receivables	212	195
Inventories	1,334	1,373
Prepaid expenses and other	338	237
Total current assets	3,307	3,276
Noncurrent Assets
Goodwill	5,898	6,172
Other intangibles, net	5,059	5,587
Other noncurrent assets	376	387
Property and equipment, net of accumulated depreciation of $688 (2022) and $1,041 (2021)	961	1,061
Total assets	$15,601	$16,483
Liabilities and Equity
Current Liabilities
Accounts payable	$386	$418
Employee compensation	113	185
Sales rebates and discounts	284	316
Current portion of long-term debt	56	294
Other current liabilities	499	430
Total current liabilities	1,338	1,643
Noncurrent Liabilities
Long-term debt	6,007	6,025
Accrued retirement benefits	254	271
Deferred taxes	620	745
Other noncurrent liabilities	242	261
Total liabilities	8,461	8,945
Commitments and Contingencies
Equity
Preferred stock, no par value, 1,000,000,000 shares authorized; none issued	—	—
Common stock, no par value, 5,000,000,000 shares authorized, 474,097,334 and 473,119,786 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	8,712	8,696
Accumulated deficit	(923)	(949)
Accumulated other comprehensive loss	(649)	(209)
Total equity	7,140	7,538
Total liabilities and equity	$15,601	$16,483
See notes to condensed consolidated financial statements.

2022 Q2 Form 10-Q | 7

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Equity (Unaudited)
(Dollars and shares in millions)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Cash Flow Hedge Gain (Loss)	Foreign Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Total	Total Equity
December 31, 2020	471.9	$—	$8,650	$(477)	$(61)	$360	$4	$303	$8,476
Net loss	—	—	—	(61)	—	—	—	—	(61)
Other comprehensive income (loss), net of tax	—	—	—	—	53	(466)	8	(405)	(405)
Stock compensation	—	—	15	—	—	—	—	—	15
Issuance of stock under employee stock plans, net	1.1	—	(18)	—	—	—	—	—	(18)
March 31, 2021	473.0	—	8,647	(538)	(8)	(106)	12	(102)	8,007
Net loss	—	—	—	(210)	—	—	—	—	(210)
Other comprehensive income (loss), net of tax	—	—	—	—	(5)	169	3	167	167
Stock compensation	—	—	16	—	—	—	—	—	16
June 30, 2021	473.0	$—	$8,663	$(748)	$(13)	$63	$15	$65	$7,980

December 31, 2021	473.1	$—	$8,696	$(949)	$25	$(253)	$19	$(209)	$7,538
Net income	—	—	—	48	—	—	—	—	48
Other comprehensive income (loss), net of tax	—	—	—	—	109	(85)	(1)	23	23
Stock compensation	—	—	14	—	—	—	—	—	14
Issuance of stock under employee stock plans, net	1.0	—	(11)	—	—	—	—	—	(11)
March 31, 2022	474.1	—	8,699	(901)	134	(338)	18	(186)	7,612
Net loss	—	—	—	(22)	—	—	—	—	(22)
Other comprehensive income (loss), net of tax	—	—	—	—	8	(470)	(1)	(463)	(463)
Stock compensation	—	—	17	—	—	—	—	—	17
Issuance of stock under employee stock plans, net	—	—	(4)	—	—	—	—	—	(4)
June 30, 2022	474.1	$—	$8,712	$(923)	$142	$(808)	$17	$(649)	$7,140

See notes to condensed consolidated financial statements.

2022 Q2 Form 10-Q | 8

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$26	$(271)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	347	372
Deferred income taxes	(40)	(114)
Stock-based compensation expense	31	31
Asset impairment and write-down charges	87	278
Loss on sale of assets	1	2
Gain on divestiture	(3)	—
Inventory fair value step-up amortization	—	63
Loss on extinguishment of debt	17	—
Proceeds from interest rate swap settlements	132	—
Changes in operating assets and liabilities	(369)	(190)
Other non-cash operating activities, net	21	—
Net Cash Provided by Operating Activities	250	171
Cash Flows from Investing Activities
Net purchases of property and equipment	(45)	(35)
Cash paid for acquisitions, net of cash acquired	—	73
Purchases of intangible assets	(1)	(34)
Purchases of software	(13)	(12)
Other investing activities, net	(7)	(7)
Net Cash Used for Investing Activities	(66)	(15)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	425	—
Proceeds from revolving credit facility	563	150
Repayments of long-term borrowings	(528)	(37)
Repayments of revolving credit facility	(738)	(150)
Debt issuance costs	(1)	—
Other net financing transactions with Lilly	—	(11)
Other financing activities, net	(17)	(17)
Net Cash Used for Financing Activities	(296)	(65)
Effect of exchange rate changes on cash and cash equivalents	(19)	(17)
Net increase (decrease) in cash and cash equivalents	(131)	74
Cash and cash equivalents at January 1	638	506
Cash and cash equivalents at June 30	$507	$580
See notes to condensed consolidated financial statements.

2022 Q2 Form 10-Q | 9

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

2022 Q2 Form 10-Q | 10

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

Note 4. Revenue

Our sales rebates and discounts are based on specific agreements. The most significant of our sales rebate and discount programs in terms of accrual and payment amounts, percentage of our products that are sold via these programs, and level of judgment required in estimating the appropriate transaction price, relate to our programs in the U.S., France and the United Kingdom (U.K.). As of June 30, 2022 and 2021, the aggregate liability for sales rebates and discounts for these countries represented approximately 77% and 73%, respectively, of our total liability.

The following table summarizes the activity in our global sales rebates and discounts liability:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$295	$331	$316	$295
Reduction of revenue	176	178	355	367
Payments	(187)	(206)	(387)	(359)
Ending balance	$284	$303	$284	$303

Adjustments to revenue recognized as a result of changes in estimates for the judgments described above during the three and six months ended June 30, 2022 and 2021 for product shipped in previous periods were not material.

Actual global product returns were approximately 1% of net revenue for the three and six months ended June 30, 2022 and 2021.

2022 Q2 Form 10-Q | 11

Disaggregation of Revenue

The following table summarizes our revenue disaggregated by product category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Pet Health	$612	$685	$1,251	$1,330
Farm Animal:
Cattle	248	224	495	485
Poultry	174	186	353	357
Swine	89	113	189	236
Aqua	42	44	85	67
Total Farm Animal	553	567	1,122	1,145
Contract Manufacturing (1)	12	27	29	46
Revenue	$1,177	$1,279	$2,402	$2,521
(1)Represents revenue from arrangements in which we manufacture products on behalf of a third party, including supply agreements associated with divestitures of products related to the acquisition of Bayer Animal Health.

Note 5. Acquisitions, Divestitures and Other Arrangements

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

On May 5, 2021, we signed an agreement with KindredBio to acquire exclusive global rights to KIND-030, a monoclonal antibody that is being developed for the treatment and prevention of canine parvovirus. We calculated the fair value of the liability associated with that agreement using an income approach leveraging the estimated sales royalty, sales milestone and technical milestone payments avoided, and settled the $29 million liability upon the closing of our acquisition of KindredBio.

Revenue and loss from KindredBio included in our condensed consolidated statements of operations for the three and six months ended June 30, 2022 were immaterial.

2022 Q2 Form 10-Q | 12

The following table summarizes the preliminary amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Estimated Fair Value at August 27, 2021
Cash and cash equivalents	$31
Other net working capital	12
Property and equipment	33
Intangible assets, primarily acquired in-process research and development (IPR&D)	333
Deferred income taxes, net	(26)
Total identifiable net assets	383
Goodwill	32
Settlement of liability related to previous license agreement	29
Total consideration transferred	$444

The accounting for this acquisition is substantially complete, with the exception of the finalization of tax-related amounts and minor working capital adjustments. The measurement period adjustments recorded during 2022, which were made to reflect the facts and circumstances in existence as of the acquisition date, primarily related to changes in the estimated fair value of acquired IPR&D and minor tax and working capital adjustments. The net impact of these adjustments was not material. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value. The completion of the valuation will occur no later than one year from the acquisition date.

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

2022 Q2 Form 10-Q | 13

Divestitures

Microbiome R&D platform carve-out

In April 2022, we signed an agreement to transfer assets associated with our microbiome R&D platform to a newly created, independent biopharmaceutical company, BiomEdit, focused on developing solutions for animal and human health. As part of the agreement, we retain a non-voting, minority stake in the company. Assets transferred include intellectual property and laboratory equipment. The book values of those assets were not material. In addition, we have entered into transitional services agreements with the company for certain services. We have determined that the disposal of the related net assets does not qualify for reporting as a discontinued operation because it does not represent a strategic shift that has or will have a major effect on our operations and financial results. During the three and six months ended June 30, 2022, we recorded a gain on the disposal of approximately $3 million. While there is no certainty that additional equity in BiomEdit will be sold, the sale of additional Series A equity by the company during 2022 could result in additional gains.

Shawnee and Speke

During 2021, as part of our strategy to optimize our manufacturing footprint, we announced an agreement with TriRx Pharmaceuticals (TriRx) to sell our manufacturing sites in Shawnee, Kansas (Shawnee) and Speke, U.K. (Speke), including the planned transfer of approximately 600 employees. In connection with these arrangements, we also entered into long-term manufacturing and supply agreements, under which TriRx will manufacture existing Elanco products at both sites upon the closing of the transactions. On August 1, 2021, we completed the sale of our Shawnee site and expect to receive gross cash proceeds of $51 million over a period of three years based on the terms of the agreement, beginning in the second half of 2022. On February 1, 2022, we completed the sale of our Speke site and expect to receive gross cash proceeds of $29 million over a period of one year commencing 12 months from the closing date. Receivables for the expected cash proceeds are included in other receivables and other noncurrent assets on our condensed consolidated balance sheets. Upon closing, we recorded a contract asset of $55 million for the favorable supply agreement, which is included in prepaid expenses and other and other noncurrent assets on our condensed consolidated balance sheets. The related assets for Speke were classified as held for sale as of December 31, 2021. The divestitures did not represent a strategic shift that has or will have a major effect on our operations and financial results, and therefore do not qualify for reporting as a discontinued operation. See Note 6: Asset Impairment, Restructuring and Other Special Charges for further information.

Assets Held For Sale

Assets and liabilities considered held for sale in connection with the above divestitures were included in the respective line items on our condensed consolidated balance sheets as follows:

December 31, 2021
Inventories	$31
Property and equipment, net	50
Total assets held for sale	$81

2022 Q2 Form 10-Q | 14

BexCaFe Arrangement

On June 9, 2022, we signed a license agreement with BexCaFe, LLC (BexCaFe) for the development and commercialization of products related to an oral treatment intended to reduce glucose levels in diabetic cats. BexCaFe held the rights to the compound through a license agreement with similar terms and conditions. We will incur all development and regulatory costs associated with the products. Based on the guidance in Accounting Standards Codification (ASC) 810, Consolidation, we determined that BexCaFe represents a variable interest entity and that we are the primary beneficiary of BexCaFe because the terms of the license give us the power to direct the activities that most significantly impact the entity’s economic performance. As a result, we consolidated BexCaFe, a development-stage company with no employees that did not meet the definition of a business, as of the date we signed the license agreement. Upon initial consolidation of BexCaFe, we measured an IPR&D asset at its fair value of $59 million and recorded liabilities totaling $59 million, which include contingent consideration of $49 million based on the fair value of estimated future milestone payments and sales royalties owed under the license agreement. These liabilities are included in other current liabilities and other noncurrent liabilities on our condensed consolidated balance sheet as of June 30, 2022. The fair value of the contingent payments was calculated based on an income approach, with payments adjusted for probability of success and then discounted to a present value. There is no minimum payout due on the contingent consideration and the maximum payout is unlimited. Since BexCaFe did not meet the definition of a business, no goodwill was recorded and immediately after initial consolidation, we expensed the IPR&D asset because we concluded that it did not have an alternative future use. This amount is included in asset impairment, restructuring, and other special charges in our condensed consolidated statements of operations for the three and six months ended June 30, 2022.

Subsequent to the effective date of the license agreement, our condensed consolidated financial statements include the assets, liabilities, operating results and cash flows of BexCaFe. Based on the guidance in ASC 810, income and expense between us and BexCaFe have been eliminated against the income or expense included in the financial statements of BexCaFe. The resulting amounts after the effect of these eliminations were included in our condensed consolidated financial statements for the three and six months ended June 30, 2022 and were not material.

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

2022 Q2 Form 10-Q | 15

The actions proposed in January 2021 focused on streamlining processes and delivering increased efficiency in functional areas, while improving the productivity of our investments in innovation. As part of the restructuring plan, we closed our R&D sites in Manukau, New Zealand and Cuxhaven, Germany. We have also reduced duplication and optimized structures in U.S. operations, marketing, manufacturing and quality central functions, and administrative areas. The restructuring resulted in the elimination of approximately 315 positions around the world. Activities related to this initiative resulted in net charges of $3 million and $44 million for the three and six months ended June 30, 2021, respectively, primarily consisting of severance costs and other non-cash charges. Restructuring charges under this program were substantially complete at the end of 2021.

The program announced in November 2021 included initiatives to consolidate certain international commercial operations into one organization, integrate our centralized global marketing organization into country level commercial organizations, transform and simplify our R&D organizational structure, and other organizational adjustments. In connection with the proposed restructuring, we eliminated 380 positions. During the three and six months ended June 30, 2022, we recorded adjustments of $2 million and $9 million, respectively, to reduce severance accruals resulting from final negotiations and certain restructured employees filling open positions. Restructuring charges under this program were substantially complete as of June 30, 2022; however, we may continue to make adjustments to our severance accruals to reflect changes in estimates resulting from ongoing negotiations.

Components of asset impairment, restructuring and other special charges are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restructuring charges (credits):
Severance and other costs (1)	$(2)	$1	$(9)	$28
Facility exit costs	1	—	2	—

Acquisition related charges:
Transaction and integration costs (2)	26	30	50	111

Non-cash and other items:
Asset impairment (3)	59	4	59	13
Asset write-down (4)	—	267	28	269
Net periodic benefit cost (credits) (Note 14)	—	(8)	—	(17)
Settlements and other (5)	2	5	2	3

Total expense	$86	$299	$132	$407
(1)2022 credits primarily related to adjustments resulting from the reversal of severance accruals associated with the November 2021 program. For the three and six months ended June 30, 2021, charges mainly represent employee termination costs for the restructuring program announced and initiated in January 2021, partially offset by $1 million and $14 million, respectively, for the reversal of severance accruals associated with a restructuring program announced and initiated in 2020.
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
(3)2022 includes a charge of $59 million related to the expensing of an IPR&D asset with no alternative future use licensed from BexCaFe during the second quarter. See Note 5: Acquisitions, Divestitures and Other Arrangements for further discussion. 2021 represents the impact of adjustments to fair value of property and equipment, IPR&D assets, and marketed products that were subject to product rationalization.
(4)2022 includes the finalization of the write-down charge upon the final sale of the Speke manufacturing site. 2021 represents adjustments recorded to write down assets classified as held for sale to an amount equal to fair value less costs to sell. These charges related to our Shawnee and Speke manufacturing sites. See Note 5: Acquisitions, Divestitures and Other Arrangements for further discussion. Also included are charges recorded to write down assets in Belford Roxo, Brazil; Basel, Switzerland; Cuxhaven, Germany; and Manukau, New Zealand that were classified as held and used to their current fair value. These charges were recorded in connection with announced restructuring programs.

2022 Q2 Form 10-Q | 16

(5)2022 includes a $2 million measurement period adjustment to the charge associated with the settlement of a liability for future royalty and milestone payments triggered in connection with our acquisition of KindredBio. See Note 5: Acquisitions, Divestitures and Other Arrangements for further discussion. For the three and six months ended June 30, 2021, charges mainly represent accounting and advisory fees related to the planned sale of our Shawnee and Speke manufacturing sites, partially offset by a gain recorded on the divestiture of an early-stage IPR&D asset acquired as part of the Bayer Animal Health acquisition.

The following table summarizes the activity in our reserves established in connection with restructuring activities:

Severance
Balance at December 31, 2020	$130
Charges	42
Reserve adjustments	(14)
Cash paid	(70)
Balance at June 30, 2021	$88

Balance at December 31, 2021	$126
Reserve adjustments	(9)
Cash paid	(63)
Balance at June 30, 2022	$54
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

Inventories consisted of the following:

	June 30, 2022	December 31, 2021
Finished products	$618	$598
Work in process	545	565
Raw materials and supplies	222	256
Total	1,385	1,419
Decrease to LIFO cost	(51)	(46)
Inventories	$1,334	$1,373

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

2022 Q2 Form 10-Q | 17

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

2022 Q2 Form 10-Q | 18

Note 9. Debt

Long-term debt consisted of the following:

	June 30, 2022	December 31, 2021
Incremental Term Facility due 2025 (1)	$175	$—
Incremental Term Facility due 2028	496	499
Incremental Term Facility due 2029 (2)	250	—
Term Loan B	4,027	4,118
Revolving Credit Facility	75	250
4.272% Senior Notes due 2023 (3)	344	750
4.900% Senior Notes due 2028	750	750
TEU Amortizing Notes	20	34
Unamortized debt issuance costs	(74)	(82)
	6,063	6,319
Less current portion of long-term debt	56	294
Total long-term debt	$6,007	$6,025
(1)In June 2022, we entered into an incremental assumption agreement with Bank of America, N.A. supplementing and amending our existing credit agreement dated August 1, 2020 relating to our senior secured credit facility. The incremental assumption agreement provides for a new incremental term facility with an aggregate principal amount of $175 million. The new incremental term facility bears interest at the Secured Overnight Financing Rate (Term SOFR), including a credit spread adjustment, plus 175 basis points and is payable in full on June 30, 2025. The proceeds were used to repay a portion of our outstanding obligations under our revolving credit facility.

(2)In April 2022, we entered into an incremental assumption agreement with Farm Credit Mid-America, PCA supplementing and amending our existing credit agreement dated August 1, 2020 relating to our senior secured credit facility. The incremental assumption agreement provides for a new incremental term facility with an aggregate principal amount of $250 million maturing on April 19, 2029. The new incremental term facility bears interest at Term SOFR, including a credit spread adjustment, plus 175 basis points and is payable in quarterly installments of principal and interest with a final balloon payment due on April 19, 2029. The proceeds were used to repay a portion of our outstanding obligations under our revolving credit facility.

(3)In April 2022, we completed a tender offer and retired $406 million in aggregate principal amount of our 4.272% Senior Notes due August 28, 2023, resulting in a debt extinguishment loss of approximately $17 million recognized in interest expense, net of capitalized interest in the condensed consolidated statements of operations. The repayment was funded with proceeds received from a draw under our revolving credit facility.

We were in compliance with all of our debt covenants as of June 30, 2022.

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

We had investments without readily determinable fair values and equity method investments included in other noncurrent assets on our condensed consolidated balance sheets totaling $31 million and $22 million as of June 30, 2022 and December 31, 2021, respectively. Unrealized net gains and losses on our investments for the three and six months ended June 30, 2022 and 2021 were immaterial.

2022 Q2 Form 10-Q | 19

The following table summarizes the fair value information at June 30, 2022 and December 31, 2021 for foreign exchange contract assets (liabilities), investments, and cash flow hedge assets (liabilities) measured at fair value on a recurring basis in the respective balance sheet line items, as well as long-term debt (including TEU amortizing notes) for which fair value is disclosed on a recurring basis:

		Fair Value Measurements Using
Financial statement line item	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2022
Prepaid expenses and other - foreign exchange contracts not designated as hedging instruments	$48	$—	$48	$—	$48
Prepaid expense and other - forward-starting interest rate contracts designated as cash flow hedges	18	—	18	—	18
Other noncurrent assets - forward-starting interest rate contracts designated as cash flow hedges	4	—	4		4
Other noncurrent assets - investments	9	9	—	—	9
Other current liabilities - foreign exchange contracts not designated as hedging instruments	(48)	—	(48)	—	(48)
Other noncurrent liabilities - forward-starting interest rate contracts designated as cash flow hedges	(3)	—	(3)	—	(3)
Long-term debt, including current portion	(6,137)	—	(5,892)	—	(5,892)
December 31, 2021
Prepaid expenses and other - foreign exchange contracts not designated as hedging instruments	$19	$—	$19	$—	$19
Other noncurrent assets - investments	13	13	—	—	13
Other noncurrent assets - forward-starting interest rate contracts designated as cash flow hedges	8	—	8	—	8
Other current liabilities - foreign exchange contracts not designated as hedging instruments	(20)	—	(20)	—	(20)
Long-term debt, including current portion	(6,401)	—	(6,518)	—	(6,518)
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

2022 Q2 Form 10-Q | 20

Derivatives not designated as hedges

We may enter into foreign exchange forward or option contracts to reduce the effect of fluctuating currency exchange rates. These derivative financial instruments primarily offset exposures in the Euro, British pound, Swiss franc, Brazilian real, Australian dollar, Japanese yen, Canadian dollar, and Chinese yuan. Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures and are recorded at fair value with the gain or loss recognized in other expense, net in the condensed consolidated statements of operations. Forward contracts generally have maturities not exceeding 12 months. At June 30, 2022 and December 31, 2021, we had outstanding foreign exchange contracts with aggregate notional amounts of $1,085 million and $1,212 million, respectively.

The amount of net gains (losses) on derivative instruments not designated as hedging instruments, recorded in other (income) expense, net were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Foreign exchange forward contracts (1)	$(7)	$7	$(15)	$(27)

(1)These amounts were substantially offset in other (income) expense, net by the effect of changing exchange rates on the underlying foreign currency exposures.

Derivatives designated as hedges

We are subject to interest rate risk with regard to our existing floating-rate debt, and we utilize interest rate swap contracts to mitigate the variability in cash flows by effectively converting the floating-rate debt into fixed-rate debt. We recognize any differences between the variable interest rate payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense, net of capitalized interest over the life of the swaps. We have designated these swaps as cash flow hedges and record them at fair value on the condensed consolidated balance sheets. Changes in the fair value of the hedges are recognized in other comprehensive income (loss). Fair value is estimated based on quoted market values of similar hedges and is classified as Level 2. Our outstanding forward-starting interest rate swaps have maturities ranging between 2022 and 2025 with aggregate notional amounts of $3,050 million and $3,800 million as of June 30, 2022 and December 31, 2021, respectively.

The amounts of net gains (losses) on cash flow hedges recorded, net of tax, in other comprehensive income (loss), are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Forward-starting interest rate swaps	$8	$(5)	$117	$48

During the three months ended June 30, 2022 and 2021, net gains (losses) on cash flow hedges recorded in other comprehensive income (loss) included an unrealized gain of $33 million and an unrealized loss of $5 million, respectively, related to mark-to-market adjustments. During the six months ended June 30, 2022 and 2021, net gains (losses) on cash flow hedges recorded in other comprehensive income (loss) included unrealized gains of $143 million and $48 million, respectively, related to mark-to-market adjustments.

In April 2022, we took advantage of market opportunities to restructure our interest rate swap portfolio. We unwound the existing swaps and simultaneously entered into new agreements with the same notional amounts and covering the same tenors. As a result, we received a cash settlement of $132 million. This gain was initially recognized in accumulated other comprehensive loss and will be reclassified to interest expense, net of capitalized interest over the period during which the related interest payments will be made.

2022 Q2 Form 10-Q | 21

Additionally, as a result of the April 2022 interest rate swap settlement, other comprehensive income (loss) for the three and six months ended June 30, 2022 included a $17 million reclassification of stranded tax benefit from accumulated other comprehensive loss, based on our policy to reclassify income tax effects from accumulated other comprehensive loss using the portfolio approach, as well as $8 million of reclassification of unrealized gains. Other than the reclassification of the stranded tax benefit, there was no tax effect recorded in relation to our cash flow hedges for the three and six months ended June 30, 2022 and 2021 after the application of the U.S. valuation allowance. See Note 11: Income Taxes for further discussion.

During the three months ended June 30, 2022 and 2021, we reclassified $7 million of net losses into interest expense, net of capitalized interest in our condensed consolidated statements of operations. During the six months ended June 30, 2022 and 2021, we reclassified $10 million and $14 million, respectively, of net losses into interest expense. Over the next 12 months, we expect to reclassify a gain of $72 million, which includes $53 million relating to the interest rate swap settlement, to interest expense, net of capitalized interest.

Note 11. Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income tax expense (benefit)	$4	$(26)	$27	$(45)
Effective tax rate	(22.5)%	11.1%	50.7%	14.2%

We were included in Lilly's U.S. tax examinations by the Internal Revenue Service through the full separation date of March 11, 2019. Pursuant to the tax matters agreement we executed with Lilly in connection with our initial public offering (IPO), the potential liabilities or potential refunds attributable to pre-IPO periods in which Elanco was included in a Lilly consolidated or combined tax return remain with Lilly. The U.S. examination of tax years 2016 to 2018 began in the fourth quarter of 2019 and remains ongoing. The resolution of this audit period will likely extend beyond the next 12 months.

For the three and six months ended June 30, 2022, we recognized income tax expense of $4 million and $27 million, respectively. Our effective tax rate of (22.5)% and 50.7%, respectively, differs from the statutory income tax rate largely due to changes in the earnings mix between periods resulting in projected losses in the U.S. The U.S. federal and state losses are subject to valuation allowances. The income tax expense was partially offset by the $17 million income tax benefit reclassified from accumulated other comprehensive loss due to the termination of interest rate swaps during the period.

For the three and six months ended June 30, 2021, we recognized an income tax benefit of $26 million and $45 million, respectively. Our effective tax rate of 11.1% and 14.2%, respectively, differs from the statutory income tax rate primarily because the U.S. federal and state jurisdictions were currently generating losses that were subject to valuation allowances.

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

2022 Q2 Form 10-Q | 22

On October 16, 2020, a shareholder class action lawsuit captioned Saffron Capital Corporation v. Elanco Animal Health Inc., et al. was filed in the Marion Superior Court of Indiana against Elanco, certain executives, and other individuals. On December 23, 2020, the plaintiffs filed an amended complaint adding an additional plaintiff. The lawsuit alleges, in part, that Elanco and certain of its executives made materially false and/or misleading statements and/or failed to disclose certain facts about Elanco’s relationships with third party distributors and revenue attributable to those distributors within the registration statement on Form S-3 dated January 21, 2020 and accompanying prospectus filed in connection with Elanco’s public offering which closed on or about January 27, 2020. The lawsuit seeks unspecified monetary damages and purports to represent purchasers of Elanco common stock or 5.00% TEUs issued in connection with the public offering. This case is currently stayed in deference to Hunter v. Elanco Animal Health Inc.
Claims seeking actual damages, injunctive relief, and/or restitution for allegedly deceptive marketing have been made against Elanco Animal Health Inc. and Bayer HealthCare LLC, along with other Elanco and Bayer entities, arising out of the use of Seresto™, a non-prescription flea and tick collar for cats and dogs. During 2021, putative class action lawsuits were filed in federal courts in the U.S. alleging that the Seresto collars contain pesticides that can cause serious injury and death to cats and/or dogs wearing the product. The cases mention the existence of incident reports involving humans, but no plaintiff has claimed personal harm from the product. In August 2021, the lawsuits were consolidated by the Judicial Panel on Multidistrict Litigation, and the cases were transferred to the Northern District of Illinois. We are vigorously defending these lawsuits.

Further, in March 2021, a U.S. House of Representatives subcommittee chair requested that Elanco produce certain documents and information related to the Seresto collar and further made a request to temporarily recall Seresto collars from the market. On June 15, 2022, the subcommittee held a hearing at which our President and Chief Executive Officer (CEO) testified. During and after the hearing, the subcommittee chair repeated his request that Elanco voluntarily recall the collars and also requested that the Environmental Protection Agency (EPA) commence administrative proceedings that would allow the EPA to remove Seresto from the market.

Seresto is a pesticide registered with the EPA. A non-profit organization submitted a petition to the EPA requesting that the agency take action to cancel Seresto’s pesticide registration and suspend the registration pending cancellation. The EPA is considering this petition and asked for public comment. We submitted a comment to the EPA supporting the safety profile of Seresto. Data and scientific evaluation used during the product registration process and through pharmacovigilance review supports the product’s positive safety profile and efficacy. Therefore, we believe no removal, recall, or cancellation of the pesticide registration is warranted, nor has it been suggested by any regulatory agency. We continue to stand behind the safety profile for Seresto, and it remains available to consumers globally.

We are party to various other legal actions in the normal course of business. In determining whether a pending matter is significant for financial reporting and disclosure purposes, we consider both quantitative and qualitative factors in order to assess materiality. We accrue for liability claims to the extent that it is probable we will incur a loss and we can formulate a reasonable estimate of the costs. As of June 30, 2022 and December 31, 2021, we had no material liabilities established related to litigation as there were no significant claims which were probable and estimable. We are not currently subject to a significant claim other than the lawsuits noted above.

Regulatory Matters

On July 1, 2021, we received a subpoena from the SEC relating to our channel inventory and sales practices prior to mid-2020. We have cooperated in providing documents and information to the SEC and will continue to do so. Management believes that its actions were appropriate.

Other Commitments

As of June 30, 2022, we have a lease commitment that has not yet commenced for our new corporate headquarters in Indianapolis, Indiana. Total minimum lease payments are estimated to be approximately $310 million over a term of 25 years, excluding extensions. Final lease payments may vary depending on the actual cost of certain construction activities. Lease commencement is expected in 2024.

2022 Q2 Form 10-Q | 23

The land for our new corporate headquarters is located in a Tax Increment Finance District, and the project is, in part, funded through Tax Incremental Financing (TIF) through an incentive agreement between us and the City of Indianapolis. The agreement provides for an estimated total incentive of $64 million to be funded by the City of Indianapolis in connection with the future tax increment revenue generated from the developed property. In December 2021, as part of a funding and development agreement entered into between us and the developer, we made a commitment to use the expected TIF proceeds towards the cost of developing and constructing the headquarters. In exchange, the developer reimbursed us up to the $64 million commitment in 2021. We expect to refund approximately $15 million to the developer within the next 12 months, and this amount is included in other current liabilities on our condensed consolidated balance sheet as of June 30, 2022. As a result, it is our expectation that our future lease payments will be reduced. The remaining accrued incentive is included in other noncurrent liabilities on our condensed consolidated balance sheets and will be amortized over the lease term beginning at the commencement date and offset future rent expense.

Note 13. Geographic Information

We operate as a single operating segment engaged in the development, manufacturing, marketing and sales of animal health products worldwide for both pets and farm animals. Consistent with our operational structure, our CEO, as the chief operating decision maker, makes resource allocation and business process decisions globally across our consolidated business. Strategic decisions are managed globally with global functional leaders responsible for determining significant costs/investments and with regional leaders responsible for overseeing the execution of the global strategy. Our global research and development organization is responsible for development of new products. Our manufacturing organization is responsible for the manufacturing and supply of products and for the optimization of our supply chain. Regional leaders are responsible for the distribution and sale of our products and for local direct costs. The business is also supported by global corporate staff functions. Managing and allocating resources at the global corporate level enables our CEO to assess the overall level of resources available and how to best deploy these resources across functions, product types, regional commercial organizations and research and development projects in line with our overarching long-term corporate-wide strategic goals, rather than on a product or geographic basis. Consistent with this decision-making process, our CEO uses consolidated, single-segment financial information for purposes of evaluating performance, allocating resources, setting incentive compensation targets, as well as forecasting future period financial results.

Our products include AviPro™, Baytril™, Cydectin™, Catosal™, Denagard™, Maxiban™, Rumensin™, Pulmotil™, and other products for livestock and poultry, as well as Advantage™, Advantix™, Advocate™ (collectively referred to as the Advantage Family), Credelio™, Duramune™, Galliprant™, Interceptor™ Plus, Seresto, Trifexis™, and other products for pets.

We have a single customer that accounted for 10% of revenue for the three months ended June 30, 2022 and 2021, and 10% and 8% of revenue for the six months ended June 30, 2022 and 2021, respectively. Product sales with this customer resulted in accounts receivable of $78 million and $74 million as of June 30, 2022 and December 31, 2021, respectively.

We are exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates.

Selected geographic area information was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
United States	$539	$581	$1,061	$1,114
International	638	698	1,341	1,407
Revenue	$1,177	$1,279	$2,402	$2,521

2022 Q2 Form 10-Q | 24

Note 14. Retirement Benefits

The following table summarizes net periodic benefit cost (income) relating to our defined benefit pension plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service cost	$3	$5	$7	$10
Interest cost	1	—	2	1
Expected return on plan assets	(1)	(1)	(3)	(3)
Amortization of prior service cost	(1)	(2)	(2)	(4)
Amortization of net actuarial loss	—	—	—	1
Net curtailments and settlements (Note 6)	—	(8)	—	(17)
Net periodic benefit cost (income)	$2	$(6)	$4	$(12)

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

Basic and diluted earnings (loss) per share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) available to common shareholders	$(22)	$(210)	$26	$(271)
Determination of shares:
Weighted average common shares outstanding	488.4	487.3	488.2	487.0
Assumed conversion of dilutive common stock equivalents (1)	—	—	3.9	—
Diluted weighted average shares outstanding	488.4	487.3	492.1	487.0
Earnings (loss) per share (2)
Basic	$(0.04)	$(0.43)	$0.05	$(0.56)
Diluted	$(0.04)	$(0.43)	$0.05	$(0.56)
(1)For periods with a reported net loss, dilutive common stock equivalents are not assumed to have been issued since their effect is anti-dilutive. As a result, basic and diluted weighted average shares are the same, causing diluted net loss per share to be equivalent to basic net loss per share. For the three months ended June 30, 2022 and 2021, approximately 3.2 million and 4.2 million, respectively, of potential common shares were excluded from the calculation of diluted earnings (loss) per share because their effect was anti-dilutive. For the six months ended June 30, 2022 and 2021, approximately 1.6 million and 4.3 million, respectively, of potential common shares were excluded from the calculation of diluted earnings (loss) per share because their effect was anti-dilutive.
(2)Due to rounding conventions, earnings (loss) per share may not recalculate precisely based on the amounts presented within this table.

2022 Q2 Form 10-Q | 25

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

On August 27, 2021, we acquired KindredBio, a biopharmaceutical company that develops innovative biologics focused on saving and improving the lives of pets. We had previously signed an agreement with KindredBio in the second quarter of 2021 to acquire exclusive global rights to KIND-030, a monoclonal antibody in development for the treatment and prevention of canine parvovirus. The acquisition of KindredBio further accelerates our opportunity for expansion in pet health, notably by expanding our research efforts in dermatology. See Note 5: Acquisitions, Divestitures and Other Arrangements to the condensed consolidated financial statements for additional information on the acquisition. Subsequent to the acquisition date, our consolidated financial statements include the assets, liabilities, operating results and cash flows of KindredBio.

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

2022 Q2 Form 10-Q | 26

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
A summary of our 2022 revenue and net income (loss) compared with the same period in 2021 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Revenue	$1,177	$1,279	$2,402	$2,521
Net income (loss)	(22)	(210)	26	(271)
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

2022 Q2 Form 10-Q | 27

Factors Affecting Our Results of Operations

Russia-Ukraine Conflict

In February 2022, Russia commenced military action against Ukraine. In response, the U.S. and certain other countries imposed and continue to impose significant sanctions and export controls against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations. The U.S. and certain other countries could impose further sanctions, trade restrictions, and other retaliatory actions if the conflict continues or worsens. The broader consequences of the conflict, including related inflationary pressures, geopolitical tensions, additional retaliatory actions taken by the U.S. and other countries, and any counter retaliatory actions by Russia or Belarus in response, including, for example, potential cyberattacks or the disruption of energy and commodity exports, are likely to cause regional instability and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. The situation remains uncertain and it is difficult to predict the impact that the conflict and actions taken in response to the conflict will have on our business; however, they could increase our costs, disrupt our supply chain, reduce our sales and earnings, or otherwise adversely affect our business and results of operations.

As a global animal health leader, we have an obligation to support the health of animals and people. At the center of that work is ensuring access and availability of food. At this time, we are limiting our business in Russia to only the essential products that support these needs, while complying with all imposed sanctions. We do not manufacture products or source any materials from companies in Russia for use in our products, nor do we conduct business with the Russian government. During the six months ended June 30, 2022, revenue to Russian and Ukrainian customers represented approximately 1% of our consolidated revenue. Assets held in Russia as of June 30, 2022 represented less than 1% of our consolidated assets.

COVID-19 Pandemic and Resulting Operating Environment

We continue to closely monitor the impact of the COVID-19 pandemic, including its variants, and the related economic effects on all aspects of our business, including impacts on our operations, supply chain, and customer demand. The extent to which the COVID-19 pandemic may impact our financial condition and results of operations remains uncertain and is dependent on developments that are out of our control, including measures being taken by authorities to mitigate against the spread of COVID-19, such as the recent lockdowns in China, the emergence of new variants and the availability and successful administration of effective vaccines. We cannot predict the impact that the ongoing COVID-19 pandemic will have on our employees, customers, vendors and suppliers; however, the COVID-19 pandemic has had and may continue to have an adverse impact on our business if these parties continue to experience negative effects.

While the situation surrounding the COVID-19 pandemic remains fluid, the effects have disrupted the global supply chain across all modes of transportation, which in turn has resulted in less reliable transportation schedules and increased freight costs. This disruption, combined with increased demand for key raw materials, including those used in COVID-19 vaccine manufacturing, and labor constraints has also impacted our suppliers, resulting in shortages of raw materials or components required to manufacture our products. We continue to work closely with suppliers and freight partners to mitigate impacts to our operations and customers, including the addition of new transportation routes and targeted increases of certain safety stocks. Although we regularly monitor the financial health of companies in our supply chain, prolonged financial hardship on our suppliers and labor shortages could continue to disrupt our ability to obtain key raw materials, adversely affecting our operations. The global industry freight environment has experienced, and could continue to experience, lead time disruptions and increases in shipping costs, negatively impacting our profitability.
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

2022 Q2 Form 10-Q | 28

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

2022 Q2 Form 10-Q | 29

Foreign Exchange Rates

Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 90 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. During the six months ended June 30, 2022 and 2021, approximately 52% and 51%, respectively, of our revenue was denominated in foreign currencies. As we operate in multiple foreign currencies, including the Euro, British pound, Swiss franc, Brazilian real, Australian dollar, Japanese yen, Canadian dollar, Chinese yuan, and other currencies, changes in those currencies relative to the U.S. dollar impact our revenue, cost of sales and expenses, and consequently, net income. These fluctuations may also affect the ability to buy and sell our products between markets impacted by significant exchange rate variances. Currency movements decreased revenue by 4% during the six months ended June 30, 2022. Currency movements had a limited impact on revenue during the six months ended June 30, 2021.

Results of Operations

The following discussion and analysis of our results of operations should be read along with our condensed consolidated financial statements and the notes thereto.

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Revenue	$1,177	$1,279	(8)%	$2,402	$2,521	(5)%
Costs, expenses and other:
Cost of sales	484	551	(12)%	993	1,120	(11)%
% of revenue	41%	43%	(2)%	41%	44%	(3)%
Research and development	82	94	(13)%	163	183	(11)%
% of revenue	7%	7%	—%	7%	7%	—%
Marketing, selling and administrative	343	385	(11)%	663	733	(10)%
% of revenue	29%	30%	(1)%	28%	29%	(1)%
Amortization of intangible assets	133	129	3%	270	276	(2)%
% of revenue	11%	10%	1%	11%	11%	—%
Asset impairment, restructuring and other special charges	86	299	(71)%	132	407	(68)%
Interest expense, net of capitalized interest	67	60	12%	119	121	(2)%
Other (income) expense, net	—	(3)	NM	9	(3)	NM
Income (loss) before income taxes	(18)	(236)	92%	53	(316)	117%
% of revenue	(2)%	(18)%	16%	2%	(13)%	15%
Income tax expense (benefit)	4	(26)	115%	27	(45)	160%
Net income (loss)	$(22)	$(210)	90%	$26	$(271)	110%
Certain amounts and percentages may reflect rounding adjustments.
NM - Not meaningful

2022 Q2 Form 10-Q | 30

Disaggregated Revenue

On a global basis, our revenue by product category for the three months ended June 30, 2022 and 2021 is summarized as follows:

	Revenue		% of Total Revenue		Increase (Decrease)
(Dollars in millions)	2022	2021	2022	2021	$ Change	% Change	CER (1)
Pet Health	$612	$685	52%	54%	$(73)	(11)%	(7)%
Farm Animal	553	567	47%	44%	(14)	(2)%	3%
Subtotal	1,165	1,252	99%	98%	(87)	(7)%	(3)%
Contract Manufacturing (2)	12	27	1%	2%	(15)	(56)%	(53)%
Total	$1,177	$1,279	100%	100%	(102)	(8)%	(4)%
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

On a global basis, the effect of price, foreign exchange rates and volumes on changes in revenue for the three months ended June 30, 2022 and 2021 was as follows:

Three months ended June 30, 2022 (Dollars in millions)	Revenue	Price	FX Rate	Volume	Total	CER
Pet Health	$612	1%	(4)%	(8)%	(11)%	(7)%
Farm Animal	553	2%	(5)%	1%	(2)%	3%
Subtotal	1,165	1%	(4)%	(4)%	(7)%	(3)%
Contract Manufacturing	12	—%	(2)%	(53)%	(56)%	(53)%
Total	$1,177	1%	(4)%	(5)%	(8)%	(4)%

Three months ended June 30, 2021 (Dollars in millions)	Revenue	Price	FX Rate	Volume (1)	Total	CER
Pet Health	$685	6%	3%	161%	170%	167%
Farm Animal	567	—%	6%	73%	79%	73%
Subtotal	1,252	2%	5%	112%	120%	115%
Contract Manufacturing	27	—%	—%	69%	69%	69%
Total	$1,279	2%	5%	111%	118%	114%
Note: Numbers may not add due to rounding
(1)Impact of 2021 revenue from Bayer Animal Health is reflected in volume.

2022 Q2 Form 10-Q | 31

On a global basis, our revenue by product category for the six months ended June 30, 2022 and 2021 is summarized as follows:

	Revenue		% of Total Revenue		Increase (Decrease)
(Dollars in millions)	2022	2021	2022	2021	$ Change	% Change	CER
Pet Health	$1,251	$1,330	52%	53%	$(79)	(6)%	(3)%
Farm Animal	1,122	1,145	47%	45%	(23)	(2)%	2%
Subtotal	2,373	2,475	99%	98%	(102)	(4)%	—%
Contract Manufacturing	29	46	1%	2%	(17)	(37)%	(34)%
Total	$2,402	$2,521	100%	100%	(119)	(5)%	(1)%
Note: Numbers may not add due to rounding

On a global basis, the effect of price, foreign exchange rates and volumes on changes in revenue for the six months ended June 30, 2022 and 2021 was as follows:

Six months ended June 30, 2022 (Dollars in millions)	Revenue	Price	FX Rate	Volume	Total	CER
Pet Health	$1,251	1%	(3)%	(4)%	(6)%	(3)%
Farm Animal	1,122	1%	(4)%	—%	(2)%	2%
Subtotal	2,373	1%	(4)%	(2)%	(4)%	—%
Contract Manufacturing	29	—%	(2)%	(34)%	(37)%	(34)%
Total	$2,402	1%	(4)%	(2)%	(5)%	(1)%

Six months ended June 30, 2021 (Dollars in millions)	Revenue	Price	FX Rate	Volume (1)	Total	CER
Pet Health	$1,330	4%	2%	183%	189%	187%
Farm Animal	1,145	1%	3%	49%	53%	50%
Subtotal	2,475	2%	2%	100%	105%	102%
Contract Manufacturing	46	—%	—%	31%	31%	31%
Total	$2,521	2%	2%	98%	103%	100%
Note: Numbers may not add due to rounding
(1)Impact of 2021 revenue from Bayer Animal Health is reflected in volume.

Revenue

Pet Health revenue decreased by $73 million, or 11%, for the three months ended June 30, 2022, driven by a decrease in volume and an unfavorable impact from foreign exchange rates, partially offset by an increase in price. On a constant currency basis, the decrease of 7% was primarily attributable to lower volumes in U.S. parasiticides, driven by declines in older generation products, supply chain disruptions for certain products and increased competition.

Pet Health revenue decreased by $79 million, or 6%, for the six months ended June 30, 2022, driven by a decrease in volume and an unfavorable impact from foreign exchange rates, partially offset by an increase in price. On a constant currency basis, the decrease of 3% was primarily attributable to lower volumes in U.S. parasiticides, driven by declines in older generation products, supply chain disruptions for certain products and increased competition.

Farm Animal revenue decreased by $14 million, or 2%, for the three months ended June 30, 2022, driven by an unfavorable impact from foreign exchange rates, partially offset by increases in price and volume. On a constant currency basis, growth was driven by increased demand for ruminant products internationally, most notably sheep products, and certain customer programs that shifted sales expected in the third quarter of 2022 into the second quarter of 2022, partially offset by a continued decline in demand in the swine market, particularly in China, which began in the second half of 2021, as well as increased competition in the European swine market.

2022 Q2 Form 10-Q | 32

Farm Animal revenue decreased by $23 million, or 2%, for the six months ended June 30, 2022, driven by an unfavorable impact from foreign exchange rates, partially offset by an increase in price. On a constant currency basis, growth was driven by improved producer demand and innovation in poultry and strong aqua demand during the first quarter of 2022. Growth was also favorably impacted by increased demand for ruminant products internationally, most notably sheep products, and certain customer programs that shifted sales expected in the third quarter of 2022 into the second quarter of 2022. These increases were partially offset by a continued decline in demand in the swine market, particularly in China, which began in the second half of 2021, as well as the impact of generic competition on price for certain cattle brands and increased competition in the European swine market.

Cost of Sales

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Cost of sales	$484	$551	(12)%	$993	$1,120	(11)%
% of revenue	41%	43%		41%	44%

Cost of sales as a percentage of revenue decreased for the three months ended June 30, 2022, primarily due to improvements in manufacturing productivity, price, and the effect of foreign exchange rates on international inventories sold, partially offset by unfavorable product mix and inflationary impacts on input costs, freight and conversion costs.

Cost of sales as a percentage of revenue decreased for the six months ended June 30, 2022, primarily due to amortization of the fair value adjustment of $63 million recorded from the acquisition of Bayer Animal Health in the first half of 2021, price, improvements in manufacturing productivity and the effect of foreign exchange rates on international inventories sold, partially offset by unfavorable product mix and inflationary impacts on input costs, freight and conversion costs. Excluding the $63 million fair value adjustment for the six months ended June 30, 2021, cost of sales as a percentage of revenue would have been approximately 42%.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Research and development	$82	$94	(13)%	$163	$183	(11)%
% of revenue	7%	7%		7%	7%

R&D expenses decreased $12 million and $20 million for the three and six months ended June 30, 2022, respectively. R&D expenses were favorably impacted by cost savings realized as a result of 2021 restructuring activities, lower professional service costs due the rationalization of certain R&D projects, and the impact of foreign exchange.

Marketing, Selling and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Marketing, selling and administrative	$343	$385	(11)%	$663	$733	(10)%
% of revenue	29%	30%		28%	29%

Marketing, selling and administrative expenses decreased $42 million and $70 million for the three and six months ended June 30, 2022, respectively, primarily driven by disciplined cost management across the business, cost savings realized as a result of 2021 restructuring activities, changes in our promotional programs which resulted in a decrease in marketing expense, and the impact of foreign exchange. These decreases more than offset the impact of inflation during the periods.

2022 Q2 Form 10-Q | 33

Amortization of Intangible Assets

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Amortization of intangible assets	$133	$129	3%	$270	$276	(2)%

Amortization of intangible assets increased $4 million for the three months ended June 30, 2022, primarily due to the timing of finalizing the valuation of intangible assets acquired from the Bayer Animal Health acquisition in the prior year, partially offset by the impact of foreign exchange rates.

Amortization of intangible assets decreased $6 million for the six months ended June 30, 2022, primarily due to the timing of finalizing the valuation of intangible assets acquired from the Bayer Animal Health acquisition in the prior year, as well as the impact of foreign exchange rates.

Asset Impairment, Restructuring and Other Special Charges

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Asset impairment, restructuring and other special charges	$86	$299	(71)%	$132	$407	(68)%

For additional information regarding our asset impairment, restructuring and other special charges, see Note 6: Asset Impairment, Restructuring and Other Special Charges to the condensed consolidated financial statements.

Asset impairment, restructuring and other special charges decreased $213 million for the three months ended June 30, 2022, primarily due to a $265 million charge recorded during the three months ended June 30, 2021 to write down assets at our Shawnee and Speke manufacturing sites that were classified as held for sale to an amount equal to fair value less costs to sell, as well as a period over period decrease in overall acquisition-related charges, which include transaction costs related to acquisitions and costs associated with the implementation of new systems, programs, and processes due to both our separation from Lilly and the integration of Bayer Animal Health. These decreases were partially offset by a one-time charge of $59 million related to the expensing of an IPR&D asset licensed from BexCaFe during the three months ended June 30, 2022. See Note 5: Acquisitions, Divestitures and Other Arrangements for further discussion.

Asset impairment, restructuring and other special charges decreased $275 million for the six months ended June 30, 2022, primarily due to a $265 million charge recorded during the six months ended June 30, 2021 to write down assets at our Shawnee and Speke manufacturing sites that were classified as held for sale to an amount equal to fair value less costs to sell, as well as a period over period decrease in severance charges and overall acquisition-related charges, which include transaction costs related to acquisitions and costs associated with the implementation of new systems, programs, and processes due to both our separation from Lilly and the integration of Bayer Animal Health. See Note 6: Asset Impairment, Restructuring and Other Special Charges for further discussion. These decreases were partially offset by a $28 million asset write-down charge recorded upon the final sale of our Speke manufacturing site and a one-time charge of $59 million related to the expensing of an IPR&D asset licensed from BexCaFe during the six months ended June 30, 2022. See Note 5: Acquisitions, Divestitures and Other Arrangements for further discussion.

2022 Q2 Form 10-Q | 34

Interest Expense, Net of Capitalized Interest

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Interest expense, net of capitalized interest	$67	$60	12%	$119	$121	(2)%

Interest expense, net of capitalized interest increased $7 million for the three months ended June 30, 2022, primarily due to a $17 million debt extinguishment loss recorded upon the retirement of a portion of the aggregate principal on our 4.272% Senior Notes due August 28, 2023 during the period and higher interest on variable-rate debt due to increases in rates, partially offset by the favorable impact of refinancing at lower interest rates and a lower average debt balance.

Interest expense, net of capitalized interest decreased $2 million for the six months ended June 30, 2022, primarily due to the favorable impact of refinancing at lower interest rates, partially offset by a $17 million debt extinguishment loss recorded upon the retirement of a portion of the aggregate principal on our 4.272% Senior Notes due August 28, 2023 during the three months ended June 30, 2022 and higher interest on variable-rate debt due to increases in rates.

Other (Income) Expense, Net

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Other (income) expense, net	$—	$(3)	NM	$9	$(3)	NM

Other expense recorded during the three months ended June 30, 2022 primarily consisted of mark-to-market adjustments on equity investments and foreign exchange losses. These amounts were fully offset by the gain recognized on the disposal of our microbiome R&D platform, as well as certain components of net periodic benefit cost. See Note 14: Retirement Benefits to the condensed consolidated financial statements for further discussion related to net periodic benefit cost (income) recorded during the period. Other income recorded during the three months ended June 30, 2021 consisted of certain components of net periodic benefit income and an up-front payment received in relation to an asset assignment agreement, partially offset by foreign exchange losses.

Other expense recorded during the six months ended June 30, 2022 primarily consisted of mark-to-market adjustments on equity investments and foreign exchange losses, partially offset by the gain recognized on the disposal of our microbiome R&D platform, as well as certain components of net periodic benefit cost. See Note 14: Retirement Benefits to the condensed consolidated financial statements for further discussion related to net periodic benefit cost (income) recorded during the period. Other income recorded during the six months ended June 30, 2021 consisted of certain components of net periodic benefit income, an up-front payment received in relation to an asset assignment agreement, and up-front payments received, milestones earned, and equity issued to us in relation to a license agreement. This income was partially offset by losses recorded in relation to divestitures and foreign exchange losses.

Income Tax Expense (Benefit)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Income tax expense (benefit)	$4	$(26)	(115)%	$27	$(45)	(160)%
Effective tax rate	(22.5)%	11.1%		50.7%	14.2%

Income tax expense increased for the three and six months ended June 30, 2022, primarily due changes in earnings mix which caused the U.S. federal and state jurisdictions to generate losses which are subject to valuation allowances. The effective tax rate decreased for the three months ended June 30, 2022 driven by the change in U.S. valuation allowances and the income tax benefit due to the termination of interest rate swaps. The effective tax rate for the six months ended June 30, 2022 increased due to adjustments in jurisdictional earnings mix, slightly offset by the income tax benefit due to the termination of interest rate swaps. See Note 11: Income Taxes to the condensed consolidated financial statements.

2022 Q2 Form 10-Q | 35

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

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented:

(Dollars in millions)	Six Months Ended June 30,
Net cash provided by (used for):	2022	2021	$ Change
Operating activities	$250	$171	$79
Investing activities	(66)	(15)	(51)
Financing activities	(296)	(65)	(231)
Effect of exchange-rate changes on cash and cash equivalents	(19)	(17)	(2)
Net increase (decrease) in cash and cash equivalents	$(131)	$74	$(205)

Operating activities

Cash provided by operating activities increased $79 million to $250 million for the six months ended June 30, 2022 from $171 million for the six months ended June 30, 2021, primarily due to an increase in net income after adjusting for non-cash items as well as proceeds of $132 million from interest rate swap settlements. These increases were partially offset by changes in operating assets and liabilities, particularly changes in inventories, other assets, and accounts payable and other liabilities as compared to the prior year. In the past, we have extended our payment terms for distributors on occasion. Although we presently have no plans to do so in the future, it is possible that we will need to extend payment terms in certain situations as a result of the COVID-19 global health pandemic, competitive pressures and the need for certain inventory levels at our channel distributors to avoid supply disruptions. If so, such extensions of customer payment terms could result in additional uses of our cash flow.

2022 Q2 Form 10-Q | 36

Investing activities

Our cash used for investing activities was $66 million for the six months ended June 30, 2022 as compared to $15 million for the six months ended June 30, 2021. The change was primarily driven by cash received during the six months ended June 30, 2021 as a result of the finalization of the working capital adjustment for the acquisition of Bayer Animal Health as well as an increase in cash used for net purchases of property and equipment in the current period, partially offset by a year over year decrease in cash used for purchases of intangible assets.

Financing activities

Our cash used for financing activities was $296 million for the six months ended June 30, 2022 as compared to cash used for financing activities of $65 million for the six months ended June 30, 2021. Cash used for financing activities during the six months ended June 30, 2022 primarily reflected the tender offer completed during the period as well as net repayments on our revolving credit facility and the repayment of indebtedness outstanding under our term loan B credit facility, partially offset by proceeds from our newly issued incremental term facilities. Cash used for financing activities during the six months ended June 30, 2021 primarily reflected the repayment of indebtedness outstanding under our term loan B credit facility and cash paid to Lilly in connection with local country asset purchases.

Description of Indebtedness

For a complete description of our existing debt and available credit facilities as of June 30, 2022 and December 31, 2021, see Note 9: Debt within Item 8, “Financial Statements and Supplementary Data,” of Part II of our Form 10-K for the year ended December 31, 2021. New developments are discussed in Note 9: Debt of this Form 10-Q.

Contractual Obligations

Our contractual obligations and commitments as of June 30, 2022 are primarily comprised of long-term debt obligations, operating leases, and purchase obligations. Our long-term debt obligations are comprised of our expected principal and interest obligations and our interest rate swaps. Purchase obligations consist of open purchase orders as of June 30, 2022 and contractual payment obligations with significant vendors which are noncancelable and are not contingent. These obligations are primarily short-term in nature.

As of June 30, 2022, we also have an additional lease commitment that has not yet commenced for our new corporate headquarters in Indianapolis, Indiana. Total minimum lease payments are estimated to be approximately $310 million over a term of 25 years, excluding extensions. Final lease payments may vary depending on the actual cost of certain construction activities. Lease commencement is expected in 2024.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Certain of our accounting policies are considered critical because these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments by us, often requiring the use of estimates about the effects of matters that are inherently uncertain. Actual results that differ from our estimates could have an unfavorable effect on our financial position and results of operations. We apply estimation methodologies consistently from year to year. Such policies are summarized in Item 7, "Management's Discussion & Analysis of Results of Financial Condition and Results of Operations," of our Form 10-K for the year ended December 31, 2021. There have been no significant changes in the application of our critical accounting policies during the six months ended June 30, 2022.

2022 Q2 Form 10-Q | 37

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

We estimate that a hypothetical 10% adverse movement in all foreign currency exchange rates related to the translation of the results of our foreign operations would decrease our net income by approximately $10 million for the six months ended June 30, 2022.

We generally identify hyperinflationary markets as those markets whose cumulative inflation rate over a three-year period exceeds 100%. We have concluded that our Argentina subsidiary is operating in a hyperinflationary market. As a result, beginning in the second quarter of 2018, the functional currency of our Argentina subsidiary changed from the local currency to the U.S. dollar. During the six months ended June 30, 2022, revenue in Argentina represented less than 1% of our consolidated revenue. Assets held in Argentina as of June 30, 2022 represented less than 1% of our consolidated assets.

During the first quarter of 2022, Turkey’s three-year cumulative inflation rate exceeded 100%, and we concluded that Turkey became a hyperinflationary economy for accounting purposes. As of April 1, 2022, we applied hyperinflationary accounting for our subsidiary in Turkey and changed its functional currency from the Turkish lira to the U.S. dollar. During the six months ended June 30, 2022, revenue in Turkey represented less than 1% of our consolidated revenue. Assets held in Turkey as of June 30, 2022 represented less than 1% of our consolidated assets.

While the hyperinflationary conditions did not have a material impact on our business during the six months ended June 30, 2022, in the future, we may incur larger currency devaluations, which could have a material adverse impact on our results of operations.

Interest Risk

Our variable-rate debt is exposed to interest rate fluctuations based on LIBOR and Term SOFR. As of June 30, 2022, we held certain interest rate swap agreements with a notional value of $3,050 million that have the economic effect of modifying our variable-interest so that a portion of the variable-rate interest payable becomes fixed. During the six months ended June 30, 2022, we recorded a gain of $117 million, net of taxes on these interest rate swaps in other comprehensive income (loss). See Note 10: Financial Instruments and Fair Value to the condensed consolidated financial statements for further information.

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

2022 Q2 Form 10-Q | 38

Our management, with the participation of Jeffrey N. Simmons, president and chief executive officer, and Todd S. Young, executive vice president and chief financial officer, evaluated our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective.

(b)Changes in Internal Controls. During the second quarter of 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

2022 Q2 Form 10-Q | 39

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

2022 Q2 Form 10-Q | 40

ITEM 6. EXHIBITS

The following exhibits are either filed or furnished herewith (as applicable) or, if so indicated, incorporated by reference to the documents indicated in parentheses, which have previously been filed or furnished with the Securities and Exchange Commission.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Elanco Animal Health Incorporated, effective May 18, 2022 (filed herewith).
3.2	Elanco Animal Health Incorporated Amended and Restated Bylaws, effective May 18, 2022 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on May 19, 2022).
10.1	Consulting Agreement, dated April 12, 2022, by and between Aaron Schacht and Elanco US Inc. (filed herewith).
10.2
Incremental Assumption Agreement dated April 19, 2022 by and among Elanco Animal Health Incorporated, Elanco US Inc., the subsidiary loan parties party thereto, Farm Credit Mid-America, PCA, as incremental term lender, and Goldman Sachs Bank USA, as the term facility agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on April 20, 2022).

10.3
Incremental Assumption Agreement dated June 28, 2022 by and among Elanco Animal Health Incorporated, Elanco US Inc., the subsidiary loan parties party thereto, Bank of America, N.A., as incremental term lender, each other person party thereto as incremental term lender, and Goldman Sachs Bank USA, as the term facility agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on June 29, 2022).

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

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	Interactive Data Files.
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101).

2022 Q2 Form 10-Q | 41

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ELANCO ANIMAL HEALTH INCORPORATED
(Registrant)

Date:	August 8, 2022	/s/ Jeffrey N. Simmons
Jeffrey N. Simmons
President and Chief Executive Officer
Date:	August 8, 2022	/s/ Todd S. Young
Todd S. Young
Executive Vice President, Chief Financial Officer

2022 Q2 Form 10-Q | 42