Form 10-Q
period 2022-09-30
Elanco Animal Health Inc
filed 2022-11-08
CIK 1739104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _________ to _______
COMMISSION FILE NUMBER 001-38661
Elanco Animal Health Incorporated
(Exact name of Registrant as specified in its charter)

INDIANA	82-5497352
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2500 INNOVATION WAY, GREENFIELD, INDIANA 46140
(Address and zip code of principal executive offices)

Registrant’s telephone number, including area code (877) 352-6261
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	ELAN	New York Stock Exchange
5.00% Tangible Equity Units	ELAT	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of a “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒
The number of shares of common stock outstanding as of November 3, 2022 was 474,205,430.

2022 Q3 Form 10-Q | 2

ELANCO ANIMAL HEALTH INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

2022 Q3 Form 10-Q | 3

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

2022 Q3 Form 10-Q | 4

•the impact of litigation, regulatory investigations, and other legal matters, including the risk to our reputation and the risk that our insurance policies may be insufficient to protect us from the impact of such matters;
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
See Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the United States (U.S.) Securities and Exchange Commission (SEC) (2021 Form 10-K), and Part II of this Form 10-Q, for a further description of these and other factors. Although we have attempted to identify important risk factors, there may be other risk factors not presently known to us or that we presently believe are not material that could cause actual results and developments to differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report. If any of these risks materialize, or if any of the assumptions underlying forward-looking statements prove incorrect, actual results and developments may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report. We caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this quarterly report. Any forward-looking statement made by us in this quarterly report speaks only as of the date hereof. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or to revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

2022 Q3 Form 10-Q | 5

PART I

ITEM 1. FINANCIAL STATEMENTS

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$1,028	$1,131	$3,430	$3,652
Costs, expenses and other:
Cost of sales	472	502	1,465	1,622
Research and development	78	94	241	277
Marketing, selling and administrative	298	342	961	1,075
Amortization of intangible assets	128	141	398	417
Asset impairment, restructuring and other special charges	26	111	158	518
Interest expense, net of capitalized interest	60	60	179	181
Other expense, net	8	11	17	8
	1,070	1,261	3,419	4,098
Income (loss) before income taxes	(42)	(130)	11	(446)
Income tax expense (benefit)	7	(26)	34	(71)
Net loss	$(49)	$(104)	$(23)	$(375)

Loss per share:
Basic	$(0.10)	$(0.21)	$(0.05)	$(0.77)
Diluted	$(0.10)	$(0.21)	$(0.05)	$(0.77)
Weighted average shares outstanding:
Basic	488.4	487.3	488.3	487.1
Diluted	488.4	487.3	488.3	487.1
See notes to condensed consolidated financial statements.

2022 Q3 Form 10-Q | 6

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(49)	$(104)	$(23)	$(375)
Other comprehensive income (loss):
Cash flow hedges, net of taxes	62	4	179	52
Foreign currency translation	(418)	(209)	(973)	(506)
Defined benefit pension and retiree health benefit plans, net of taxes	(2)	(6)	(4)	5
Other comprehensive loss, net of taxes	(358)	(211)	(798)	(449)
Comprehensive loss	$(407)	$(315)	$(821)	$(824)
See notes to condensed consolidated financial statements.

2022 Q3 Form 10-Q | 7

Elanco Animal Health Incorporated
Condensed Consolidated Balance Sheets
(in millions, except share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$460	$638
Accounts receivable, net of allowances of $10 (2022) and $12 (2021)	804	833
Other receivables	224	195
Inventories	1,340	1,373
Prepaid expenses and other	326	237
Total current assets	3,154	3,276
Noncurrent Assets
Goodwill	5,716	6,172
Other intangibles, net	4,766	5,587
Other noncurrent assets	376	387
Property and equipment, net of accumulated depreciation of $696 (2022) and $1,041 (2021)	936	1,061
Total assets	$14,948	$16,483
Liabilities and Equity
Current Liabilities
Accounts payable	$350	$418
Employee compensation	136	185
Sales rebates and discounts	298	316
Current portion of long-term debt	394	294
Other current liabilities	435	430
Total current liabilities	1,613	1,643
Noncurrent Liabilities
Long-term debt	5,507	6,025
Accrued retirement benefits	240	271
Deferred taxes	618	745
Other noncurrent liabilities	225	261
Total liabilities	8,203	8,945
Commitments and Contingencies
Equity
Preferred stock, no par value, 1,000,000,000 shares authorized; none issued	—	—
Common stock, no par value, 5,000,000,000 shares authorized, 474,124,115 and 473,119,786 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	8,724	8,696
Accumulated deficit	(972)	(949)
Accumulated other comprehensive loss	(1,007)	(209)
Total equity	6,745	7,538
Total liabilities and equity	$14,948	$16,483
See notes to condensed consolidated financial statements.

2022 Q3 Form 10-Q | 8

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Equity (Unaudited)
(Dollars and shares in millions)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Cash Flow Hedge Gain (Loss)	Foreign Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Total	Total Equity
December 31, 2020	471.9	$—	$8,650	$(477)	$(61)	$360	$4	$303	$8,476
Net loss	—	—	—	(61)	—	—	—	—	(61)
Other comprehensive income (loss), net of tax	—	—	—	—	53	(466)	8	(405)	(405)
Stock compensation	—	—	15	—	—	—	—	—	15
Issuance of stock under employee stock plans, net	1.1	—	(18)	—	—	—	—	—	(18)
March 31, 2021	473.0	—	8,647	(538)	(8)	(106)	12	(102)	8,007
Net loss	—	—	—	(210)	—	—	—	—	(210)
Other comprehensive income (loss), net of tax	—	—	—	—	(5)	169	3	167	167
Stock compensation	—	—	16	—	—	—	—	—	16
June 30, 2021	473.0	—	8,663	(748)	(13)	63	15	65	7,980
Net loss	—	—	—	(104)	—	—	—	—	(104)
Other comprehensive income (loss), net of tax	—	—	—	—	4	(209)	(6)	(211)	(211)
Stock compensation	—	—	17	—	—	—	—	—	17
September 30, 2021	473.0	$—	$8,680	$(852)	$(9)	$(146)	$9	$(146)	$7,682

December 31, 2021	473.1	$—	$8,696	$(949)	$25	$(253)	$19	$(209)	$7,538
Net income	—	—	—	48	—	—	—	—	48
Other comprehensive income (loss), net of tax	—	—	—	—	109	(85)	(1)	23	23
Stock compensation	—	—	14	—	—	—	—	—	14
Issuance of stock under employee stock plans, net	1.0	—	(11)	—	—	—	—	—	(11)
March 31, 2022	474.1	—	8,699	(901)	134	(338)	18	(186)	7,612
Net loss	—	—	—	(22)	—	—	—	—	(22)
Other comprehensive income (loss), net of tax	—	—	—	—	8	(470)	(1)	(463)	(463)
Stock compensation	—	—	17	—	—	—	—	—	17
Issuance of stock under employee stock plans, net	—	—	(4)	—	—	—	—	—	(4)
June 30, 2022	474.1	—	8,712	(923)	142	(808)	17	(649)	7,140
Net loss	—	—	—	(49)	—	—	—	—	(49)
Other comprehensive income (loss), net of tax	—	—	—	—	62	(418)	(2)	(358)	(358)
Stock compensation	—	—	13	—	—	—	—	—	13
Issuance of stock under employee stock plans, net	—	—	(1)	—	—	—	—		(1)
September 30, 2022	474.1	$—	$8,724	$(972)	$204	$(1,226)	$15	$(1,007)	$6,745

See notes to condensed consolidated financial statements.

2022 Q3 Form 10-Q | 9

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(23)	$(375)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	514	542
Deferred income taxes	(36)	(119)
Stock-based compensation expense	44	48
Asset impairment and write-down charges	87	334
Loss on sale of assets	3	—
Loss (gain) on divestiture	(3)	2
Inventory fair value step-up amortization	—	64
Loss on extinguishment of debt	19	—
Proceeds from interest rate swap settlements	207	—
Changes in operating assets and liabilities, net of acquisitions	(384)	(243)
Other non-cash operating activities, net	11	7
Net Cash Provided by Operating Activities	439	260
Cash Flows from Investing Activities
Net purchases of property and equipment	(71)	(60)
Cash paid for acquisitions, net of cash acquired	—	(342)
Proceeds from site divestitures	11	—
Purchases of intangible assets	(11)	(35)
Purchases of software	(23)	(11)
Other investing activities, net	(9)	(8)
Net Cash Used for Investing Activities	(103)	(456)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	425	500
Proceeds from revolving credit facility	563	500
Repayments of long-term borrowings	(607)	(555)
Repayments of revolving credit facility	(813)	(250)
Debt issuance costs	(2)	(1)
Early redemption and tender premiums paid	(14)	—
Other net financing transactions with Lilly	—	(11)
Other financing activities, net	(17)	(17)
Net Cash (Used for) Provided by Financing Activities	(465)	166
Effect of exchange rate changes on cash and cash equivalents	(49)	(23)
Net decrease in cash and cash equivalents	(178)	(53)
Cash and cash equivalents at January 1	638	506
Cash and cash equivalents at September 30	$460	$453

See notes to condensed consolidated financial statements.

2022 Q3 Form 10-Q | 10

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the U.S. Securities and Exchange Commission (SEC) requirements for interim reporting. As permitted under those rules, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. (GAAP) have been condensed or omitted. The information included in this Form 10-Q should be read in conjunction with our consolidated financial statements and accompanying notes for the year ended December 31, 2021 included in our Form 10-K filed with the SEC on February 28, 2022 (2021 Form 10-K). In addition, results for interim periods should not be considered indicative of results for any other interim period or for the full year ending December 31, 2022 or any other future period.

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

The significant accounting policies set forth in Note 3 to the consolidated financial statements in our 2021 Form 10-K appropriately represent, in all material respects, the current status of our accounting policies, except as it relates to goodwill and the adoption of the standard that was effective January 1, 2022 as described in Note 3: Implementation of New Financial Accounting Pronouncements.

Goodwill

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. We evaluate goodwill for impairment at least annually and when certain qualitative impairment indicators are present. When required, a comparison of fair value to the carrying amount of our single reporting unit is performed to determine the amount of any impairment. We begin by assessing qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying value. Based on that qualitative assessment, if we conclude that it is more likely than not that the fair value of our single reporting unit is less than its carrying value, we conduct a quantitative goodwill impairment test, which involves comparing the estimated fair value of our single reporting unit with its carrying value, including goodwill. We estimate the fair value of our single reporting unit using a combination of the income and market approach. If the carrying value of the reporting unit exceeds its estimated fair value, we recognize an impairment loss for the difference.

During the third quarter of 2022, a significant change in our market capitalization relative to our book value, among other factors, triggered a quantitative goodwill impairment test. As of September 30, 2022, our single reporting unit was tested for impairment using the quantitative approach described above, resulting in an estimated fair value that exceeded the carrying amount by more than 20%. Therefore, no impairment existed with respect to our goodwill.

2022 Q3 Form 10-Q | 11

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

Note 4. Revenue

Our sales rebates and discounts are based on specific agreements. The most significant of our sales rebate and discount programs in terms of accrual and payment amounts, percentage of our products that are sold via these programs, and level of judgment required in estimating the appropriate transaction price, relate to our programs in the U.S., France and the United Kingdom (U.K.). As of September 30, 2022 and 2021, the aggregate liability for sales rebates and discounts for these countries represented approximately 76% and 72%, respectively, of our total liability.

2022 Q3 Form 10-Q | 12

The following table summarizes the activity in our global sales rebates and discounts liability:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$284	$303	$316	$295
Reduction of revenue	169	163	524	516
Payments	(143)	(146)	(525)	(489)
Foreign currency translation adjustments	(12)	(4)	(17)	(6)
Ending balance	$298	$316	$298	$316

Adjustments to revenue recognized as a result of changes in estimates for the judgments described above during the three and nine months ended September 30, 2022 and 2021 for product shipped in previous periods were not material.

Actual global product returns were approximately 1% and 2% of net revenue for the three months ended September 30, 2022 and 2021, respectively. Actual global product returns were approximately 1% of net revenue for the nine months ended September 30, 2022 and 2021.

Disaggregation of Revenue

The following table summarizes our revenue disaggregated by product category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Pet Health	$471	$527	$1,722	$1,857
Farm Animal:
Cattle	227	250	722	735
Poultry	176	179	529	536
Swine	95	110	284	346
Aqua	47	44	132	111
Total Farm Animal	545	583	1,667	1,728
Contract Manufacturing (1)	12	21	41	67
Revenue	$1,028	$1,131	$3,430	$3,652
(1)Represents revenue from arrangements in which we manufacture products on behalf of a third party, including supply agreements associated with divestitures of products related to the acquisition of Bayer Animal Health.

Note 5. Acquisitions, Divestitures and Other Arrangements

KindredBio Acquisition

On August 27, 2021, we acquired KindredBio, a publicly traded biopharmaceutical company that developed innovative biologics focused on saving and improving the lives of pets. The acquisition further accelerates our pet health expansion, particularly by expanding our presence in dermatology.

The transaction was accounted for as a business combination under the acquisition method of accounting. The acquisition method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The determination of estimated fair value requires management to make significant estimates and assumptions. The excess of the purchase price over the fair value of the acquired net assets, where applicable, has been recorded as goodwill. The results of operations of the acquisition are included in our condensed consolidated financial statements from the date of acquisition.

2022 Q3 Form 10-Q | 13

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

Revenue and loss from KindredBio included in our condensed consolidated statements of operations for the three and nine months ended September 30, 2022 were immaterial.

The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

Estimated Fair Value at August 27, 2021
Cash and cash equivalents	$31
Other net working capital	13
Property and equipment	33
Intangible assets, primarily acquired in-process research and development (IPR&D)	333
Deferred income taxes, net	(30)
Total identifiable net assets	380
Goodwill	35
Settlement of liability related to previous license agreement	29
Total consideration transferred	$444

The valuation of assets acquired and liabilities assumed was finalized during the third quarter of 2022. The measurement period adjustments recorded during 2022, which were made to reflect the facts and circumstances in existence as of the acquisition date, primarily related to changes in the estimated fair value of acquired IPR&D and minor tax and working capital adjustments. The net impact of these adjustments was not material.

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

2022 Q3 Form 10-Q | 14

Divestitures

Microbiome R&D platform carve-out

In April 2022, we signed an agreement to transfer assets associated with our microbiome R&D platform to a newly created, independent biopharmaceutical company, BiomEdit, focused on developing solutions for animal and human health. As part of the agreement, we retain a non-voting, minority stake in the company. Assets transferred include intellectual property and laboratory equipment. The book values of those assets were not material. In addition, we have entered into transitional services agreements with the company for certain services. We have determined that the disposal of the related net assets does not qualify for reporting as a discontinued operation because it does not represent a strategic shift that has or will have a major effect on our operations and financial results. During the nine months ended September 30, 2022, we recorded a gain on the disposal of approximately $3 million.

Shawnee and Speke

During 2021, as part of our strategy to optimize our manufacturing footprint, we announced an agreement with TriRx Pharmaceuticals (TriRx) to sell our manufacturing sites in Shawnee, Kansas (Shawnee) and Speke, U.K. (Speke), including the planned transfer of approximately 600 employees. In connection with these arrangements, we also entered into long-term manufacturing and supply agreements, under which TriRx will manufacture existing Elanco products at both sites upon the closing of the transactions. On August 1, 2021 and February 1, 2022, we completed the sales of our Shawnee and Speke sites, respectively. Upon closing the sale of the Speke site, we recorded a contract asset of $55 million for the favorable supply agreement, which is included in prepaid expenses and other and other noncurrent assets on our condensed consolidated balance sheets. The divestitures did not represent a strategic shift that has or will have a major effect on our operations and financial results, and therefore do not qualify for reporting as discontinued operations. See Note 6: Asset Impairment, Restructuring and Other Special Charges for further information.

Based on the terms of the agreements, we expect to receive aggregate gross cash proceeds of $78 million from the sales of Shawnee and Speke over a period of three years beginning in the second half of 2022. During the three months ended September 30, 2022, we received cash proceeds of $11 million. Receivables for the remaining expected cash proceeds are included in other receivables and other noncurrent assets on our condensed consolidated balance sheets.

Assets Held For Sale

Assets considered held for sale in connection with the Speke divestiture were included in the respective line items on our condensed consolidated balance sheets as follows:

December 31, 2021
Inventories	$31
Property and equipment, net	50
Total assets held for sale	$81

2022 Q3 Form 10-Q | 15

BexCaFe Arrangement

On June 9, 2022, we signed a license agreement with BexCaFe, LLC (BexCaFe) for the development and commercialization of products related to Bexacat, an oral treatment intended to reduce glucose levels in diabetic cats. BexCaFe held the rights to the compound through a license agreement with similar terms and conditions. We will incur all development and regulatory costs associated with the products. Based on the guidance in Accounting Standards Codification (ASC) 810, Consolidation, we determined that BexCaFe represents a variable interest entity and that we are the primary beneficiary of BexCaFe because the terms of the license give us the power to direct the activities that most significantly impact the entity’s economic performance. As a result, we consolidated BexCaFe, a development-stage company with no employees that did not meet the definition of a business, as of the date we signed the license agreement. Upon initial consolidation of BexCaFe, we measured an IPR&D asset at its fair value of $59 million and recorded liabilities totaling $59 million, which included contingent consideration of $49 million based on the fair value of estimated future milestone payments and sales royalties owed under the license agreement. The initial fair value of the contingent payments was calculated based on an income approach, with payments adjusted for probability of success and then discounted to a present value. There is no minimum payout due on the contingent consideration and the maximum payout is unlimited. Since BexCaFe did not meet the definition of a business, no goodwill was recorded and immediately after initial consolidation, we expensed the IPR&D asset because we concluded that it did not have an alternative future use. This amount is included in asset impairment, restructuring, and other special charges in our condensed consolidated statement of operations for the nine months ended September 30, 2022.

We paid $10 million to BexCaFe under the terms of this agreement during the three months ended September 30, 2022. Contingent consideration liabilities of $49 million are included in other current liabilities and other noncurrent liabilities on our condensed consolidated balance sheet as of September 30, 2022.

Subsequent to the effective date of the license agreement, our condensed consolidated financial statements include the assets, liabilities, operating results and cash flows of BexCaFe. Based on the guidance in ASC 810, income and expense between us and BexCaFe have been eliminated against the income or expense included in the financial statements of BexCaFe. The resulting amounts after the effect of these eliminations were included in our condensed consolidated financial statements for the three and nine months ended September 30, 2022 and were not material.

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

2022 Q3 Form 10-Q | 16

The actions proposed in January 2021 focused on streamlining processes and delivering increased efficiency in functional areas, while improving the productivity of our investments in innovation. As part of the restructuring plan, we closed our R&D sites in Manukau, New Zealand and Cuxhaven, Germany. We also reduced duplication and optimized structures in U.S. operations, marketing, manufacturing and quality central functions, and administrative areas. The restructuring resulted in the elimination of approximately 315 positions around the world. Activities related to this initiative resulted in adjustments of $1 million to reduce severance accruals and net charges of $44 million for the three and nine months ended September 30, 2021, respectively. The adjustments reflect a change in estimate resulting from negotiations. Restructuring charges under this program were substantially complete at the end of 2021.

The program announced in November 2021 included initiatives to consolidate certain international commercial operations into one organization, integrate our centralized global marketing organization into country level commercial organizations, transform and simplify our R&D organizational structure, and other organizational adjustments. In connection with the proposed restructuring, we eliminated 380 positions. During the nine months ended September 30, 2022, we recorded adjustments of $9 million to reduce severance accruals resulting from final negotiations and certain restructured employees filling open positions. Restructuring charges under this program were substantially complete as of September 30, 2022; however, we may continue to make adjustments to our severance accruals to reflect changes in estimates resulting from ongoing negotiations.

Components of asset impairment, restructuring and other special charges are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restructuring charges (credits):
Severance and other costs (1)	$—	$(2)	$(9)	$26
Facility exit costs	—	—	2	—

Acquisition related charges:
Transaction and integration costs (2)	27	30	77	141

Non-cash and other items:
Asset impairment (3)	—	50	59	63
Asset write-down (4)	(1)	6	27	275
Net periodic benefit income (Note 14)	—	(9)	—	(26)
Settlements and other (5)	—	36	2	39

Total expense	$26	$111	$158	$518
(1)2022 credits primarily relate to adjustments resulting from the reversal of severance accruals associated with the November 2021 program. For the nine months ended September 30, 2021, charges primarily related to the restructuring program announced and initiated in January 2021. These costs were partially offset by the reversal of severance accruals associated with the January 2021 and September 2020 programs during the period.
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
(3)2022 includes a charge of $59 million related to the expensing of an IPR&D asset with no alternative future use licensed from BexCaFe during the second quarter. See Note 5: Acquisitions, Divestitures and Other Arrangements for further discussion. 2021 amounts represent the impact of adjustments to the fair value of certain IPR&D assets that were subject to product rationalization. The asset impairment charge during the three months ended September 30, 2021 reflects a decision by management to terminate an IPR&D project and fully impair the related asset, which was associated with a farm animal parasiticide. The decision was prompted by unfavorable efficacy results observed during the quarter.

2022 Q3 Form 10-Q | 17

(4)2022 amounts primarily include the finalization of the write-down charge upon the final sale of the Speke manufacturing site. Asset write-down charges recorded in 2021 included the initial adjustments recorded to write down the Shawnee and Speke assets classified as held for sale as of June 30, 2021 to an amount equal to estimated fair value less costs to sell, as well as adjustments to values of assets sold in relation to the Shawnee manufacturing site sold on August 1, 2021 and assets classified as held for sale in relation to the Speke manufacturing site during the three months ended September 30, 2021. See Note 5: Acquisitions, Divestitures and Other Arrangements for further discussion. Also included are charges recorded to write down assets in Belford Roxo, Brazil; Basel, Switzerland; Cuxhaven, Germany; and Manukau, New Zealand that were classified as held and used to their current fair value. These charges were recorded in connection with announced restructuring programs.
(5)Amounts recorded during the nine months ended September 30, 2022 represent a $2 million measurement period adjustment to the charge associated with the settlement of a liability for future royalty and milestone payments triggered in connection with our acquisition of KindredBio. See Note 5: Acquisitions, Divestitures and Other Arrangements for further discussion. Amounts recorded during the three and nine months ended September 30, 2021 include the initial charge associated with the settlement of the liability for future royalty and milestone payments triggered in connection with our acquisition of KindredBio, accounting and advisory fees related to the sale of our manufacturing site in Shawnee, and an $8 million charge related to a litigation settlement for a matter that originated prior to our acquisition of Bayer Animal Health. The amount for the nine months ended September 30, 2021 also includes the gain recorded on the divestiture of an early-stage IPR&D asset acquired as part of the Bayer Animal Health acquisition.

The following table summarizes the activity in our reserves established in connection with restructuring activities:

Severance
Balance at December 31, 2020	$130
Charges	41
Reserve adjustments	(15)
Cash paid	(94)
Foreign currency translation adjustments	(1)
Balance at September 30, 2021	$61

Balance at December 31, 2021	$126
Reserve adjustments	(9)
Cash paid	(71)
Foreign currency translation adjustments	(5)
Balance at September 30, 2022	$41
These reserves are included in other current liabilities and other noncurrent liabilities on our condensed consolidated balance sheets based on the timing of when the obligations are expected to be paid, which can vary due to certain country negotiations and regulations. As of September 30, 2022, we expect to pay approximately $34 million over the next 12 months. We believe that the reserves are adequate.

Note 7. Inventories

We state all inventories at the lower of cost or net realizable value. We use the last-in, first-out (LIFO) method for a portion of our inventories located in the continental U.S. Other inventories are valued by the first-in, first-out (FIFO) method or the weighted average cost method.

Inventories consisted of the following:

	September 30, 2022	December 31, 2021
Finished products	$612	$598
Work in process	542	565
Raw materials and supplies	240	256
Total	1,394	1,419
Decrease to LIFO cost	(54)	(46)
Inventories	$1,340	$1,373

2022 Q3 Form 10-Q | 18

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

The senior amortizing notes have an aggregate principal amount of $79 million and bear interest at 2.75% per year. On each February 1, May 1, August 1, and November 1 until the maturity date, we pay equal quarterly cash installments of $0.6250 per each amortizing note with an initial principal amount of $7.2007 (except for the first installment payment of $0.6528 per amortizing note paid on May 1, 2020). Each installment constitutes a payment of interest and partial payment of principal, and in the aggregate is equivalent to 5.00% per year with respect to the $50 stated amount per TEU.

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

2022 Q3 Form 10-Q | 19

Note 9. Debt

Long-term debt consisted of the following:

	September 30, 2022	December 31, 2021
Incremental Term Facility due 2025 (1)	$175	$—
Incremental Term Facility due 2028	495	499
Incremental Term Facility due 2029 (2)	250	—
Term Loan B due 2027 (3)	3,941	4,118
Revolving Credit Facility	—	250
4.272% Senior Notes due 2023 (4)	344	750
4.900% Senior Notes due 2028	750	750
TEU Amortizing Notes due 2023	14	34
Unamortized debt issuance costs	(68)	(82)
	5,901	6,319
Less current portion of long-term debt	394	294
Total long-term debt	$5,507	$6,025
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

(2)In April 2022, we entered into an incremental assumption agreement with Farm Credit Mid-America, PCA supplementing and amending our existing credit agreement dated August 1, 2020 relating to our senior secured credit facility. The incremental assumption agreement provides for a new incremental term facility with an aggregate principal amount of $250 million maturing on April 19, 2029. The new incremental term facility bears interest at Term SOFR, including a credit spread adjustment, plus 175 basis points and will be payable in quarterly installments of principal and interest with a final balloon payment due on April 19, 2029. The proceeds were used to repay a portion of our outstanding obligations under our revolving credit facility.

(3)In September 2022, we repaid indebtedness outstanding under our Term Loan B. We paid $75 million in cash, composed of principal and accrued interest, resulting in a debt extinguishment loss of approximately $2 million recognized in interest expense, net of capitalized interest in the condensed consolidated statements of operations.

(4)In April 2022, we completed a tender offer and retired $406 million in aggregate principal amount of our 4.272% Senior Notes due August 28, 2023, resulting in a debt extinguishment loss of approximately $17 million recognized in interest expense, net of capitalized interest in the condensed consolidated statements of operations. The repayment was funded with proceeds received from a draw under our revolving credit facility.

We were in compliance with all of our debt covenants as of September 30, 2022.

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

We had investments without readily determinable fair values and equity method investments included in other noncurrent assets on our condensed consolidated balance sheets totaling $28 million and $22 million as of September 30, 2022 and December 31, 2021, respectively. Unrealized net gains and losses on our investments for the three and nine months ended September 30, 2022 and 2021 were immaterial.

2022 Q3 Form 10-Q | 20

The following table summarizes the fair value information at September 30, 2022 and December 31, 2021 for foreign exchange contract assets (liabilities), investments, and cash flow hedge assets (liabilities) measured at fair value on a recurring basis in the respective balance sheet line items, as well as long-term debt (including TEU amortizing notes) for which fair value is disclosed on a recurring basis:

		Fair Value Measurements Using
Financial statement line item	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2022
Prepaid expenses and other - foreign exchange contracts not designated as hedging instruments	$39	$—	$39	$—	$39
Prepaid expense and other - forward-starting interest rate contracts designated as cash flow hedges	3	—	3	—	3
Other noncurrent assets - forward-starting interest rate contracts designated as cash flow hedges	15	—	15		15
Other noncurrent assets - investments	10	10	—	—	10
Other current liabilities - foreign exchange contracts not designated as hedging instruments	(29)	—	(29)	—	(29)
Long-term debt, including current portion	(5,969)	—	(5,686)	—	(5,686)
December 31, 2021
Prepaid expenses and other - foreign exchange contracts not designated as hedging instruments	$19	$—	$19	$—	$19
Other noncurrent assets - forward-starting interest rate contracts designated as cash flow hedges	8	—	8	—	8
Other noncurrent assets - investments	13	13	—	—	13
Other current liabilities - foreign exchange contracts not designated as hedging instruments	(20)	—	(20)	—	(20)
Long-term debt, including current portion	(6,401)	—	(6,518)	—	(6,518)
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

2022 Q3 Form 10-Q | 21

Derivatives not designated as hedges

We may enter into foreign exchange forward or option contracts to reduce the effect of fluctuating currency exchange rates. These derivative financial instruments primarily offset exposures in the Euro, British pound, Swiss franc, Brazilian real, Australian dollar, Japanese yen, Canadian dollar, and Chinese yuan. Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures and are recorded at fair value with the gain or loss recognized in other expense, net in the condensed consolidated statements of operations. Forward contracts generally have maturities not exceeding 12 months. At September 30, 2022 and December 31, 2021, we had outstanding foreign exchange contracts with aggregate notional amounts of $821 million and $1,212 million, respectively.

The amount of net losses on derivative instruments not designated as hedging instruments, recorded in other expense, net were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Foreign exchange forward contracts (1)	$(5)	$(2)	$(20)	$(29)

(1)These amounts were substantially offset in other expense, net by the effect of changing exchange rates on the underlying foreign currency exposures.

Derivatives designated as hedges

We are subject to interest rate risk with regard to our existing floating-rate debt, and we utilize interest rate swap contracts to mitigate the variability in cash flows by effectively converting the floating-rate debt into fixed-rate debt. We recognize any differences between the variable interest rate payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense, net of capitalized interest over the life of the swaps. We have designated these swaps as cash flow hedges and record them at fair value on the condensed consolidated balance sheets. Changes in the fair value of the hedges are recognized in other comprehensive income (loss). Fair value is estimated based on quoted market values of similar hedges and is classified as Level 2. Our outstanding forward-starting interest rate swaps have maturities ranging between 2023 and 2025 with aggregate notional amounts of $3,050 million and $3,800 million as of September 30, 2022 and December 31, 2021, respectively.

The amounts of net gains on cash flow hedges recorded, net of tax, in other comprehensive income (loss), are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Forward-starting interest rate swaps	$62	$4	$179	$52

During the three months ended September 30, 2022 and 2021, net gains on cash flow hedges recorded in other comprehensive income (loss) included gains of $75 million and $4 million, respectively, related to mark-to-market adjustments. During the nine months ended September 30, 2022 and 2021, net gains on cash flow hedges recorded in other comprehensive income (loss) included gains of $218 million and $52 million, respectively, related to mark-to-market adjustments.

In April 2022 and September 2022, we took advantage of market opportunities to restructure our interest rate swap portfolio. We unwound the existing swaps and simultaneously entered into new agreements with the same notional amounts and covering the same tenors. As a result, we received cash settlements of $132 million and $75 million in the respective periods. These gains were initially recognized in accumulated other comprehensive loss and will be reclassified to interest expense, net of capitalized interest over the period during which the related interest payments will be made.

2022 Q3 Form 10-Q | 22

During the three and nine months ended September 30, 2022, we reclassified $13 million and $22 million, respectively, of gains relating to our terminated interest rate swaps from accumulated other comprehensive loss to interest expense, net of capitalized interest. Additionally, as a result of the April 2022 interest rate swap settlement, other comprehensive income (loss) for the nine months ended September 30, 2022 included a $17 million reclassification of a stranded tax benefit from accumulated other comprehensive loss, based on our policy to reclassify income tax effects from accumulated other comprehensive loss using the portfolio approach. Other than the reclassification of the stranded tax benefit, there was no tax effect recorded in relation to our cash flow hedges for the three and nine months ended September 30, 2022 and 2021 after the application of the U.S. valuation allowance. See Note 11: Income Taxes for further discussion.

During the three months ended September 30, 2022 and 2021, we reclassified $2 million and $8 million, respectively, of net losses into interest expense, net of capitalized interest in our condensed consolidated statements of operations. During the nine months ended September 30, 2022 and 2021, we reclassified $12 million and $22 million, respectively, of net losses into interest expense. Over the next 12 months, we expect to reclassify a gain of $106 million, which includes $103 million relating to the interest rate swap settlements, to interest expense, net of capitalized interest.

Note 11. Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income tax expense (benefit)	$7	$(26)	$34	$(71)
Effective tax rate	(17.1)%	20.0%	315.6%	15.9%

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

For the three and nine months ended September 30, 2022, we recognized income tax expense of $7 million and $34 million, respectively. Our effective tax rate of (17.1)% and 315.6%, respectively, differs from the statutory income tax rate largely due to changes in earnings mix between periods resulting in projected losses in the U.S. and projected earnings outside of the U.S. The U.S. federal and state jurisdictions are subject to valuation allowances. Income tax expense was partially offset by beneficial net foreign currency gains, which are nontaxable in certain tax jurisdictions outside of the U.S. The income tax expense for the nine months ended September 30, 2022 was partially offset by the $17 million income tax benefit reclassified from accumulated other comprehensive loss due to the termination of interest rate swaps during the period and net foreign currency gains, which are nontaxable in certain tax jurisdictions outside of the U.S.

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

2022 Q3 Form 10-Q | 23

Note 12. Commitments and Contingencies

Legal Matters

We are party to various legal actions in the normal course of business. We are not currently subject to a significant claim other than the lawsuits noted below.

On May 20, 2020, a shareholder class action lawsuit captioned Hunter v. Elanco Animal Health Inc., et al. was filed in the United States District Court for the Southern District of Indiana (the Court) against Elanco and certain executives. On September 3, 2020, the Court appointed a lead plaintiff, and on November 9, 2020, the lead plaintiff filed an amended complaint adding additional claims against Elanco, certain executives, and other individuals. The lawsuit alleges, in part, that Elanco and certain of its executives made materially false and/or misleading statements and/or failed to disclose certain facts about Elanco’s supply chain, inventory, revenue and projections. The lawsuit seeks unspecified monetary damages and purports to represent purchasers of Elanco securities between September 30, 2018 and May 6, 2020, and purchasers of Elanco common stock issued in connection with Elanco's acquisition of Aratana. We filed a motion to dismiss on January 13, 2021. On August 17, 2022, the Court issued an order granting our motion to dismiss the case without prejudice. On October 14, 2022, the plaintiffs filed a motion for leave to amend the complaint, and we intend to oppose the plaintiffs' motion. We believe the claims made in the case are meritless, and we intend to vigorously defend our position. The process of resolving these matters is inherently uncertain and may develop over an extended period of time; therefore, at this time, the ultimate resolution cannot be predicted.

On October 16, 2020, a shareholder class action lawsuit captioned Saffron Capital Corporation v. Elanco Animal Health Inc., et al. was filed in the Marion Superior Court of Indiana against Elanco, certain executives, and other individuals. On December 23, 2020, the plaintiffs filed an amended complaint adding an additional plaintiff. The lawsuit alleges, in part, that Elanco and certain of its executives made materially false and/or misleading statements and/or failed to disclose certain facts about Elanco’s relationships with third party distributors and revenue attributable to those distributors within the registration statement on Form S-3 dated January 21, 2020 and accompanying prospectus filed in connection with Elanco’s public offering which closed on or about January 27, 2020. The lawsuit seeks unspecified monetary damages and purports to represent purchasers of Elanco common stock or 5.00% TEUs issued in connection with the public offering. This case was previously stayed in deference to Hunter v. Elanco Animal Health Inc. On October 24, 2022, we filed a motion to dismiss. We believe the claims made in the case are meritless, and we intend to vigorously defend our position. The process of resolving these matters is inherently uncertain and may develop over an extended period of time; therefore, at this time, the ultimate resolution cannot be predicted.
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

2022 Q3 Form 10-Q | 24

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

In the third quarter of 2019, Tevra Brands, LLC (Tevra) filed a complaint in the U.S. District Court of the Northern District of California, alleging that Bayer Animal Health (acquired by us in August 2020) had been involved in unlawful exclusive dealing and tying of its flea and tick products Advantage, Advantix, and Seresto and maintained a monopoly in the market. The complaint was amended in March 2020 and then dismissed in September 2020 with leave to amend. A second amended complaint was filed in March 2021 and realleges claims of unlawful exclusive dealing related to Advantage and Advantix and monopoly maintenance. A motion to dismiss the second amended complaint was denied in January 2022. Tevra’s demands include both actual and treble damages. We intend to defend our position vigorously. The process of resolving these matters is inherently uncertain and may develop over an extended period of time; therefore, at this time, the ultimate resolution cannot be predicted.

We are party to various other legal actions in the normal course of business. In determining whether a pending matter is significant for financial reporting and disclosure purposes, we consider both quantitative and qualitative factors in order to assess materiality. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. We accrue for liability claims to the extent that it is probable we will incur a loss and we can formulate a reasonable estimate of the costs. As of September 30, 2022 and December 31, 2021, we had no material liabilities established related to litigation as there were no significant claims which were probable and estimable. We are not currently subject to a significant claim other than the lawsuits noted above.

Regulatory Matters

On July 1, 2021, we received a subpoena from the SEC relating to our channel inventory and sales practices prior to mid-2020. We have cooperated in providing documents and information to the SEC and will continue to do so. Management believes that its actions were appropriate.

Other Commitments

As of September 30, 2022, we have a lease commitment that has not yet commenced for our new corporate headquarters in Indianapolis, Indiana. Total minimum lease payments are estimated to be approximately $378 million over a term of 25 years, excluding extensions. The increase in estimated minimum lease payments in comparison to prior periods is primarily due to higher expected construction and debt costs. Final lease payments may vary depending on the actual cost of certain construction activities. Lease commencement is expected in 2025.

The land for our new corporate headquarters is located in a Tax Increment Finance District, and the project is, in part, funded through Tax Incremental Financing (TIF) through an incentive agreement between us and the City of Indianapolis. The agreement provides for an estimated total incentive of $64 million to be funded by the City of Indianapolis in connection with the future tax increment revenue generated from the developed property. In December 2021, as part of a funding and development agreement entered into between us and the developer, we made a commitment to use the expected TIF proceeds towards the cost of developing and constructing the headquarters. In exchange, the developer reimbursed us up to the $64 million commitment in 2021. We expect to refund approximately $15 million to the developer within the next three months, and this amount is included in other current liabilities on our condensed consolidated balance sheet as of September 30, 2022. As a result, it is our expectation that our future lease payments will be reduced. The remaining accrued incentive is included in other noncurrent liabilities on our condensed consolidated balance sheets and will be amortized over the lease term beginning at the commencement date and offset future rent expense.

2022 Q3 Form 10-Q | 25

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

We have a single customer that accounted for 12% and 11% of revenue for the three months ended September 30, 2022 and 2021, respectively, and 11% and 9% of revenue for the nine months ended September 30, 2022 and 2021, respectively. Product sales with this customer resulted in accounts receivable of $80 million and $74 million as of September 30, 2022 and December 31, 2021, respectively.

We are exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates.

Selected geographic area information was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
United States	$475	$507	$1,537	$1,621
International	553	624	1,893	2,031
Revenue	$1,028	$1,131	$3,430	$3,652

2022 Q3 Form 10-Q | 26

Note 14. Retirement Benefits

The following table summarizes net periodic benefit cost (income) relating to our defined benefit pension plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service cost	$4	$4	$11	$14
Interest cost	1	1	3	2
Expected return on plan assets	(2)	(2)	(5)	(5)
Amortization of prior service cost	(1)	(1)	(3)	(5)
Amortization of net actuarial loss	—	—	—	1
Net curtailments and settlements (Note 6)	—	(9)	—	(26)
Net periodic benefit cost (income)	$2	$(7)	$6	$(19)

The components of net periodic benefit cost (income) other than service cost and net curtailments and settlements are included in other expense, net in our condensed consolidated statements of operations. Net curtailments and settlements are included in asset impairment, restructuring and other special charges in our condensed consolidated statements of operations.

Note 15. Loss Per Share

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

Basic and diluted loss per share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss available to common shareholders	$(49)	$(104)	$(23)	$(375)
Determination of shares:
Weighted average common shares outstanding	488.4	487.3	488.3	487.1
Assumed conversion of dilutive common stock equivalents (1)	—	—	—	—
Diluted weighted average shares outstanding	488.4	487.3	488.3	487.1
Loss per share (2)
Basic	$(0.10)	$(0.21)	$(0.05)	$(0.77)
Diluted	$(0.10)	$(0.21)	$(0.05)	$(0.77)
(1)For periods with a reported net loss, dilutive common stock equivalents are not assumed to have been issued since their effect is anti-dilutive. As a result, basic and diluted weighted average shares are the same, causing diluted net loss per share to be equivalent to basic net loss per share. For the three months ended September 30, 2022 and 2021, approximately 4.4 million and 3.7 million, respectively, of potential common shares were excluded from the calculation of diluted loss per share because their effect was anti-dilutive. For the nine months ended September 30, 2022 and 2021, approximately 2.6 million and 3.9 million, respectively, of potential common shares were excluded from the calculation of diluted loss per share because their effect was anti-dilutive.
(2)Due to rounding conventions, loss per share may not recalculate precisely based on the amounts presented within this table.

2022 Q3 Form 10-Q | 27

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations (MD&A) is intended to assist the reader in understanding and assessing significant changes and trends related to our results of operations and financial position. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying footnotes in Item 1 of Part I of this Form 10-Q. Certain statements in this Item 2 of Part I of this Form 10-Q constitute forward-looking statements. Various risks and uncertainties, including those discussed in "Forward-Looking Statements" of this Form 10-Q, in Item 1A, "Risk Factors" of Part II of this Form 10-Q, and in Item 1A, “Risk Factors” of Part I of our 2021 Form 10-K, may cause our actual results, financial position, and cash generated from operations to differ materially from these forward-looking statements. Further, due to the seasonality of our pet health sales, interim results are not necessarily an appropriate base from which to project annual results.

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

On August 27, 2021, we acquired KindredBio, a biopharmaceutical company that developed innovative biologics focused on saving and improving the lives of pets. We had previously signed an agreement with KindredBio in the second quarter of 2021 to acquire exclusive global rights to KIND-030, a monoclonal antibody in development for the treatment and prevention of canine parvovirus. The acquisition of KindredBio further accelerates our opportunity for expansion in pet health, notably by expanding our research efforts in dermatology. See Note 5: Acquisitions, Divestitures and Other Arrangements to the condensed consolidated financial statements for additional information on the acquisition. Subsequent to the acquisition date, our consolidated financial statements include the assets, liabilities, operating results and cash flows of KindredBio.

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

2022 Q3 Form 10-Q | 28

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
A summary of our 2022 revenue and net income (loss) compared with the same period in 2021 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Revenue	$1,028	$1,131	$3,430	$3,652
Net loss	(49)	(104)	(23)	(375)
We conduct business in more than 90 countries around the world and significant portions of our revenue and expenses are recorded in currencies other than the U.S. dollar. Accordingly, in any period, our reported revenue, expenses and resulting earnings (loss) are impacted by changes in the exchange rates of those currencies relative to the U.S. dollar.

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

2022 Q3 Form 10-Q | 29

Growth in farm animal nutritional health products (enzymes, probiotics and prebiotics) is influenced, among other factors, by demand for antibiotic alternatives that can promote animal health and increase productivity.

Factors Affecting Our Results of Operations

Global Macroeconomic Environment

Our operations are conducted globally, and we sell our products in over 90 countries. As such, we are exposed to and are impacted by various global macroeconomic factors. Global economic conditions continue to create uncertainty, most notably due to the Russia-Ukraine conflict, the COVID-19 pandemic, supply chain disruptions, and rising inflation. Continued evolution of these conditions has led to economic slowdowns in certain countries and/or regions. It has also led to volatility in consumer behavior, which has reduced demand due to consumption decreases and retailer destocking, particularly impacting our parasiticide products.

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

As a global animal health leader, we have an obligation to support the health of animals and people. At the center of that work is ensuring access and availability of food. At this time, we are limiting our business in Russia to only the essential products that support these needs, while complying with all imposed sanctions. We do not manufacture products or source any materials from companies in Russia for use in our products, nor do we conduct business with the Russian government. During the nine months ended September 30, 2022, revenue to Russian and Ukrainian customers represented approximately 1% of our consolidated revenue. Assets held in Russia as of September 30, 2022 represented less than 1% of our consolidated assets.

COVID-19 Pandemic

We continue to closely monitor the impact of the COVID-19 pandemic, including its variants, and the related economic effects on all aspects of our business, including impacts on our operations, supply chain, and customer demand. The extent to which the COVID-19 pandemic may impact our financial condition and results of operations remains uncertain and is dependent on developments that are out of our control, including measures being taken by authorities to mitigate against the spread of COVID-19, such as the lockdowns in China, the emergence of new variants and the availability and successful administration of effective vaccines and boosters. We cannot predict the impact that the ongoing COVID-19 pandemic will have on our employees, customers, vendors and suppliers; however, the COVID-19 pandemic has had and may continue to have an adverse impact on our business if these parties continue to experience negative effects.

2022 Q3 Form 10-Q | 30

Supply Chain
We continue to experience disruption and volatility in our global supply chain network. This disruption, combined with increased demand for key raw materials and labor constraints, has also impacted our suppliers, resulting in shortages of raw materials or components required to manufacture our products. We continue to work closely with suppliers and freight partners to mitigate impacts to our operations and customers, including the addition of new transportation routes, targeted increases of certain safety stocks, and alternative sources of materials. Although we regularly monitor the financial health of companies in our supply chain, prolonged financial hardship on our suppliers and labor shortages could continue to disrupt our ability to obtain key raw materials, adversely affecting our operations. The global industry freight environment has experienced, and could continue to experience, lead time disruptions and high shipping costs, negatively impacting our profitability.

Inflation
We are experiencing, and expect to continue to experience, inflationary pressures due to, among other things, the geopolitical events and macroeconomic factors noted above. Increased inflation rates primarily impact us by increasing our costs, including raw materials, labor, energy, transportation, and other input costs, adversely affecting our profit margins, operating results, and cash flows.

Our Acquisitions of Bayer Animal Health and KindredBio

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

2022 Q3 Form 10-Q | 31

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

Foreign Exchange Rates

Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 90 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. During the nine months ended September 30, 2022 and 2021, approximately 51% of our revenue was denominated in foreign currencies. As we operate in multiple foreign currencies, including the Euro, British pound, Swiss franc, Brazilian real, Australian dollar, Japanese yen, Canadian dollar, Chinese yuan, and other currencies, changes in those currencies relative to the U.S. dollar impact our revenue, cost of sales and expenses, and consequently, net income. These fluctuations may also affect the ability to buy and sell our products between markets impacted by significant exchange rate variances. Currency movements decreased revenue by 5% and 4% during the three and nine months ended September 30, 2022, respectively, compared to the same period in 2021. Currency movements increased revenue by 1% and 2% during the three and nine months ended September 30, 2021, respectively, compared to the same period in 2020.

2022 Q3 Form 10-Q | 32

Results of Operations

The following discussion and analysis of our results of operations should be read along with our condensed consolidated financial statements and the notes thereto.

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Revenue	$1,028	$1,131	(9)%	$3,430	$3,652	(6)%
Costs, expenses and other:
Cost of sales	472	502	(6)%	1,465	1,622	(10)%
% of revenue	46%	44%	2%	43%	44%	(1)%
Research and development	78	94	(17)%	241	277	(13)%
% of revenue	8%	8%	—%	7%	8%	(1)%
Marketing, selling and administrative	298	342	(13)%	961	1,075	(11)%
% of revenue	29%	30%	(1)%	28%	29%	(1)%
Amortization of intangible assets	128	141	(9)%	398	417	(5)%
% of revenue	12%	12%	—%	12%	11%	—%
Asset impairment, restructuring and other special charges	26	111	(77)%	158	518	(69)%
Interest expense, net of capitalized interest	60	60	—%	179	181	(1)%
Other expense, net	8	11	(27)%	17	8	113%
Income (loss) before income taxes	(42)	(130)	68%	11	(446)	102%
% of revenue	(4)%	(11)%	7%	—%	(12)%	12%
Income tax expense (benefit)	7	(26)	127%	34	(71)	148%
Net loss	$(49)	$(104)	53%	$(23)	$(375)	94%
Certain amounts and percentages may reflect rounding adjustments.

Disaggregated Revenue

On a global basis, our revenue by product category for the three months ended September 30, 2022 and 2021 is summarized as follows:

	Revenue		% of Total Revenue		Increase (Decrease)
(Dollars in millions)	2022	2021	2022	2021	$ Change	% Change	CER (1)
Pet Health	$471	$527	46%	47%	$(56)	(11)%	(7)%
Farm Animal	545	583	53%	52%	(38)	(7)%	—%
Subtotal	1,016	1,110	99%	98%	(94)	(8)%	(3)%
Contract Manufacturing (2)	12	21	1%	2%	(9)	(43)%	(36)%
Total	$1,028	$1,131	100%	100%	(103)	(9)%	(4)%
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

2022 Q3 Form 10-Q | 33

On a global basis, the effect of price, foreign exchange rates and volume on changes in revenue for the three months ended September 30, 2022 and 2021 was as follows:

Three months ended September 30, 2022 (Dollars in millions)	Revenue	Price	FX Rate	Volume	Total	CER
Pet Health	$471	4%	(4)%	(11)%	(11)%	(7)%
Farm Animal	545	3%	(7)%	(3)%	(7)%	—%
Subtotal	1,016	3%	(5)%	(6)%	(8)%	(3)%
Contract Manufacturing	12	—%	(6)%	(36)%	(43)%	(36)%
Total	$1,028	3%	(5)%	(7)%	(9)%	(4)%

Three months ended September 30, 2021 (Dollars in millions)	Revenue	Price	FX Rate	Volume (1)	Total	CER
Pet Health	$527	5%	1%	25%	31%	30%
Farm Animal	583	—%	1%	22%	23%	22%
Subtotal	1,110	3%	1%	23%	27%	26%
Contract Manufacturing	21	—%	—%	31%	31%	31%
Total	$1,131	2%	1%	24%	27%	26%
Note: Numbers may not add due to rounding
(1)Impact of 2021 revenue from Bayer Animal Health is reflected in volume.

On a global basis, our revenue by product category for the nine months ended September 30, 2022 and 2021 is summarized as follows:

	Revenue		% of Total Revenue		Increase (Decrease)
(Dollars in millions)	2022	2021	2022	2021	$ Change	% Change	CER
Pet Health	$1,722	$1,857	50%	51%	$(135)	(7)%	(4)%
Farm Animal	1,667	1,728	49%	47%	(61)	(4)%	1%
Subtotal	3,389	3,585	99%	98%	(196)	(5)%	(1)%
Contract Manufacturing	41	67	1%	2%	(26)	(39)%	(34)%
Total	$3,430	$3,652	100%	100%	(222)	(6)%	(2)%
Note: Numbers may not add due to rounding

On a global basis, the effect of price, foreign exchange rates and volume on changes in revenue for the nine months ended September 30, 2022 and 2021 was as follows:

Nine months ended September 30, 2022 (Dollars in millions)	Revenue	Price	FX Rate	Volume	Total	CER
Pet Health	$1,722	2%	(4)%	(6)%	(7)%	(4)%
Farm Animal	1,667	2%	(5)%	(1)%	(4)%	1%
Subtotal	3,389	2%	(4)%	(3)%	(5)%	(1)%
Contract Manufacturing	41	—%	(3)%	(34)%	(39)%	(34)%
Total	$3,430	2%	(4)%	(4)%	(6)%	(2)%

2022 Q3 Form 10-Q | 34

Nine months ended September 30, 2021 (Dollars in millions)	Revenue	Price	FX Rate	Volume (1)	Total	CER
Pet Health	$1,857	4%	2%	110%	116%	114%
Farm Animal	1,728	1%	2%	38%	41%	39%
Subtotal	3,585	2%	2%	68%	72%	70%
Contract Manufacturing	67	—%	—%	31%	31%	31%
Total	$3,652	2%	2%	67%	71%	69%
Note: Numbers may not add due to rounding
(1)Impact of 2021 revenue from Bayer Animal Health is reflected in volume.

Revenue

Pet Health revenue decreased $56 million, or 11%, for the three months ended September 30, 2022, driven by a decrease in volume and an unfavorable impact from foreign exchange rates, partially offset by an increase in price. On a constant currency basis, the decrease of 7% was primarily attributable to lower volumes from the overall deterioration in global macroeconomic conditions, which particularly impacted parasiticide sales in Europe and the U.S. retail channel as well as increased competition related to certain parasiticide products. The impact was partially offset by growth in our global pain portfolio.

Pet Health revenue decreased $135 million, or 7%, for the nine months ended September 30, 2022, driven by a decrease in volume and an unfavorable impact from foreign exchange rates, partially offset by an increase in price. On a constant currency basis, the decrease of 4% was primarily attributable to lower volumes from increased competition related to certain parasiticide products as well as the overall deterioration in global macroeconomic conditions, which particularly impacted parasiticide sales in the U.S. retail channel. The impact was partially offset by growth in our global pain portfolio.

Farm Animal revenue decreased by $38 million, or 7%, for the three months ended September 30, 2022, driven by an unfavorable impact from foreign exchange rates and a decrease in volume, partially offset by an increase in price. On a constant currency basis, revenue was flat due to increased demand for poultry products and strong aqua sales, fully offset by supply constraints related to certain cattle vaccines in the U.S. and a continued decline in demand in the international swine market, particularly in Asia.

Farm Animal revenue decreased by $61 million, or 4%, for the nine months ended September 30, 2022, driven by an unfavorable impact from foreign exchange rates and a decrease in volume, partially offset by an increase in price. On a constant currency basis, growth was driven by increased demand for aqua and poultry products, as well as increased demand for ruminant products internationally, most notably sheep products. These increases were partially offset by a continued decline in swine, particularly driven by market conditions in Asia and to a lesser extent competition in Europe, as well as the impact of generic competition on price for certain cattle brands and the impact of supply chain disruptions.

Cost of Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Cost of sales	$472	$502	(6)%	$1,465	$1,622	(10)%
% of revenue	46%	44%		43%	44%

Cost of sales as a percentage of revenue increased for the three months ended September 30, 2022, primarily due to inflationary impacts on input costs, freight and conversion costs and unfavorable product mix, partially offset by price increases for certain products and improvements in manufacturing productivity.

Cost of sales as a percentage of revenue decreased for the nine months ended September 30, 2022, primarily due to amortization of the fair value adjustment of $64 million recorded from the acquisition of Bayer Animal Health in 2021. Excluding the $64 million fair value adjustment for the nine months ended September 30, 2021, cost of sales as a percentage of revenue would have been approximately 43%.

2022 Q3 Form 10-Q | 35

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Research and development	$78	$94	(17)%	$241	$277	(13)%
% of revenue	8%	8%		7%	8%

R&D expenses decreased $16 million and $36 million for the three and nine months ended September 30, 2022, respectively. R&D expenses were favorably impacted by cost savings realized as a result of 2021 restructuring activities, lower professional services costs due the rationalization of certain R&D projects, and the impact of foreign exchange.

Marketing, Selling and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Marketing, selling and administrative	$298	$342	(13)%	$961	$1,075	(11)%
% of revenue	29%	30%		28%	29%

Marketing, selling and administrative expenses decreased $44 million and $114 million for the three and nine months ended September 30, 2022, respectively, primarily driven by disciplined cost management across the business, cost savings realized as a result of 2021 restructuring activities, changes in our promotional programs which resulted in a decrease in marketing expense, and the impact of foreign exchange, partially offset by increases in legal expenses during the periods.

Amortization of Intangible Assets

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Amortization of intangible assets	$128	$141	(9)%	$398	$417	(5)%

Amortization of intangible assets decreased $13 million and $19 million for the three and nine months ended September 30, 2022, respectively, primarily due to the impact of foreign exchange rates.

Asset Impairment, Restructuring and Other Special Charges

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Asset impairment, restructuring and other special charges	$26	$111	(77)%	$158	$518	(69)%

For additional information regarding our asset impairment, restructuring and other special charges, see Note 6: Asset Impairment, Restructuring and Other Special Charges to the condensed consolidated financial statements.

Asset impairment, restructuring and other special charges decreased $85 million for the three months ended September 30, 2022, primarily due to certain nonrecurring charges recorded during the three months ended September 30, 2021, including a $50 million impairment charge for an IPR&D asset that was subject to product rationalization as a result of observed efficacy results, a $26 million charge to establish a liability for future royalty and milestone payments relating to our canine parvovirus license agreement with KindredBio, and an $8 million charge related to a litigation settlement for a matter that originated prior to our acquisition of Bayer Animal Health.

2022 Q3 Form 10-Q | 36

Asset impairment, restructuring and other special charges decreased $360 million for the nine months ended September 30, 2022, due in part to a $99 million period over period decrease in severance charges and overall acquisition-related expenses. See Note 6: Asset Impairment, Restructuring and Other Special Charges for further discussion. Also contributing to the decrease are certain nonrecurring charges recorded during the nine months ended September 30, 2021, including a $271 million charge to write down assets at our Shawnee and Speke manufacturing sites that were classified as held for sale to an amount equal to fair value less costs to sell, a $50 million impairment charge for an IPR&D asset that was subject to product rationalization as a result of observed efficacy results, and a $26 million charge to establish a liability for future royalty and milestone payments relating to our canine parvovirus license agreement with KindredBio, and an $8 million charge related to a litigation settlement for a matter that originated prior to our acquisition of Bayer Animal Health. These decreases were partially offset by $26 million of nonrecurring pension curtailment gains recorded during the nine months ended September 30, 2021 as well as a $28 million asset write-down charge recorded upon the final sale of our Speke manufacturing site and a one-time charge of $59 million related to the expensing of an IPR&D asset licensed from BexCaFe during the nine months ended September 30, 2022. See Note 5: Acquisitions, Divestitures and Other Arrangements for further discussion.

Interest Expense, Net of Capitalized Interest

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Interest expense, net of capitalized interest	$60	$60	—%	$179	$181	(1)%

Interest expense, net of capitalized interest was flat for the three months ended September 30, 2022. The impact of refinancing at lower interest rates was fully offset by a $2 million debt extinguishment loss recorded upon the retirement of a portion of the aggregate principal on our Term Loan B during the period and higher interest on variable-rate debt due to increases in rates.

Interest expense, net of capitalized interest decreased $2 million for the nine months ended September 30, 2022, primarily due to the favorable impact of refinancing at lower interest rates, partially offset by $19 million in debt extinguishment losses recorded upon the retirement of a portion of the aggregate principal on our 4.272% Senior Notes due August 28, 2023 and our Term Loan B during the period, and higher interest on variable-rate debt due to increases in rates.

Other Expense, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Other expense, net	$8	$11	(27)%	$17	$8	113%

Other expense recorded during the three months ended September 30, 2022 primarily consisted of foreign exchange losses and mark-to-market adjustments on equity investments, partially offset by up-front payments received in relation to license and asset assignment agreements, as well as certain components of net periodic benefit cost. See Note 14: Retirement Benefits to the condensed consolidated financial statements for further discussion related to net periodic benefit cost (income) recorded during the period. Other expense recorded during the three months ended September 30, 2021 primarily consisted of mark-to-market adjustments on equity investments and foreign exchange losses, partially offset by certain components of net periodic benefit income.

Other expense recorded during the nine months ended September 30, 2022 primarily consisted of foreign exchange losses and mark-to-market adjustments on equity investments, partially offset by up-front payments received in relation to license and asset assignment agreements, the gain recognized on the disposal of our microbiome R&D platform, as well as certain components of net periodic benefit cost. See Note 14: Retirement Benefits to the condensed consolidated financial statements for further discussion related to net periodic benefit cost (income) recorded during the period. Other expense recorded during the nine months ended September 30, 2021 primarily consisted of mark-to-market adjustments on equity investments, losses recorded in relation to divestitures, and foreign exchange losses, partially offset by certain components of net periodic benefit income, an up-front payment received in relation to an asset assignment agreement, and up-front payments received, milestones earned, and equity issued to us in relation to a license agreement.

2022 Q3 Form 10-Q | 37

Income Tax Expense (Benefit)

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Income tax expense (benefit)	$7	$(26)	(127)%	$34	$(71)	(148)%
Effective tax rate	(17.1)%	20.0%		315.6%	15.9%

Income tax expense increased for the three and nine months ended September 30, 2022, primarily due to changes in earnings mix which caused the U.S. federal and state jurisdictions to generate losses, which are subject to valuation allowances. The effective tax rate decreased for the three months ended September 30, 2022 driven by adjustments in jurisdictional earnings mix resulting in taxable earnings outside of the U.S. and taxable losses in the U.S. The effective tax rate for the nine months ended September 30, 2022 increased due to adjustments in jurisdictional earnings mix resulting in taxable earnings outside of the U.S. and taxable losses in the U.S., partially offset by the income tax benefit due to the termination of interest rate swaps during the period and net foreign currency gains, which are nontaxable in certain tax jurisdictions outside of the U.S. See Note 11: Income Taxes to the condensed consolidated financial statements.

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

Our ability to meet future funding requirements may be impacted by macroeconomic, business and financial volatility. As markets change, we will continue to monitor our liquidity position. However, a challenging economic environment or an economic downturn may impact our liquidity or ability to obtain future financing. See "Item 1A. Risk Factors - We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful" in Part I of our 2021 Form 10-K.

2022 Q3 Form 10-Q | 38

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented:

(Dollars in millions)	Nine Months Ended September 30,
Net cash provided by (used for):	2022	2021	$ Change
Operating activities	$439	$260	$179
Investing activities	(103)	(456)	353
Financing activities	(465)	166	(631)
Effect of exchange-rate changes on cash and cash equivalents	(49)	(23)	(26)
Net decrease in cash and cash equivalents	$(178)	$(53)	$(125)

Operating activities

Cash provided by operating activities increased $179 million to $439 million for the nine months ended September 30, 2022 from $260 million for the nine months ended September 30, 2021, primarily due to an increase in net income after adjusting for non-cash items as well as proceeds of $207 million from interest rate swap settlements. These increases were partially offset by changes in operating assets and liabilities, net of acquisitions as compared to the prior year. In the past, we have extended our payment terms for distributors on occasion. Although we presently have no plans to do so in the future, it is possible that we will need to extend payment terms in certain situations as a result of the COVID-19 global health pandemic, competitive pressures, macroeconomic factors and the need for certain inventory levels at our channel distributors to avoid supply disruptions. If so, such extensions of customer payment terms could result in additional uses of our cash flow.

Investing activities

Our cash used for investing activities was $103 million for the nine months ended September 30, 2022 as compared to $456 million for the nine months ended September 30, 2021. The decrease was primarily driven by cash paid for the acquisition of KindredBio during the nine months ended September 30, 2021, as well as a year over year decrease in cash paid for purchases of intangible assets. These decreases were partially offset by a year over year increase in cash used for purchases of software and property and equipment.

Financing activities

Our cash used for financing activities was $465 million for the nine months ended September 30, 2022 as compared to cash provided by financing activities of $166 million for the nine months ended September 30, 2021. Cash used for financing activities during the nine months ended September 30, 2022 primarily reflected the tender offer completed during the period as well as net repayments on our revolving credit facility and the repayment of indebtedness outstanding under our term loan B credit facility, partially offset by proceeds from our newly issued incremental term facilities. Cash provided by financing activities during the nine months ended September 30, 2021 primarily reflected proceeds from our borrowings under our debt financing arrangement with Farm Credit Mid-America, PCA, and net proceeds from our revolving credit facility, partially offset by the repayment of indebtedness outstanding under our Senior Notes.

Description of Indebtedness

For a complete description of our existing debt and available credit facilities as of September 30, 2022 and December 31, 2021, see Note 9: Debt within Item 8, “Financial Statements and Supplementary Data,” of Part II of our 2021 Form 10-K. New developments are discussed in Note 9: Debt of this Form 10-Q.

2022 Q3 Form 10-Q | 39

Contractual Obligations

Our contractual obligations and commitments as of September 30, 2022 are primarily comprised of long-term debt obligations, operating leases, and purchase obligations. Our long-term debt obligations are comprised of our expected principal and interest obligations and our interest rate swaps. Purchase obligations consist of open purchase orders as of September 30, 2022 and contractual payment obligations with significant vendors which are noncancelable and are not contingent. These obligations are primarily short-term in nature.

As of September 30, 2022, we also have an additional lease commitment that has not yet commenced for our new corporate headquarters in Indianapolis, Indiana. Total minimum lease payments are estimated to be approximately $378 million over a term of 25 years, excluding extensions. Final lease payments may vary depending on the actual cost of certain construction activities. Lease commencement is expected in 2025.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Certain of our accounting policies are considered critical because these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments by us, often requiring the use of estimates about the effects of matters that are inherently uncertain. Actual results that differ from our estimates could have an unfavorable effect on our financial position and results of operations. We apply estimation methodologies consistently from year to year. Such policies are summarized in Item 7, "Management's Discussion & Analysis of Results of Financial Condition and Results of Operations," of our 2021 Form 10-K. There have been no significant changes or developments in the application of our critical accounting policies during the nine months ended September 30, 2022, except as it relates to below:

Goodwill Impairment Testing

We evaluate goodwill for impairment on an annual basis and when certain qualitative impairment indicators are present that would more likely than not reduce the fair value of our single reporting unit below its carrying amount.
In the third quarter of 2022, a significant change in our market capitalization relative to our book value, among other factors, triggered a goodwill impairment review. Based on our qualitative assessment, we concluded that it was more likely than not that the fair value of our single reporting unit was less than its carrying value, and therefore, we were required to perform a quantitative goodwill impairment test, which involved comparing the estimated fair value of our single reporting unit with its carrying value, including goodwill. We estimate fair value of our single reporting unit using a combination of the income and market approach.

Significant management judgment is required in estimating our reporting unit’s fair value and in the creation of forecasts of future operating results that are used in the discounted cash flow method of valuation. These include, but are not limited to, estimates and assumptions regarding (1) our future cash flows, revenue, and other profitability measures, (2) the long-term growth rate of our business, and (3) the determination of our weighted-average cost of capital, which is a factor in determining the discount rate. We make these judgments based on our historical experience, relevant market size, historical pricing of similar products, and expected industry trends. These assumptions are subject to change in future periods because of, among other things, additional information, financial information based on further historical experience, changes in competition, our investment decisions, volatility in foreign currency exchange rates, results of research and development, and changes in macroeconomic conditions, including rising interest rates and inflation. A change in these assumptions or the use of alternative estimates and assumptions could have a significant impact on the estimated fair value and may expose us to goodwill impairment losses.

As a result of our quantitative assessment, we estimated that the fair value of our single reporting unit exceeded the carrying amount by more than 20% as of September 30, 2022 and, therefore, no impairment existed with respect to our goodwill. However, our reporting unit remains at risk for future goodwill impairment as it is reasonably possible that changes in any of the factors identified above could have a material impact on one or more of the estimates and assumptions used to evaluate goodwill for impairment.

2022 Q3 Form 10-Q | 40

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

We estimate that a hypothetical 10% adverse movement in all foreign currency exchange rates related to the translation of the results of our foreign operations would decrease our net income by approximately $14 million for the nine months ended September 30, 2022.

We generally identify hyperinflationary markets as those markets whose cumulative inflation rate over a three-year period exceeds 100%. We have concluded that our Argentina subsidiary is operating in a hyperinflationary market. As a result, beginning in the second quarter of 2018, the functional currency of our Argentina subsidiary changed from the local currency to the U.S. dollar. During the nine months ended September 30, 2022, revenue in Argentina represented less than 1% of our consolidated revenue. Assets held in Argentina as of September 30, 2022 represented less than 1% of our consolidated assets.

During the first quarter of 2022, Turkey’s three-year cumulative inflation rate exceeded 100%, and we concluded that Turkey became a hyperinflationary economy for accounting purposes. As of April 1, 2022, we applied hyperinflationary accounting for our subsidiary in Turkey and changed its functional currency from the Turkish lira to the U.S. dollar. During the nine months ended September 30, 2022, revenue in Turkey represented less than 1% of our consolidated revenue. Assets held in Turkey as of September 30, 2022 represented less than 1% of our consolidated assets.

While the hyperinflationary conditions did not have a material impact on our business during the nine months ended September 30, 2022, in the future, we may incur larger currency devaluations, which could have a material adverse impact on our results of operations.

Interest Risk

Our variable-rate debt is exposed to interest rate fluctuations based on LIBOR and Term SOFR. As of September 30, 2022, we held certain interest rate swap agreements with a notional value of $3,050 million that have the economic effect of modifying our variable interest such that a portion of the variable-rate interest payable becomes fixed. As of September 30, 2022, $4,158 million and $1,811 million of our total long-term debt, including the current portion, is fixed-rate debt (including variable-rate converted to fixed-rate through the use of interest rate swaps) and unhedged variable-rate debt, respectively. During the nine months ended September 30, 2022, we recorded a gain of $179 million, net of taxes on these interest rate swaps in other comprehensive income (loss). See Note 10: Financial Instruments and Fair Value to the condensed consolidated financial statements for further information.

2022 Q3 Form 10-Q | 41

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

Our management, with the participation of Jeffrey N. Simmons, president and chief executive officer, and Todd S. Young, executive vice president and chief financial officer, evaluated our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective.

(b)Changes in Internal Controls. During the third quarter of 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

2022 Q3 Form 10-Q | 42

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 12: Commitments and Contingencies to the condensed consolidated financial statements for a summary of our legal proceedings, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our risk factors are documented in Item 1A of Part I of our 2021 Form 10-K, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the 2021 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(none)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(none)

ITEM 4. MINE SAFETY DISCLOSURES

(none)

ITEM 5. OTHER INFORMATION

(none)

2022 Q3 Form 10-Q | 43

ITEM 6. EXHIBITS

The following exhibits are either filed or furnished herewith (as applicable) or, if so indicated, incorporated by reference to the documents indicated in parentheses, which have previously been filed or furnished with the Securities and Exchange Commission.

Exhibit Number	Description
3.1
Amended and Restated Articles of Incorporation of Elanco Animal Health Incorporated, effective May 18, 2022 (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q filed with the SEC on August 8, 2022).

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

2022 Q3 Form 10-Q | 44

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELANCO ANIMAL HEALTH INCORPORATED
(Registrant)

Date:	November 8, 2022	/s/ Jeffrey N. Simmons
Jeffrey N. Simmons
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2022	/s/ Todd S. Young
Todd S. Young
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

2022 Q3 Form 10-Q | 45