Form 10-Q
period 2023-03-31
Elanco Animal Health Inc
filed 2023-05-09
CIK 1739104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
Yes ☐ No ☒
The number of shares of common stock outstanding as of May 4, 2023 was 492,550,481.

ELANCO ANIMAL HEALTH INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2023

2023 Q1 Form 10-Q | 1

FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Quarterly Report on Form 10-Q (Form 10-Q) includes forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, without limitation, statements concerning the impact on Elanco Animal Health Incorporated and its subsidiaries (collectively, Elanco, the Company, we, us or our) caused by the integration of business acquisitions, expected synergies and cost savings, product launches, global macroeconomic conditions, expectations relating to liquidity and sources of capital, our expected compliance with debt covenants, cost savings, expenses and reserves relating to restructuring actions, our industry and our operations, performance and financial condition, and including, in particular, statements relating to our business, growth strategies, distribution strategies, product development efforts and future expenses.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important risk factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions, including but not limited to the following:
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
•risks related to currency exchange rate fluctuations;
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

2023 Q1 Form 10-Q | 2

•the impact of litigation, regulatory investigations and other legal matters, including the risk to our reputation and the risk that our insurance policies may be insufficient to protect us from the impact of such matters;
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
•adverse effects of labor disputes, strikes, work stoppages and the loss of key personnel or highly skilled employees;
•risks related to underfunded pension plan liabilities;
•our ability to complete acquisitions and successfully integrate the businesses we acquire, including Kindred Biosciences, Inc. (KindredBio) and the animal health business of Bayer Aktiengesellschaft (Bayer Animal Health) and specifically the impact of the integration of ERP systems in April 2023 and related sales order processing blackout periods and their impact on revenue in the second quarter of 2023;
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
See Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the United States (U.S.) Securities and Exchange Commission (SEC) (2022 Form 10-K), and Part II of this Form 10-Q, for a further description of these and other factors. Although we have attempted to identify important risk factors, there may be other risk factors not presently known to us or that we presently believe are not material that could cause actual results and developments to differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report. If any of these risks materialize, or if any of the above assumptions underlying forward-looking statements prove incorrect, actual results and developments may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report. We caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this quarterly report. Any forward-looking statement made by us in this quarterly report speaks only as of the date hereof. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or to revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

2023 Q1 Form 10-Q | 3

PART I

ITEM 1. FINANCIAL STATEMENTS

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except per-share data)

	Three Months Ended March 31,
	2023	2022
Revenue	$1,257	$1,226
Costs, expenses and other:
Cost of sales	494	509
Research and development	81	81
Marketing, selling and administrative	327	323
Amortization of intangible assets	134	137
Asset impairment, restructuring and other special charges	40	40
Interest expense, net of capitalized interest	64	52
Other expense, net	9	9
	1,149	1,151
Income before income taxes	108	75
Income tax expense	5	24
Net income	$103	$51

Earnings per share:
Basic	$0.21	$0.10
Diluted	$0.21	$0.10
Weighted average shares outstanding:
Basic	491.1	488.0
Diluted	492.8	492.2
See notes to condensed consolidated financial statements.

2023 Q1 Form 10-Q | 4

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three Months Ended March 31,
	2023	2022
Net income	$103	$51
Other comprehensive income (loss):
Cash flow hedges, net of taxes	(48)	109
Foreign currency translation	130	(85)
Defined benefit pension and retiree health benefit plans, net of taxes	—	(1)
Other comprehensive income, net of taxes	82	23
Comprehensive income	$185	$74
See notes to condensed consolidated financial statements.

2023 Q1 Form 10-Q | 5

Elanco Animal Health Incorporated
Condensed Consolidated Balance Sheets
(in millions, except share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$318	$345
Accounts receivable, net of allowances of $15 (2023) and $13 (2022)	1,051	797
Other receivables	213	205
Inventories	1,596	1,538
Prepaid expenses and other	370	394
Total current assets	3,548	3,279
Noncurrent Assets
Goodwill	6,061	5,993
Other intangibles, net	4,791	4,842
Other noncurrent assets	369	378
Property and equipment, net of accumulated depreciation of $744 (2023) and $723 (2022)	1,000	999
Total assets	$15,769	$15,491
Liabilities and Equity
Current Liabilities
Accounts payable	$381	$390
Employee compensation	110	146
Sales rebates and discounts	329	324
Current portion of long-term debt	381	388
Other current liabilities	377	454
Total current liabilities	1,578	1,702
Noncurrent Liabilities
Long-term debt	5,639	5,448
Accrued retirement benefits	164	161
Deferred taxes	663	662
Other noncurrent liabilities	245	229
Total liabilities	8,289	8,202
Commitments and Contingencies
Equity
Preferred stock, no par value, 1,000,000,000 shares authorized; none issued	—	—
Common stock, no par value, 5,000,000,000 shares authorized, 492,418,216 and 474,237,738 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	8,744	8,738
Accumulated deficit	(954)	(1,057)
Accumulated other comprehensive loss	(310)	(392)
Total equity	7,480	7,289
Total liabilities and equity	$15,769	$15,491
See notes to condensed consolidated financial statements.

2023 Q1 Form 10-Q | 6

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Equity (Unaudited)
(Dollars and shares in millions)

	Common Stock				Accumulated Other Comprehensive Loss
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Cash Flow Hedge	Foreign Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Total	Total Equity
December 31, 2021	473.1	$—	$8,696	$(979)	$25	$(253)	$19	$(209)	$7,508
Net income	—	—	—	51	—	—	—	—	51
Other comprehensive income (loss), net of tax	—	—	—	—	109	(85)	(1)	23	23
Stock-based compensation	—	—	14	—	—	—	—	—	14
Issuance of stock under employee stock plans, net	1.0	—	(11)	—	—	—	—	—	(11)
March 31, 2022	474.1	$—	$8,699	$(928)	$134	$(338)	$18	$(186)	$7,585

December 31, 2022	474.2	$—	$8,738	$(1,057)	$182	$(672)	$98	$(392)	$7,289
Net income	—	—	—	103	—	—	—	—	103
Other comprehensive income (loss), net of tax	—	—	—	—	(48)	130	—	82	82
Stock-based compensation	—	—	11	—	—	—	—	—	11
Issuance of stock under employee stock plans, net	0.9	—	(6)	—	—	—	—	—	(6)
Issuance of stock under employee stock purchase plan, net	0.1	—	1	—	—	—	—	—	1
Conversion of tangible equity units (TEUs) into common stock	17.2	—	—	—	—	—	—	—	—
March 31, 2023	492.4	$—	$8,744	$(954)	$134	$(542)	$98	$(310)	$7,480

See notes to condensed consolidated financial statements.

2023 Q1 Form 10-Q | 7

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net income	$103	$51
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	173	176
Deferred income taxes	2	(7)
Stock-based compensation expense	12	14
Asset impairment and write-down charges	—	22
Loss on sale of assets	1	1
Inventory fair value step-up amortization	1	—
Changes in operating assets and liabilities, net of acquisitions	(439)	(332)
Other non-cash operating activities, net	2	13
Net Cash Used for Operating Activities	(145)	(62)
Cash Flows from Investing Activities
Net purchases of property and equipment	(20)	(19)
Cash paid for acquisitions	(16)	—
Purchases of intangible assets	(14)	—
Purchases of software	(4)	(7)
Other investing activities, net	(1)	(3)
Net Cash Used for Investing Activities	(55)	(29)
Cash Flows from Financing Activities
Proceeds from revolving credit facility	200	63
Repayments of long-term borrowings	(19)	(89)
Repayments of revolving credit facility	—	(163)
Other financing activities, net	(7)	(11)
Net Cash Provided by (Used for) Financing Activities	174	(200)
Effect of exchange rate changes on cash and cash equivalents	(1)	(5)
Net decrease in cash and cash equivalents	(27)	(296)
Cash and cash equivalents at January 1	345	638
Cash and cash equivalents at March 31	$318	$342

See notes to condensed consolidated financial statements.

2023 Q1 Form 10-Q | 8

Elanco Animal Health Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Tables present dollars and shares in millions, except per-share and per-unit data)

Note 1. Background

Elanco is a global animal health company that innovates, develops, manufactures and markets products for pets and farm animals. We offer a portfolio of approximately 200 brands to pet owners, veterinarians and farm animal producers in more than 90 countries. Our products are generally sold worldwide directly to wholesalers, distributors and independent retailers. Certain products are also sold directly to farm animal producers and veterinarians. We have a diversified business of products across species consisting of: dogs and cats (collectively, pet health) and cattle, poultry, swine and aqua (collectively, farm animal).

Elanco was incorporated in Indiana on September 18, 2018, and prior to that was a business unit of Eli Lilly and Company (Lilly).

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the SEC requirements for interim reporting. As permitted under those rules, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. (GAAP) have been condensed or omitted. The information included in this Form 10-Q should be read in conjunction with our consolidated financial statements and accompanying notes for the year ended December 31, 2022 included in our 2022 Form 10-K. In addition, results for interim periods should not be considered indicative of results for any other interim period or for the full year ending December 31, 2023 or any other future period.

In our opinion, the financial statements reflect all adjustments (including those that are normal and recurring) that are necessary for fair presentation of the results of operations for the periods shown. In preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates. Certain reclassifications of prior year information have been made to conform to the current year's presentation.

The significant accounting policies set forth in Note 4 to the consolidated financial statements in our 2022 Form 10-K appropriately represent, in all material respects, the current status of our accounting policies.

Revision of Previously Issued Consolidated Financial Statements

In connection with the preparation of our financial statements as of and for the year ended December 31, 2022, a cumulative error was identified and corrected relating to the valuation allowance for taxes for a Southeast Asia affiliate. While immaterial to prior years, correcting this cumulative error in 2022 would have caused the 2022 financial statements to be materially misstated. In conjunction with making these corrections, we made other adjustments to the prior years to revise uncorrected errors. The appropriate revisions to our historical condensed consolidated financial statements and the notes thereto are reflected herein. Further information is included in Note 2 and Note 21 to the consolidated financial statements in our 2022 Form 10-K.

2023 Q1 Form 10-Q | 9

Note 3. Implementation of New Financial Accounting Pronouncements

The following table provides a brief description of an accounting standard that was recently adopted:

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
Effective April 1, 2023, and in accordance with the provisions outlined in our underlying credit agreements, we have transitioned the reference rate used in our credit facilities from the London Interbank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (Term SOFR). The change did not have a material impact on our condensed consolidated financial statements.

Note 4. Revenue

Our sales rebates and discounts are based on specific agreements. The most significant of our sales rebate and discount programs in terms of accrual and payment amounts, percentage of our products that are sold via these programs and level of judgment required in estimating the appropriate transaction price, relate to our programs in the U.S., France and the United Kingdom (U.K.). As of March 31, 2023 and 2022, the aggregate liability for sales rebates and discounts for these countries represented approximately 76% and 74%, respectively, of our total liability.

The following table summarizes the activity in our global sales rebates and discounts liability:

	Three Months Ended March 31,
	2023	2022
Beginning balance	$324	$319
Reduction of revenue	209	219
Payments	(204)	(241)
Ending balance	$329	$297

Adjustments to revenue recognized as a result of changes in estimates for the judgments described above during the three months ended March 31, 2023 and 2022 for product shipped in previous periods were not material.

Actual global product returns were less than 1% of net revenue for the three months ended March 31, 2023 and 2022.

2023 Q1 Form 10-Q | 10

Disaggregation of Revenue

The following table summarizes our revenue disaggregated by product category:

	Three Months Ended March 31,
	2023	2022
Pet Health	$675	$640
Farm Animal:
Cattle	248	247
Poultry	183	180
Swine	102	99
Aqua	40	43
Total Farm Animal	573	569
Contract Manufacturing (1)	9	17
Revenue	$1,257	$1,226
(1)Represents revenue from arrangements in which we manufacture products on behalf of a third party.

Note 5. Acquisitions, Divestitures and Other Arrangements

NutriQuest U.S. Acquisition

On January 3, 2023, we acquired certain U.S. marketed products, pipeline products, inventory and an assembled workforce from NutriQuest, LLC (NutriQuest). NutriQuest is a provider of swine, poultry and cattle nutritional health products to animal producers. The acquisition allows us to expand our existing nutritional health offerings and furthers our efforts to explore innovative antibiotic alternatives.

The composition of the purchase price is as follows:

Up-front cash consideration	$16
Deferred cash consideration due January 4, 2024	5
Fair value of contingent consideration	35
Total purchase consideration	$56

Contingent consideration includes up to $85 million of cash consideration payable if specific development, sales and geographic expansion milestones are achieved. We recorded a $35 million liability on the condensed consolidated balance sheet as of the acquisition date based on the fair value of the contingent consideration. See Note 10: Financial Instruments and Fair Value for further information.

The transaction was accounted for as a business combination under the acquisition method of accounting. The acquisition method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The determination of estimated fair value requires management to make significant estimates and assumptions. The excess of the purchase price over the fair value of the acquired assets has been recorded as goodwill. The results of operations of the acquisition are included in our condensed consolidated financial statements from the date of acquisition.

Revenue and income from NutriQuest included in our condensed consolidated statements of operations for the three months ended March 31, 2023 were immaterial.

2023 Q1 Form 10-Q | 11

The following table summarizes the preliminary amounts recognized for assets acquired as of the acquisition date:

Estimated Fair Value at January 3, 2023
Inventory	$3
Intangible assets:
Marketed products	28
Acquired in-process research and development (IPR&D)	9
Other intangible assets	15
Total identifiable assets	55
Goodwill (1)	1
Total consideration transferred	$56
(1)The goodwill recognized from this acquisition is primarily attributable to NutriQuest's assembled workforce and expected synergies. The goodwill associated with this acquisition is deductible for tax purposes.

Other intangible assets consist of customer relationships and trade names. The acquired definite-lived intangible assets are being amortized over a weighted-average estimated useful life of approximately 12 years on a straight-line basis. The estimated fair values of identifiable intangible assets were determined using the income approach, which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for each asset or product (including revenues, cost of sales, R&D expenses, marketing, selling and administrative expenses and contributory asset charges), the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, the potential regulatory and commercial success risk and competitive trends impacting the asset and each cash flow stream, as well as other factors.

The accounting for this acquisition has not been finalized as of March 31, 2023. The purchase price allocation is preliminary and subject to change, including the valuation of the contingent consideration and intangible assets. The final determination of these amounts will be completed as soon as possible but no later than one year from the acquisition date.

Pending Acquisition

NutriQuest Brazil

On January 22, 2023, we entered into an asset purchase agreement to acquire inventory and distribution rights for certain marketed products and certain other assets of NutriQuest Nutricao Animal Ltda (NutriQuest Brazil). Pursuant to the terms and conditions set forth in the asset purchase agreement, total consideration is $24 million to be paid in two installments, subject to certain post-closing adjustments. The transaction is expected to close within the next six months. We anticipate that this transaction will be accounted for as a business combination under the acquisition method of accounting.

2023 Q1 Form 10-Q | 12

Divestitures

Microbiome R&D platform carve-out

In April 2022, we signed an agreement to transfer assets associated with our microbiome R&D platform to a newly created, independent biopharmaceutical company, BiomEdit, focused on developing solutions for animal and human health. As part of the agreement, we retained a non-voting, minority stake in the company. In addition, we entered into transitional services agreements with the company for certain services. Assets transferred included intellectual property and laboratory equipment. The book values of those assets were not material. We recorded a gain on disposal of the assets of approximately $3 million during the year ended December 31, 2022. We determined that the disposal of the related net assets does not qualify for reporting as a discontinued operation because it does not represent a strategic shift that has or will have a major effect on our operations and financial results. During the three months ended March 31, 2023, we recorded an immaterial gain in other expense, net in our condensed consolidated statements of operations in connection with the sale of additional equity by BiomEdit.

Shawnee and Speke

During 2021, as part of our strategy to optimize our manufacturing footprint, we announced an agreement with TriRx Pharmaceuticals (TriRx) to sell our manufacturing sites in Shawnee, Kansas (Shawnee) and Speke, U.K. (Speke), including the transfer of approximately 600 employees. In connection with these arrangements, we also entered into long-term manufacturing and supply agreements, under which TriRx began manufacturing existing Elanco products at both sites upon the closing of the transactions. On August 1, 2021 and February 1, 2022, we completed the sales of our Shawnee and Speke sites, respectively. Upon closing the sale of the Speke site, we recorded a contract asset of $55 million for the favorable supply agreement, which is included in prepaid expenses and other and other noncurrent assets on our condensed consolidated balance sheets. Our fair value assessment for the favorable supply agreement was estimated using a combined income and market approach which incorporated Level 3 inputs. The divestitures did not represent a strategic shift that has or will have a major effect on our operations and financial results, and therefore do not qualify for reporting as discontinued operations. See Note 6: Asset Impairment, Restructuring and Other Special Charges for further information.

Based on the terms of the agreements, we expect to receive aggregate gross cash proceeds of $78 million from the sales of Shawnee and Speke over a period of three years which began in the second half of 2022. Through March 31, 2023, we have received cash proceeds totaling $13 million. In May 2023, we entered into amendments to the agreements which effectively restructured the payment schedule related to the remaining amount owed. Under the terms of the amendments, we expect to receive the remaining cash proceeds upon the earlier of the date on which certain conditions are met or in equal installments over a twelve-month period beginning January 31, 2024. At this time, we believe amounts owed by TriRx are collectible and we will continue to assess collectibility. Further, we have rights to certain collateral in the event of a default and we continue to monitor the value of this collateral.

BexCaFe Arrangement

In June 2022, we signed a license agreement with BexCaFe, LLC (BexCaFe) for the development and commercialization of products related to Bexacat, an oral treatment intended to reduce glucose levels in diabetic cats. BexCaFe held the rights to the compound through a license agreement with similar terms and conditions. We will incur all development and regulatory costs associated with the products. Based on the guidance in Accounting Standards Codification (ASC) 810, Consolidation, we determined that BexCaFe represents a variable interest entity and that we are the primary beneficiary of BexCaFe because the terms of the license give us the power to direct the activities that most significantly impact the entity’s economic performance. As a result, we consolidated BexCaFe, a development-stage company with no employees that did not meet the definition of a business, as of the date we signed the license agreement. Upon initial consolidation of BexCaFe, we measured an IPR&D asset at its fair value of $59 million and recorded liabilities totaling $59 million, which included contingent consideration of $49 million based on the fair value of estimated future milestone payments and sales royalties owed under the license agreement. The initial fair value of the contingent payments was calculated based on an income approach, with payments adjusted for probability of success and then discounted to a present value. There is no minimum payout due on the contingent consideration and the maximum payout related to sales royalties is unlimited. Since BexCaFe did not meet the definition of a business, no goodwill was recorded and immediately after initial consolidation, we expensed the IPR&D asset because we concluded that it did not have an alternative future use.

2023 Q1 Form 10-Q | 13

During the three months ended March 31, 2023, we paid $13 million to BexCaFe in connection with development/regulatory milestones achieved upon U.S. FDA approval of the original new animal drug application for Bexacat in December 2022. Remaining contingent consideration liabilities of $36 million are included in other current liabilities and other noncurrent liabilities on our condensed consolidated balance sheet as of March 31, 2023.

Subsequent to the effective date of the license agreement, our consolidated financial statements include the assets, liabilities, operating results and cash flows of BexCaFe. Based on the guidance in ASC 810, income and expense between us and BexCaFe have been eliminated against the income or expense included in the financial statements of BexCaFe. The resulting amounts after the effect of these eliminations were included in our condensed consolidated financial statements for the three months ended March 31, 2023 and were not material.

Note 6. Asset Impairment, Restructuring and Other Special Charges

In recent years, we have incurred substantial costs associated with restructuring programs and cost-reduction initiatives designed to achieve a flexible and competitive cost structure. As discussed further below, restructuring activities primarily include charges associated with facility rationalization and workforce reductions. In connection with our recent acquisitions, including the acquisition of Bayer Animal Health, we have also incurred costs associated with executing transactions and integrating acquired operations, which may include expenditures for banking, legal, accounting and other similar services. In addition, we have incurred costs to stand up our organization as an independent company. All operating functions can be impacted by these actions; therefore, non-cash expenses associated with our tangible and intangible assets can be incurred as a result of revised fair value projections and/or determinations to no longer utilize certain assets in the business on an ongoing basis.

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
Components of asset impairment, restructuring and other special charges are as follows:

	Three Months Ended March 31,
	2023	2022
Restructuring charges (credits):
Severance and other costs (1)	$—	$(7)
Facility exit costs	—	1

Acquisition related charges:
Transaction and integration costs (2)	40	24

Non-cash and other items:
Asset write-down (3)	—	22

Total expense	$40	$40
(1)2022 credits primarily relate to adjustments resulting from the reversal of severance accruals associated with 2021 restructuring programs resulting from final negotiations and certain restructured employees filling open positions.
(2)Transaction costs represent external costs directly related to acquiring businesses and primarily include expenditures for banking, legal, accounting and other similar services. Integration costs represent internal and external incremental costs directly related to integrating acquired businesses, including the acquisition of Bayer Animal Health (e.g., expenditures for consulting, system and process integration and product transfers), as well as independent company stand-up costs related to the implementation of new systems, programs and processes.
(3)2022 includes the finalization of the write-down charge upon the final sale of the Speke site. See Note 5: Acquisitions, Divestitures and Other Arrangements for further discussion.

2023 Q1 Form 10-Q | 14

The following table summarizes the activity in our reserves established in connection with restructuring activities:

Severance
Balance at December 31, 2021	$126
Reserve adjustments	(7)
Cash paid	(42)
Foreign currency translation adjustments	(1)
Balance at March 31, 2022	$76

Balance at December 31, 2022	$36
Cash paid	(24)
Foreign currency translation adjustments	—
Balance at March 31, 2023	$12
These reserves relate to certain restructuring programs initiated in 2021 and are included in other current and noncurrent liabilities on our condensed consolidated balance sheets based on the timing of when the obligations are expected to be paid, which can vary due to certain country negotiations and regulations. As of March 31, 2023, we expect to pay approximately $7 million over the next 12 months. We believe that the reserves are adequate.

Note 7. Inventories

We state all inventories at the lower of cost or net realizable value. We use the last-in, first-out (LIFO) method for a portion of our inventories located in the continental U.S. Other inventories are valued by the first-in, first-out (FIFO) method or the weighted average cost method.

Inventories consisted of the following:

	March 31, 2023	December 31, 2022
Finished products	$749	$725
Work in process	605	605
Raw materials and supplies	299	266
Total	1,653	1,596
Decrease to LIFO cost	(57)	(58)
Inventories	$1,596	$1,538

Note 8. Equity

Tangible Equity Unit (TEU) Offering

In January 2020, we issued 11 million in TEUs at the stated amount of $50 per unit. Total proceeds, net of issuance costs, were $528 million. The gross proceeds and deferred finance costs from the issuance of the TEUs were allocated 86% to equity (prepaid stock purchase contracts) and 14% to debt (TEU amortizing notes) based on the relative fair value of the respective components of each TEU. See Note 9: Debt for additional information on the TEU amortizing notes.

The TEU prepaid stock purchase contracts were converted into shares of our common stock on February 1, 2023. Holders of our TEUs received 1.5625 shares of our common stock based on the maximum settlement rate for the applicable market value being below $32.00. In total, we issued approximately 17 million shares to holders in connection with the settlement.

2023 Q1 Form 10-Q | 15

Note 9. Debt

Long-term debt consisted of the following:

	March 31, 2023	December 31, 2022
Incremental Term Facility due 2025	$175	$175
Incremental Term Facility due 2028	492	494
Incremental Term Facility due 2029	249	249
Term Loan B due 2027	3,870	3,881
Revolving Credit Facility (1)	200	—
4.272% Senior Notes due 2023	344	344
4.900% Senior Notes due 2028	750	750
TEU Amortizing Notes due 2023 (2)	—	7
Unamortized debt issuance costs	(60)	(64)
	6,020	5,836
Less current portion of long-term debt	381	388
Total long-term debt	$5,639	$5,448
(1)During the three months ended March 31, 2023, we drew on our revolving credit facility to fund working capital needs.
(2)The TEU amortizing notes matured on February 1, 2023.
We were in compliance with all of our debt covenants as of March 31, 2023.

Note 10. Financial Instruments and Fair Value

Financial instruments that are potentially subject to credit risk consist principally of trade receivables. We evaluate the creditworthiness of our customers on a regular basis, monitor economic conditions and calculate allowances for estimated credit losses on our trade receivables on a quarterly basis using an expected credit loss model. We assess whether collectability is probable at the time of sale and on an ongoing basis. Collateral is generally not required. The risk associated with this concentration is mitigated by our ongoing credit-review procedures.

A large portion of our cash is held by a few major financial institutions. We monitor the exposure with these institutions and do not expect any of these institutions to fail to meet their obligations. All highly liquid investments with a maturity of three months or less from the date of purchase are considered to be cash equivalents. The cost of these investments approximates fair value.

We had investments without readily determinable fair values and equity method investments included in other noncurrent assets on our condensed consolidated balance sheets totaling $27 million as of March 31, 2023 and December 31, 2022. Unrealized net gains and losses on our investments for the three months ended March 31, 2023 and 2022 were immaterial.

2023 Q1 Form 10-Q | 16

The following table summarizes the fair value information at March 31, 2023 and December 31, 2022 for foreign exchange contract assets (liabilities), investments, contingent consideration liabilities and cash flow hedge assets (liabilities) measured at fair value on a recurring basis in the respective balance sheet line items, as well as long-term debt (including TEU amortizing notes) for which fair value is disclosed on a recurring basis:

		Fair Value Measurements Using
Financial statement line item	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2023
Prepaid expenses and other - foreign exchange contracts not designated as hedging instruments	$28	$—	$28	$—	$28
Prepaid expense and other - forward-starting interest rate contracts designated as cash flow hedges	8	—	8	—	8
Other noncurrent assets - forward-starting interest rate contracts designated as cash flow hedges	3	—	3		3
Other noncurrent assets - investments	6	6	—	—	6
Other current liabilities - foreign exchange contracts not designated as hedging instruments	(25)	—	(25)	—	(25)
Other current liabilities - contingent consideration	(23)	—	—	(23)	(23)
Other noncurrent liabilities - contingent consideration	(12)	—	—	(12)	(12)
Other noncurrent liabilities - forward-starting interest rate contracts designated as cash flow hedges	(9)	—	(9)	—	(9)
Long-term debt, including current portion	(6,080)	—	(5,891)	—	(5,891)
December 31, 2022
Prepaid expenses and other - foreign exchange contracts not designated as hedging instruments	$76	$—	$76	$—	$76
Prepaid expenses and other - forward-starting interest rate contracts designated as cash flow hedges	14	—	14	—	14
Other noncurrent assets - forward-starting interest rate contracts designated as cash flow hedges	10	—	10	—	10
Other noncurrent assets - investments	7	7	—	—	7
Other current liabilities - foreign exchange contracts not designated as hedging instruments	(64)	—	(64)	—	(64)
Long-term debt, including current portion	(5,900)	—	(5,711)	—	(5,711)
We determine our Level 2 fair value measurements based on a market approach using quoted market values or significant other observable inputs for identical or comparable assets or liabilities.

2023 Q1 Form 10-Q | 17

Contingent consideration liabilities totaling $35 million as of March 31, 2023 related to contingent consideration associated with our acquisition of certain assets of NutriQuest during the first quarter of 2023. We may pay up to $85 million in cash consideration which is contingent upon the achievement of specified sales, approval and geographic expansion milestones as outlined in the asset purchase agreement. The fair values of the contingent consideration liabilities were estimated using the Monte Carlo simulation model and a probability weighted expected return method. Both methods use significant inputs that are not observable in the market, representing Level 3 inputs, including those relating to revenue forecasts, discount rates, and volatility. See Note 5: Acquisitions, Divestitures and Other Arrangements for further discussion.

Derivative Instruments and Hedging Activities

We are exposed to market risks, such as changes in foreign currency exchange rates and interest rates. To manage the volatility related to these exposures, we have entered into various derivative transactions. We formally assess, designate and document, as a hedge of an underlying exposure, each qualifying derivative instrument that will be accounted for as an accounting hedge at inception. Additionally, we assess, both at inception and at least quarterly thereafter, whether the financial instruments used in the hedging transaction are effective at offsetting changes in either the fair values or cash flows of the underlying exposures. Derivative cash flows, with the exception of net investment hedges, are principally classified in the operating activities section of the condensed consolidated statements of cash flows, consistent with the underlying hedged item. Cash flows related to net investment hedges are classified in the investing activities section of the consolidated statements of cash flows. Further, we do not offset derivative assets and liabilities on the condensed consolidated balance sheets. Our outstanding positions are discussed below.

Derivatives not designated as hedges

We may enter into foreign exchange forward or option contracts to reduce the effect of fluctuating currency exchange rates. These derivative financial instruments primarily offset exposures in the Euro, British pound, Swiss franc, Brazilian real, Australian dollar, Japanese yen, Canadian dollar and Chinese yuan. Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures and are recorded at fair value with the gain or loss recognized in other expense, net in the condensed consolidated statements of operations. Forward contracts generally have maturities not exceeding 12 months. As of March 31, 2023 and December 31, 2022, we had outstanding foreign exchange contracts with aggregate notional amounts of $912 million and $784 million, respectively.

The amount of net gains (losses) on derivative instruments not designated as hedging instruments, recorded in other expense, net were as follows:

	Three Months Ended March 31,
	2023	2022
Foreign exchange forward contracts (1)	$2	$(8)

(1)These amounts were substantially offset in other expense, net by the effect of changing exchange rates on the underlying foreign currency exposures.

2023 Q1 Form 10-Q | 18

Derivatives designated as hedges

We are subject to interest rate risk with regard to our existing floating-rate debt, and we utilize interest rate swap contracts to mitigate the variability in cash flows by effectively converting the floating-rate debt into fixed-rate debt. We recognize any differences between the variable interest rate payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense, net of capitalized interest over the life of the swaps. We have designated our interest rate swaps as cash flow hedges and record them at fair value on the condensed consolidated balance sheets. Changes in the fair value of the hedges are recognized in other comprehensive income (loss). Fair value is estimated based on quoted market values of similar hedges and is classified as Level 2. Our outstanding forward-starting interest rate swaps have maturities ranging between 2023 and 2025 with aggregate notional amounts of $3,050 million as of March 31, 2023 and December 31, 2022. In March 2023, we entered into new interest rate swap agreements with a combined notional amount of $1,000 million, which become effective on October 1, 2023 following the maturity of certain current swaps with the same combined notional amount. The transaction effectively extends the maturity from 2023 to 2025 and will result in a change of the weighted average fixed rate from 4.4% to 4.1% on the effective date.

The amounts of net gains (losses) on cash flow hedges recorded, net of tax, in other comprehensive income, are as follows:

	Three Months Ended March 31,
	2023	2022
Forward-starting interest rate swaps	$(48)	$109

During the three months ended March 31, 2023 and 2022, activity on cash flow hedges recorded in other comprehensive income included losses of $21 million and gains of $109 million, respectively, related to mark-to-market adjustments. There was no tax effect for the three months ended March 31, 2023 and 2022 after the application of the U.S. valuation allowance. See Note 11: Income Taxes for further discussion.

In April 2022 and September 2022, we took advantage of market opportunities to restructure our interest rate swap portfolio. We unwound the existing swaps and simultaneously entered into new agreements with the same notional amounts and covering the same tenors. As a result, we received cash settlements of $132 million and $75 million in the respective periods. These gains were initially recognized in accumulated other comprehensive loss and are reclassified to interest expense, net of capitalized interest over the period during which the related interest payments are made. During the three months ended March 31, 2023, we reclassified $27 million of gains relating to our terminated interest rate swaps from accumulated other comprehensive loss to interest expense, net of capitalized interest.

During the three months ended March 31, 2023 and 2022, we reclassified $4 million and $3 million, respectively, of net losses into interest expense. Over the next 12 months, we expect to reclassify a gain of $87 million, which includes $75 million relating to the interest rate swap settlements, to interest expense, net of capitalized interest.

Note 11. Income Taxes

	Three Months Ended March 31,
	2023	2022
Income tax expense	$5	$24
Effective tax rate	4.4%	31.6%

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

2023 Q1 Form 10-Q | 19

For the three months ended March 31, 2023, we recognized income tax expense of $5 million. Our effective tax rate of 4.4% differs from the statutory income tax rate due to jurisdictional earnings mix of projected income in lower tax jurisdictions, partially offset by losses in the U.S. and a Southeast Asia affiliate for which there is no tax benefit as valuation allowances have been established in those countries.

For the three months ended March 31, 2022, we recognized income tax expense of $24 million. Our effective tax rate of 31.6% differs from the statutory income tax rate largely due to certain research and experimentation costs being capitalized beginning January 1, 2022, as provided under the Tax Cuts and Jobs Act. This increased the expected profits in jurisdictions with higher statutory tax rates as well as expected U.S. international tax inclusions, which are partially offset by utilization of net operating losses and valuation allowance release in the U.S.

Note 12. Commitments and Contingencies

Legal Matters

We are party to various legal actions that arise in the normal course of business. The most significant matters are described below. Loss contingency provisions are recorded when it is deemed probable that we will incur a loss and we can formulate a reasonable estimate of that loss. For the litigation matters discussed below for which a loss is reasonably possible, we are unable to estimate the possible loss or range of loss, if any. The process of resolving these matters is inherently uncertain and may develop over an extended period of time; therefore, at this time, the ultimate resolutions cannot be predicted. As of March 31, 2023 and December 31, 2022, we had no material liabilities established related to litigation as there were no significant claims which were probable and estimable.

On May 20, 2020, a shareholder class action lawsuit captioned Hunter v. Elanco Animal Health Inc., et al. was filed in the United States District Court for the Southern District of Indiana (the Court) against Elanco and certain executives. On September 3, 2020, the Court appointed a lead plaintiff, and on November 9, 2020, the lead plaintiff filed an amended complaint adding additional claims against Elanco, certain executives and other individuals. The lawsuit alleges, in part, that Elanco and certain of its executives made materially false and/or misleading statements and/or failed to disclose certain facts about Elanco’s supply chain, inventory, revenue and projections. The lawsuit seeks unspecified monetary damages and purports to represent purchasers of Elanco securities between September 30, 2018 and May 6, 2020, and purchasers of Elanco common stock issued in connection with Elanco's acquisition of Aratana. We filed a motion to dismiss on January 13, 2021. On August 17, 2022, the Court issued an order granting our motion to dismiss the case without prejudice. On October 14, 2022, the plaintiffs filed a motion for leave to amend the complaint. We filed an opposition to the plaintiffs' motion on December 7, 2022. We believe the claims made in the case are meritless, and we intend to vigorously defend our position.

On October 16, 2020, a shareholder class action lawsuit captioned Saffron Capital Corporation v. Elanco Animal Health Inc., et al. was filed in the Marion Superior Court of Indiana against Elanco, certain executives and other individuals and entities. On December 23, 2020, the plaintiffs filed an amended complaint adding an additional plaintiff. The lawsuit alleges, in part, that Elanco and certain of its executives made materially false and/or misleading statements and/or failed to disclose certain facts about Elanco’s relationships with third party distributors and revenue attributable to those distributors within the registration statement on Form S-3 dated January 21, 2020 and accompanying prospectus filed in connection with Elanco’s public offering which closed on or about January 27, 2020. The lawsuit seeks unspecified monetary damages and purports to represent purchasers of Elanco common stock or 5.00% TEUs issued in connection with the public offering. From February 2021 to August 2022, this case was stayed in deference to Hunter v. Elanco Animal Health Inc. On October 24, 2022, we filed a motion to dismiss. The plaintiffs filed their opposition to the motion to dismiss on December 23, 2022. We believe the claims made in the case are meritless, and we intend to vigorously defend our position.

2023 Q1 Form 10-Q | 20

Claims seeking actual damages, injunctive relief and/or restitution for allegedly deceptive marketing have been made against Elanco Animal Health Inc. and Bayer HealthCare LLC, along with other Elanco and Bayer entities, arising out of the use of Seresto™, a non-prescription flea and tick collar for cats and dogs. During 2021, putative class action lawsuits were filed in federal courts in the U.S. alleging that the Seresto collars contain pesticides that can cause serious injury and death to cats and/or dogs wearing the product. The cases mention the existence of incident reports involving humans, but no plaintiff has claimed personal harm from the product. In August 2021, the lawsuits were consolidated by the Judicial Panel on Multidistrict Litigation, and the cases were transferred to the Northern District of Illinois. We are vigorously defending these lawsuits. In January 2023, a lawsuit seeking damages for alleged negligence, breach of statutory regulations, breach of statutory duties and deceptive marketing was filed in Israel against Elanco among other parties, arising out of the use of Seresto and Foresto™, a flea and tick collar for cats and dogs that is marketed and sold in Europe and in Israel. We intend to defend our position vigorously.

Further, in March 2021, a member of the U.S. House of Representatives who was serving as a subcommittee chair requested that Elanco produce certain documents and information related to the Seresto collar and further made a request to temporarily recall Seresto collars from the market. On June 15, 2022, the subcommittee held a hearing at which our CEO testified. During and after the hearing, the subcommittee chair repeated his request that Elanco voluntarily recall the collars and also requested that the Environmental Protection Agency (EPA) commence administrative proceedings that would allow the EPA to remove Seresto from the market.

Seresto is a pesticide registered with the EPA. In April 2021, a non-profit organization submitted a petition to the EPA requesting that the agency take action to cancel Seresto’s pesticide registration and suspend the registration pending cancellation. In response to the EPA's request for comments from the public on the petition, we submitted a comment to the EPA supporting the safety profile of Seresto and have since engaged in discussions with the EPA. Data and scientific evaluation used during the product registration process and through pharmacovigilance review supports the product’s positive safety profile and efficacy. We believe no removal, recall, or cancellation of the pesticide registration is warranted, nor has it been suggested by any regulatory agency. We continue to stand behind the safety profile for Seresto, and it remains available to consumers globally.

In the third quarter of 2019, Tevra Brands, LLC (Tevra) filed a complaint in the U.S. District Court of the Northern District of California, alleging that Bayer Animal Health (acquired by us in August 2020) had been involved in unlawful exclusive dealing and tying of its flea and tick products Advantage, Advantix and Seresto and maintained a monopoly in the market. The complaint was amended in March 2020 and then dismissed in September 2020 with leave to amend. A second amended complaint was filed in March 2021 and realleges claims of unlawful exclusive dealing related to Advantage and Advantix and monopoly maintenance. A motion to dismiss the second amended complaint was denied in January 2022. Tevra’s demands include both actual and treble damages. The trial is scheduled in July 2024. We intend to defend our position vigorously.

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

Other Commitments

As of March 31, 2023, we have a lease commitment that has not yet commenced for our new corporate headquarters in Indianapolis, Indiana. Total minimum lease payments are estimated to be approximately $378 million over a term of 25 years, excluding extensions. Final lease payments may vary depending on the actual cost of certain construction activities. Lease commencement is expected in 2025.

2023 Q1 Form 10-Q | 21

The land for our new corporate headquarters is located in a Tax Increment Finance District, and the project is, in part, funded through Tax Incremental Financing (TIF) through an incentive agreement between us and the City of Indianapolis. The agreement provides for an estimated total incentive of $64 million to be funded by the City of Indianapolis in connection with the future tax increment revenue generated from the developed property. In December 2021, as part of a funding and development agreement entered into between us and the developer, we made a commitment to use the expected TIF proceeds towards the cost of developing and constructing the headquarters. In exchange, the developer reimbursed us up to the $64 million commitment in 2021. During 2022, we refunded approximately $15 million of the TIF proceeds to the developer. As a result, it is our expectation that our future lease payments will be reduced. The remaining accrued incentive is included in other noncurrent liabilities on our condensed consolidated balance sheets and will be amortized over the lease term beginning on the commencement date and offset future rent expense.

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

Our products include AviPro™, Baytril™, Catosal™, Clynav™, Cydectin™, Denagard™, Maxiban™, Rumensin™, Pulmotil™ and other products for livestock, poultry and aquaculture, as well as Advantage™, Advantix™, Advocate™ (with several brands collectively referred to as the Advantage Family), Credelio™, TruCan™, Galliprant™, Interceptor™ Plus, Seresto, Trifexis™ and other products for pets.
We have a single customer that accounted for 9% and 10% of revenue for the three months ended March 31, 2023 and 2022, respectively. Product sales with this customer resulted in accounts receivable of $66 million and $73 million as of March 31, 2023 and December 31, 2022, respectively.

We are exposed to the risk of changes in social, political and economic conditions inherent in foreign operations and our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates.

Selected geographic area information was as follows:

	Three Months Ended March 31,
	2023	2022
Revenue
United States	$543	$522
International	714	704
Revenue	$1,257	$1,226

2023 Q1 Form 10-Q | 22

Note 14. Earnings Per Share

We compute basic earnings (loss) per share by dividing net income (loss) available to common shareholders by the actual weighted average number of common shares outstanding for the reporting period. Elanco has variable common stock equivalents relating to certain equity awards in stock-based compensation arrangements. We also had variable common stock equivalents related to the TEU prepaid stock purchase contracts during the three months ended March 31, 2022 and in the first quarter of 2023 through the settlement date of February 1, 2023 (see Note 8: Equity for further discussion). Diluted earnings per share reflects the potential dilution that could occur if holders of the unvested equity awards converted their holdings into common stock and that could have occurred if holders of unsettled TEUs had converted their holdings into common stock prior to the February 1, 2023 settlement date. The weighted average number of potentially dilutive shares outstanding is calculated using the treasury stock method. Potential common shares that would have the effect of increasing diluted earnings per share (or reducing loss per share) are considered to be anti-dilutive and as such, these shares are not included in the calculation of diluted earnings (loss) per share.

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended March 31,
	2023	2022
Net income available to common shareholders	$103	$51
Determination of shares:
Basic weighted average common shares outstanding (1)	491.1	488.0
Assumed conversion of dilutive common stock equivalents (2)	1.7	4.2
Diluted weighted average shares outstanding	492.8	492.2
Earnings per share (3)
Basic	$0.21	$0.10
Diluted	$0.21	$0.10
(1)The TEU prepaid stock purchase contracts were convertible into a minimum of 14.3 million shares or a maximum of 17.2 million shares. The minimum 14.3 million shares were included in the calculation of basic weighted average shares from January 22, 2020 to February 1, 2023. The 17.2 million shares that were ultimately issued were included in the calculation of basic weighted average shares after the settlement date, from February 1, 2023 to March 31, 2023.
(2)For the three months ended March 31, 2023 and 2022, approximately 1.4 million and 0.1 million, respectively, of potential common shares were excluded from the calculation of diluted loss per share because their effect was anti-dilutive.
(3)Due to rounding conventions, loss per share may not recalculate precisely based on the amounts presented within this table.

2023 Q1 Form 10-Q | 23

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
Management’s discussion and analysis of financial condition and results of operations (MD&A) is intended to assist the reader in understanding and assessing significant changes and trends related to our results of operations and financial position. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying footnotes in Item 1 of Part I of this Form 10-Q. Certain statements in this Item 2 of Part I of this Form 10-Q constitute forward-looking statements. Various risks and uncertainties, including those discussed in "Forward-Looking Statements" of this Form 10-Q, in Item 1A, "Risk Factors" of Part II of this Form 10-Q, and in Item 1A, “Risk Factors” of Part I of our 2022 Form 10-K, may cause our actual results, financial position and cash generated from operations to differ materially from these forward-looking statements. Further, due to the seasonality of our pet health sales, interim results are not necessarily an appropriate base from which to project annual results.

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

We offer a diverse portfolio of approximately 200 brands that make us a trusted partner to pet owners, veterinarians and farm animal producers. Our products are generally sold worldwide to third-party distributors and independent retailers, and directly to farm animal producers and veterinarians. With the acquisition of Bayer Animal Health in 2020, we expanded our presence in retail and e-commerce channels, allowing our customers to shop where and how they want.

We operate our business in a single segment directed at fulfilling our vision of food and companionship enriching life – all to advance the health of animals, people and the planet. We advance our vision by offering products in these two primary categories:

Pet Health: Our pet health portfolio is focused on parasiticides, vaccines and therapeutics. We have one of the broadest parasiticide portfolios in the pet health sector based on indications, species and formulations, with products that protect pets from worms, fleas and ticks. Our Seresto and Advantage Family products are over-the-counter treatments for the elimination and prevention, respectively, of fleas and ticks, and complement our prescription parasiticide products, Credelio, Interceptor Plus and Trifexis. Our vaccines portfolio provides differentiated prevention coverage for a number of important pet health risks and is available in the U.S. only. In therapeutics, we have a broad pain and osteoarthritis portfolio across species, modes of action, indications and disease stages. Pet owners are increasingly treating osteoarthritis in their pets, and our Galliprant product is one of the fastest growing osteoarthritis treatments in the U.S. Additionally, we have products that offer treatment for otitis (ear infections) with Claro, as well as treatments for certain cardiovascular and dermatology indications.

Farm Animal: Our farm animal portfolio consists of products designed to prevent, control and treat health challenges primarily focused on cattle (beef and dairy), swine, poultry and aquaculture (cold and warm water) production. Our products include medicated feed additives, injectable antibiotics, vaccines, insecticides and enzymes, among others. We have a wide range of farm animal products, including Rumensin and Baytril, both of which are used extensively in ruminants (e.g., cattle, sheep and goats). In poultry, our Maxiban product, is a valuable offering for the control and prevention of intestinal disease.

2023 Q1 Form 10-Q | 24

A summary of our 2023 revenue and net income compared with the same period in 2022 is as follows:

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Revenue	$1,257	$1,226
Net income	103	51
As a global company, significant portions of our revenue and expenses are recorded in currencies other than the U.S. dollar. Accordingly, in any period, our reported revenue, expenses and resulting earnings (loss) are impacted by changes in the exchange rates of those currencies relative to the U.S. dollar.

Increases or decreases in inventory levels in our distribution channels can positively or negatively impact our quarterly and annual revenue results, leading to variations in revenue. This can be a result of various factors, such as end customer demand, new customer contracts, heightened and generic competition, the need for certain inventory levels, our ability to renew distribution contracts with expected terms, our ability to implement commercial strategies, regulatory restrictions, unexpected customer behavior, proactive measures taken by us in response to shifting market dynamics, payment terms we extend, which are subject to internal policies, blackout shipping periods due to system downtime, implementations and integrations, and procedures and environmental factors beyond our control, including weather conditions and the COVID-19 global pandemic.

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

2023 Q1 Form 10-Q | 25

Factors Affecting Our Results of Operations

Global Macroeconomic Environment
Our operations are conducted globally, and we are exposed to and are impacted by various global macroeconomic factors. We face continuing market and operating challenges across the globe due to, among other factors, the Russia-Ukraine conflict, supply chain disruptions, higher interest rates and inflationary pressures. Continued evolution of these conditions has led to economic slowdowns in certain countries and/or regions. It has also led to volatility in consumer behavior, which has reduced demand due to consumption decreases and retailer destocking, particularly impacting our parasiticide products. We expect these global macroeconomic pressures to continue in 2023.
As a global animal health leader, we have an obligation to support the health of animals and people. At the center of that work is ensuring access and availability of food and avoiding the spread of disease. At this time, we are limiting our business in Russia to only the essential products that support these needs, while complying with all imposed sanctions. We do not currently manufacture products or source any materials from companies in Russia for use in our products, but to continue to support the health of animals and people, we may in the future source products in Russia because of new laws requiring products sold in Russia to be produced there as well. We do not conduct business with the Russian government. During the three months ended March 31, 2023, revenue to Russian and Ukrainian customers represented approximately 1% of our consolidated revenue. Assets held in Russia as of March 31, 2023 represented less than 1% of our consolidated assets.

While there has been an overall improvement in the conditions related to the COVID-19 pandemic in 2023 as compared to 2022, we may continue to experience geographical variations. In 2022, our operations were adversely impacted by the COVID-19 related lockdowns in China, which were lifted late in the year. The extent to which the COVID-19 pandemic may continue to impact our financial condition and results of operations remains uncertain.
Revision of Prior Period Financial Statements Primarily Relating to Tax Valuation Allowance Adjustment

In connection with the preparation of our financial statements as of and for the year ended December 31, 2022, a cumulative error was identified relating to the valuation allowance for taxes for a Southeast Asia affiliate. While immaterial to prior years, correcting this cumulative error in 2022 would have caused the 2022 financial statements to be materially misstated. As a result of having to make the revisions related to this error, we made other immaterial revisions to our 2022 unaudited interim consolidated financial statements. All of the revisions are reflected throughout this Form 10-Q. See Note 2: Basis of Presentation and Summary of Significant Accounting Policies to the condensed consolidated financial statements for additional information.

Acquisitions of Bayer Animal Health and KindredBio

We have incurred expenses in connection with our acquisitions of Bayer Animal Health and KindredBio, including fees for professional services such as legal, accounting, consulting and other advisory fees and expenses. Expenses incurred in 2023 and 2022 are primarily related to integration activities. In addition, we have incurred and expect to continue to incur costs related to the build out of processes and systems to support finance and global supply and logistics and to expand administrative functions, including, but not limited to, information technology, facilities management, distribution, human resources and manufacturing, to replace services previously provided by the former parent company of Bayer Animal Health. We anticipate that these additional costs will be partially offset by expected synergies. The ERP system integration of legacy Bayer Animal Health to the Elanco system is expected to be completed in the second quarter of 2023. In connection with the integration of the two systems, we specified to our customers periods of time during which product could not be shipped and increased our inventories during the fourth quarter of 2022 to ensure that our product remained available to customers. We believe certain customers modified purchasing habits due to the ERP system integration, causing a shift of revenue from the second quarter to the first quarter of 2023 of approximately $90 million to $110 million based on our high-level estimates. In addition, we extended payment terms related to approximately $35 million of revenue in the first quarter of 2023 in certain international markets, driven by the duration of the aforementioned blackout periods.

2023 Q1 Form 10-Q | 26

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

Competition

We face intense competition globally. Competition may vary depending on the particular region, species, product category or individual product. We compete principally on the basis of product quality, price, cost-effectiveness, promotional effectiveness, new product development and product differentiation. Certain products, both existing and new products that we introduce, may compete with other branded or generic products already on the market or that are later developed by competitors. When competitors introduce new products with ease-of-use, therapeutic or cost advantages, our products may become subject to decreased sales and/or price reductions.
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

Our acquisitions in the six years prior to the acquisition of Bayer Animal Health added, in the aggregate, $1.4 billion in revenue, 4,600 full-time employees and 12 manufacturing and eight R&D sites. The acquisitions of Bayer Animal Health on August 1, 2020 and KindredBio on August 27, 2021 added 3,950 full-time employees, 10 manufacturing sites and five R&D sites (before company-wide restructuring activities initiated in 2020 and 2021). In addition, from 2015 to 2022, changing market demand for antibiotics and other headwinds, such as competition with generics and innovation, affected some of our highest gross margin products, resulting in a change to our product mix and driving operating margin lower. In response, we implemented a number of initiatives across the manufacturing, R&D and marketing, selling and administrative functions. Our manufacturing cost savings strategies included improving manufacturing processes and headcount through lean manufacturing (minimizing waste while maintaining productivity), closing and selling manufacturing sites, consolidating our CMO network, strategically insourcing certain projects and pursuing cost savings opportunities through alternate sources of supply. Additional cost savings have resulted from reducing the number of R&D sites, sales force consolidation and reducing discretionary and other general and administrative operating expenses.

2023 Q1 Form 10-Q | 27

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
Foreign Exchange Rates

Significant portions of our revenue and costs are exposed to changes in foreign exchange rates. Our products are sold in more than 90 countries and, as a result, our revenue is influenced by changes in foreign exchange rates. During the three months ended March 31, 2023 and 2022, approximately 53% and 54%, respectively, of our revenue was denominated in foreign currencies. As we operate in multiple foreign currencies, including the Euro, British pound, Swiss franc, Brazilian real, Australian dollar, Japanese yen, Canadian dollar, Chinese yuan and other currencies, changes in those currencies relative to the U.S. dollar impact our revenue, cost of sales and expenses, and consequently, net income. These fluctuations may also affect the ability to buy and sell our products between markets impacted by significant exchange rate variances. Currency movements decreased revenue by 3% during the three months ended March 31, 2023 and 2022.

Results of Operations

The following discussion and analysis of our results of operations should be read along with our condensed consolidated financial statements and the notes thereto.

	Three Months Ended March 31,
(Dollars in millions)	2023	2022	% Change
Revenue	$1,257	$1,226	3%
Costs, expenses and other:
Cost of sales	494	509	(3)%
% of revenue	39%	42%	(3)%
Research and development	81	81	—%
% of revenue	6%	7%	(1)%
Marketing, selling and administrative	327	323	1%
% of revenue	26%	26%	—%
Amortization of intangible assets	134	137	(2)%
% of revenue	11%	11%	—%
Asset impairment, restructuring and other special charges	40	40	—%
Interest expense, net of capitalized interest	64	52	23%
Other expense, net	9	9	—%
Income before income taxes	108	75	44%
% of revenue	9%	6%	3%
Income tax expense	5	24	(79)%
Net income	$103	$51	102%
Certain amounts and percentages may reflect rounding adjustments.

2023 Q1 Form 10-Q | 28

Disaggregated Revenue

On a global basis, our revenue by product category for the three months ended March 31, 2023 and 2022 is summarized as follows:

	Revenue		% of Total Revenue		Increase (Decrease)
(Dollars in millions)	2023	2022	2023	2022	$ Change	% Change	CER (1)
Pet Health	$675	$640	54%	52%	$35	5%	8%
Farm Animal	573	569	46%	46%	4	1%	5%
Subtotal	1,248	1,209	99%	99%	39	3%	7%
Contract Manufacturing (2)	9	17	1%	1%	(8)	(47)%	(41)%
Total	$1,257	$1,226	100%	100%	31	3%	6%
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
(2)Represents revenue from arrangements in which we manufacture products on behalf of a third party.

On a global basis, the effect of price, foreign exchange rates and volume on changes in revenue for the three months ended March 31, 2023 and 2022 was as follows:

Three months ended March 31, 2023 (Dollars in millions)	Revenue	Price	FX Rate	Volume	Total	CER
Pet Health	$675	5%	(3)%	3%	5%	8%
Farm Animal	573	5%	(4)%	—%	1%	5%
Subtotal	1,248	5%	(3)%	2%	3%	7%
Contract Manufacturing	9	—%	(7)%	(41)%	(47)%	(41)%
Total	$1,257	5%	(3)%	1%	3%	6%

Three months ended March 31, 2022 (Dollars in millions)	Revenue	Price	FX Rate	Volume	Total	CER
Pet Health	$640	2%	(3)%	—%	(1)%	2%
Farm Animal	569	1%	(3)%	—%	(2)%	1%
Subtotal	1,209	2%	(3)%	—%	(1)%	2%
Contract Manufacturing	17	—%	(3)%	(8)%	(11)%	(8)%
Total	$1,226	2%	(3)%	—%	(1)%	2%
Note: Numbers may not add due to rounding

Revenue

Pet Health revenue increased $35 million, or 5%, for the three months ended March 31, 2023, driven by increases in price and volume, partially offset by an unfavorable impact from foreign exchange rates. Revenue increased an estimated $65 million to $80 million over prior year due to the modification of certain customers' purchasing habits of legacy Bayer Animal Health products in anticipation of our ERP system integration. Excluding the impact of this shift in revenue from the second quarter to the first quarter and on a constant currency basis, the decrease in revenue was primarily attributable to the impact of a supply disruption in vaccines, a decline in sales of certain parasiticide products and declines in retail products primarily in Europe, partially offset by price increases and innovation revenue.

2023 Q1 Form 10-Q | 29

Farm Animal revenue increased by $4 million, or 1%, for the three months ended March 31, 2023, driven by an increase in price, partially offset by an unfavorable impact from foreign exchange rates. Revenue increased an estimated $25 million to $30 million over prior year due to the modification of certain customers' purchasing habits of legacy Bayer Animal Health products in anticipation of our ERP system integration. Excluding the impact of this shift in revenue from the second quarter to the first quarter and on a constant currency basis, the year over year change was primarily attributable to increased demand in Europe and Asia, primarily in poultry, innovation revenue and price increases, offset by a decrease in demand for poultry products in the U.S., generic competition, timing of aqua purchases in the prior year and supply disruptions of cattle vaccines in the U.S.

Cost of Sales

	Three Months Ended March 31,
(Dollars in millions)	2023	2022	% Change
Cost of sales	$494	$509	(3)%
% of revenue	39%	42%

Cost of sales as a percentage of revenue decreased for the three months ended March 31, 2023, primarily due to due to the modification of certain customers' purchasing habits of legacy Bayer Animal Health products in anticipation of our ERP system integration, which primarily related to Pet Health products which have higher margins, as well as product price increases and improvements in manufacturing productivity, partially offset by inflationary impacts on input costs and conversion costs.

Research and Development

	Three Months Ended March 31,
(Dollars in millions)	2023	2022	% Change
Research and development	$81	$81	—%
% of revenue	6%	7%

R&D expenses were flat for the three months ended March 31, 2023 and decreased slightly as a percentage of revenue.

Marketing, Selling and Administrative

	Three Months Ended March 31,
(Dollars in millions)	2023	2022	% Change
Marketing, selling and administrative	$327	$323	1%
% of revenue	26%	26%

Marketing, selling and administrative expenses increased $4 million for the three months ended March 31, 2023, primarily driven by increases in employee compensation costs, travel and meeting expenses and spend related to consulting services, partially offset by the impact of foreign exchange rates.

Amortization of Intangible Assets

	Three Months Ended March 31,
(Dollars in millions)	2023	2022	% Change
Amortization of intangible assets	$134	$137	(2)%

Amortization of intangible assets decreased $3 million for the three months ended March 31, 2023, primarily due to the impact of foreign exchange rates, partially offset by the addition of amortization of intangible assets recorded from the acquisition of certain assets of NutriQuest during the period.

2023 Q1 Form 10-Q | 30

Asset Impairment, Restructuring and Other Special Charges

	Three Months Ended March 31,
(Dollars in millions)	2023	2022	% Change
Asset impairment, restructuring and other special charges	$40	$40	—%

For additional information regarding our asset impairment, restructuring and other special charges, see Note 6: Asset Impairment, Restructuring and Other Special Charges to the condensed consolidated financial statements.

Asset impairment, restructuring and other special charges were flat in the three months ended March 31, 2023 as compared to the prior year. Amounts recorded during the three months ended March 31, 2023 primarily represented costs associated with the implementation of new systems, programs, and processes due to the integration of Bayer Animal Health.

Interest Expense, Net of Capitalized Interest

	Three Months Ended March 31,
(Dollars in millions)	2023	2022	% Change
Interest expense, net of capitalized interest	$64	$52	23%

Interest expense, net of capitalized interest increased $12 million for the three months ended March 31, 2023, primarily due to higher interest on variable-rate debt due to rate increases.

Other Expense, Net

	Three Months Ended March 31,
(Dollars in millions)	2023	2022	% Change
Other expense, net	$9	$9	—%

Other expense recorded during the three months ended March 31, 2023 primarily consisted of foreign exchange losses and mark-to-market adjustments on equity investments, partially offset by certain components of net periodic benefit cost, a gain recorded in connection with the sale of additional equity by BiomEdit, and milestones earned and equity issued to us in relation to a license agreement. Other expense recorded during the three months ended March 31, 2022 primarily consisted of mark-to-market adjustments on equity investments and foreign exchange losses, partially offset by certain components of net periodic benefit cost.

Income Tax Expense

	Three Months Ended March 31,
(Dollars in millions)	2023	2022	% Change
Income tax expense	$5	$24	(79)%
Effective tax rate	4.4%	31.6%

Income tax expense decreased $19 million for the three months ended March 31, 2023. The effective tax rate decreased for the three months ended March 31, 2023 as compared to the prior year and differs from the statutory income tax rate largely due to jurisdictional earnings mix of projected income in lower tax jurisdictions, partially offset by losses in the U.S. and a Southeast Asia affiliate, for which there is no tax benefit as valuation allowances have been established in those countries, and refinements in the calculation of required capitalization of certain R&D expenses. See Note 11: Income Taxes to the condensed consolidated financial statements.

2023 Q1 Form 10-Q | 31

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

We believe our primary sources of liquidity are sufficient to fund our short-term and long-term existing and planned capital requirements, which include working capital obligations, funding existing marketed and pipeline products, capital expenditures, business development in our targeted areas, short-term and long-term debt obligations, which include principal and interest payments, as well as interest rate swaps, operating lease payments, purchase obligations and costs associated with the integrations of Bayer Animal Health. In addition, we have the ability to access capital markets to obtain debt refinancing for longer-term funding, if required, to service our long-term debt obligations. Further, we believe we have sufficient cash flow and liquidity to remain in compliance with our debt covenants.

Our ability to meet future funding requirements may be impacted by macroeconomic, business and financial volatility. As markets change, we will continue to monitor our liquidity position. However, a challenging economic environment or an economic downturn may impact our liquidity or ability to obtain future financing. See "Item 1A. Risk Factors - We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful" in Part I of our 2022 Form 10-K.

Cash Flows

The following table provides a summary of cash flows from operating, investing and financing activities for the periods presented:

(Dollars in millions)	Three Months Ended March 31,
Net cash provided by (used for):	2023	2022	$ Change
Operating activities	$(145)	$(62)	$(83)
Investing activities	(55)	(29)	(26)
Financing activities	174	(200)	374
Effect of exchange-rate changes on cash and cash equivalents	(1)	(5)	4
Net decrease in cash and cash equivalents	$(27)	$(296)	$269

Operating activities

Cash used for operating activities increased $83 million to $145 million for the three months ended March 31, 2023 from $62 million for the three months ended March 31, 2022, primarily due to a decrease in cash resulting from changes in operating assets and liabilities, particularly accounts receivable and inventories.

In the past, we have extended our payment terms for distributors on occasion. Specifically, due to the ERP system integration scheduled to be completed in the second quarter of 2023, we increased inventories on hand and extended payment terms on sales totaling $35 million for some customers during the first quarter of 2023 to ensure that our product was available for a period of time during which there were no shipments. Although we presently have no plans to do so in the future, it is also possible that we will need to extend payment terms in certain situations, for example, as a result of the COVID-19 global health pandemic, competitive pressures, macroeconomic factors and the need for certain inventory levels in our distribution channels to avoid supply disruptions. If so, such extensions of customer payment terms could result in additional uses of our cash flow.

2023 Q1 Form 10-Q | 32

Investing activities

Cash used for investing activities was $55 million for the three months ended March 31, 2023 as compared to $29 million for the three months ended March 31, 2022. The increase was primarily driven by cash paid for the acquisition of certain assets of NutriQuest during the three months ended March 31, 2023 as well as a year over year increase in cash paid for intangible assets, partially offset by a year over year decrease in cash used for purchases of software.

Financing activities

Cash provided by financing activities was $174 million for the three months ended March 31, 2023 as compared to cash used for financing activities of $200 million for the three months ended March 31, 2022. Cash provided by financing activities during the three months ended March 31, 2023 primarily reflected proceeds from our revolving credit facility, partially offset by the repayment of indebtedness outstanding under our long-term borrowings. Cash used for financing activities during the three months ended March 31, 2022 reflected the repayment of indebtedness outstanding under our Term Loan B credit facility and net repayments on our revolving credit facility.

Description of Indebtedness

For a complete description of our existing debt and available credit facilities as of March 31, 2023 and December 31, 2022, see Note 10: Debt within Item 8, “Financial Statements and Supplementary Data,” of Part II of our 2022 Form 10-K. New developments are discussed in Note 9: Debt of this Form 10-Q.

Contractual Obligations

Our contractual obligations and commitments as of March 31, 2023 are primarily comprised of long-term debt obligations, operating leases and purchase obligations. Our long-term debt obligations are comprised of our expected principal and interest obligations. Purchase obligations consist of open purchase orders as of March 31, 2023 and contractual payment obligations with significant vendors which are noncancelable and are not contingent. These obligations are primarily short-term in nature. See Note 12: Commitments and Contingencies to the condensed consolidated financial statements for further discussion regarding the contractual obligations related to our new corporate headquarters in Indianapolis, Indiana.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Certain of our accounting policies are considered critical because these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments by us, often requiring the use of estimates about the effects of matters that are inherently uncertain. Actual results that differ from our estimates could have an unfavorable effect on our financial position and results of operations. We apply estimation methodologies consistently from year to year. Such policies are summarized in Item 7, "Management's Discussion & Analysis of Results of Financial Condition and Results of Operations," of our 2022 Form 10-K. There have been no significant changes or developments in the application of our critical accounting policies during the three months ended March 31, 2023.

Goodwill Impairment Testing

We evaluate goodwill for impairment on an annual basis and when certain qualitative impairment indicators are present that would more likely than not reduce the fair value of our single reporting unit below its carrying amount.

In the third quarter of 2022, a significant change in our market capitalization relative to our book value, among other factors, triggered a goodwill impairment review. Based on our qualitative assessment, we concluded that it was more likely than not that the fair value of our single reporting unit was less than its carrying value, and therefore, we were required to perform a quantitative goodwill impairment test, which involved comparing the estimated fair value of our single reporting unit with its carrying value, including goodwill. We estimated the fair value of our single reporting unit using a combination of the income and market approach.

2023 Q1 Form 10-Q | 33

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

As a result of our quantitative assessment, we estimated that the fair value of our single reporting unit exceeded the carrying amount by more than 20% as of September 30, 2022 and, therefore, no impairment existed with respect to our goodwill. Given the further decline in our market capitalization relative to our book value, we reevaluated our impairment testing from a qualitative perspective as of March 31, 2023. There was no change to our previous conclusion that no impairment exists, primarily due to decreases in interest rates impacting our cost of capital and improvements in certain drivers of our fair value.

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

We estimate that a hypothetical 10% adverse movement in all foreign currency exchange rates related to the translation of the results of our foreign operations would decrease our net income by approximately $7 million for the three months ended March 31, 2023.

We generally identify hyperinflationary markets as those markets whose cumulative inflation rate over a three-year period exceeds 100%. We have concluded that our Argentina subsidiary is operating in a hyperinflationary market. As a result, beginning in the second quarter of 2018, the functional currency of our Argentina subsidiary changed from the local currency to the U.S. dollar. During the three months ended March 31, 2023, revenue in Argentina represented less than 1% of our consolidated revenue. Assets held in Argentina as of March 31, 2023 represented less than 1% of our consolidated assets.

During the first quarter of 2022, Turkey’s three-year cumulative inflation rate exceeded 100%, and we concluded that Turkey became a hyperinflationary economy for accounting purposes. As of April 1, 2022, we applied hyperinflationary accounting for our subsidiary in Turkey and changed its functional currency from the Turkish lira to the U.S. dollar. During the three months ended March 31, 2023, revenue in Turkey represented less than 1% of our consolidated revenue. Assets held in Turkey as of March 31, 2023 represented less than 1% of our consolidated assets.

While the hyperinflationary conditions did not have a material impact on our business during the three months ended March 31, 2023, in the future, we may incur larger currency devaluations, which could have a material adverse impact on our results of operations.

2023 Q1 Form 10-Q | 34

Interest Risk

During the first quarter of 2023, our variable-rate debt was subject to fluctuations in interest rates based on both LIBOR and Term SOFR. However, effective April 1, 2023, we transitioned the reference rate used in our credit facilities, and as a result, our variable-rate debt is now exclusively indexed to Term SOFR. As of March 31, 2023, we held certain interest rate swap agreements with a notional value of $3,050 million that have the economic effect of modifying our variable interest such that a portion of the variable-rate interest payable becomes fixed. As of March 31, 2023, $4,144 million and $1,936 million of our total long-term debt, including the current portion, is fixed-rate debt (including variable-rate converted to fixed-rate through the use of interest rate swaps) and unhedged variable-rate debt, respectively. During the three months ended March 31, 2023, we recorded a loss of $48 million, net of taxes on these interest rate swaps in other comprehensive income. See Note 10: Financial Instruments and Fair Value to the condensed consolidated financial statements for further information.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures. Under applicable SEC regulations, management of a reporting company, with the participation of the principal executive officer and principal financial officer, must periodically evaluate the company’s “disclosure controls and procedures,” which are defined generally as controls and other procedures of a reporting company designed to ensure that information required to be disclosed by the reporting company in its periodic reports filed with the SEC (such as this Form 10-Q) is recorded, processed, summarized and reported on a timely basis.

Our management, with the participation of Jeffrey N. Simmons, president and chief executive officer, and Todd S. Young, executive vice president and chief financial officer, evaluated our disclosure controls and procedures as of March 31, 2023. As disclosed in Item 9A of Part II of our 2022 Form 10-K, management concluded that a material weakness existed as of December 31, 2022 resulting from the ineffective review of the annual income tax provision, including the valuation allowance related to deferred tax assets. We are in the process of identifying all issues contributing to the material weakness and developing a remediation plan. The implementation of this remediation plan will require, at a minimum, the effective operation of certain quarterly and annual controls. Therefore, the material weakness cannot be fully remediated until we assess the effectiveness of our internal control over financial reporting for the year ending December 31, 2023. Based on this evaluation, the chief executive officer and the chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures remained ineffective.

(b)Changes in Internal Controls. During the first quarter of 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the aforementioned material weakness.

2023 Q1 Form 10-Q | 35

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 12: Commitments and Contingencies to the condensed consolidated financial statements for a summary of our legal proceedings, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our risk factors are documented in Item 1A of Part I of our 2022 Form 10-K, which is incorporated herein by reference. Other than the revisions set forth below, there have been no material changes from the risk factors previously disclosed in the 2022 Form 10-K.

The following risk factors have been changed from the risk factors that were previously disclosed:

Unanticipated safety, quality or efficacy concerns or identified concerns associated with our products may harm our reputation and have an adverse impact on our performance.
Unanticipated safety, quality or efficacy concerns arise from time to time with respect to animal health products, whether or not scientifically or clinically supported, potentially leading to product recalls, withdrawals or suspended or reduced sales, as well as product liability and other claims. Regulatory actions based on these types of safety, quality or efficacy concerns could impact all, or a significant portion, of a product’s sales.
For example, lawsuits seeking actual damages, injunctive relief, and/or restitution for allegedly deceptive marketing have been filed against us arising out of the use of Seresto, a non-prescription flea and tick collar for cats and dogs, based on media reports alleging that the collar has caused injury and death to pets. Further, in 2021, the U.S. House of Representatives' then-subcommittee chair requested that we produce certain documents and information related to the Seresto collar, made a request to temporarily remove Seresto collars from the market and, during a hearing at which our President and Chief Executive Officer (CEO) testified, again called for removal of the collars from the market. We do not anticipate that the collars will be removed from the market by the EPA or any other regulatory agencies or that any potential or agreed upon brand stewardship actions will have meaningful commercial impact on the Seresto brand. However, if any similar claims with respect to our other products are resolved adversely to us, or if a regulatory agency determines that a recall or cancellation of registrations of any of our products is necessary, such action could cause harm to our reputation, reduce our product sales, result in monetary penalties and other costly remedies against us, and could therefore have a material adverse effect on our business, financial condition and results of operations.
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

2023 Q1 Form 10-Q | 36

Changes in our credit rating could increase our interest expense and restrict our access to, and negatively impact the terms of, current or future financings or trade credit.
Credit rating agencies continually revise their ratings for the companies that they follow, including us. Credit rating agencies also evaluate our industry as a whole and may change their credit ratings for us based on their overall view of our industry. We cannot be sure that credit rating agencies will maintain their ratings on us and certain of our debt. The acquisition of Bayer Animal Health had a negative impact on our credit ratings, leading to higher borrowing expenses. Additionally, S&P, Moody's and Fitch downgraded our credit ratings in February, March and April 2023, respectively. Because the ratings of certain of our senior unsecured notes have been downgraded, we are required to pay additional interest under the senior unsecured notes. Any further downgrades could result in requirements to pay additional interest under the senior unsecured notes. Moreover, any decision to downgrade our ratings could restrict our access to, and negatively impact the terms of, current or future financings and trade credit extended by our suppliers of raw materials or other vendors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(none)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(none)

ITEM 4. MINE SAFETY DISCLOSURES

(none)

ITEM 5. OTHER INFORMATION

(none)

2023 Q1 Form 10-Q | 37

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

2023 Q1 Form 10-Q | 38

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELANCO ANIMAL HEALTH INCORPORATED
(Registrant)

Date:	May 9, 2023	/s/ Jeffrey N. Simmons
Jeffrey N. Simmons
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2023	/s/ Todd S. Young
Todd S. Young
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

2023 Q1 Form 10-Q | 39