Form 10-Q
period 2023-06-30
Elanco Animal Health Inc
filed 2023-08-07
CIK 1739104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
Yes ☐ No ☒
The number of shares of common stock outstanding as of August 3, 2023 was 492,675,580.

ELANCO ANIMAL HEALTH INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2023

2023 Q2 Form 10-Q | 1

Tale of Contents
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
•the impact of increased or decreased sales into our distribution channels resulting in fluctuations in our revenues;
•risks related to the write-down of goodwill or identifiable intangible assets;
•risks related to the evaluation of animals;
•manufacturing problems and capacity imbalances;
•the impact of litigation, regulatory investigations and other legal matters, including the risk to our reputation and the risk that our insurance policies may be insufficient to protect us from the impact of such matters;

2023 Q2 Form 10-Q | 2

Tale of Contents
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
•our ability to complete acquisitions and successfully integrate the businesses we acquire, including Kindred Biosciences, Inc. (KindredBio) and the animal health business of Bayer Aktiengesellschaft (Bayer Animal Health);
•the effect of our substantial indebtedness on our business, including restrictions in our debt agreements that limit our operating flexibility, and changes in our credit ratings that lead to higher borrowing expenses;
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

2023 Q2 Form 10-Q | 3

Tale of Contents
PART I

ITEM 1. FINANCIAL STATEMENTS

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$1,057	$1,175	$2,314	$2,401
Costs, expenses and other:
Cost of sales	434	484	928	993
Research and development	81	82	162	163
Marketing, selling and administrative	353	343	680	666
Amortization of intangible assets	136	133	270	270
Asset impairment, restructuring and other special charges	35	86	75	126
Interest expense, net of capitalized interest	74	67	138	119
Other expense (income), net	23	(6)	32	3
	1,136	1,189	2,285	2,340
(Loss) income before income taxes	(79)	(14)	29	61
Income tax expense (benefit)	18	(4)	23	20
Net (loss) income	$(97)	$(10)	$6	$41

(Loss) earnings per share:
Basic	$(0.20)	$(0.02)	$0.01	$0.08
Diluted	$(0.20)	$(0.02)	$0.01	$0.08
Weighted average shares outstanding:
Basic	492.6	488.4	491.8	488.2
Diluted	492.6	488.4	492.7	492.1

See accompanying notes to condensed consolidated financial statements.

2023 Q2 Form 10-Q | 4

Tale of Contents
Elanco Animal Health Incorporated
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(97)	$(10)	$6	$41
Other comprehensive income (loss):
Cash flow hedges, net of taxes	29	8	(19)	117
Foreign currency translation, net of taxes	2	(470)	132	(555)
Defined benefit pension and retiree health benefit plans, net of taxes	(2)	(1)	(2)	(2)
Other comprehensive income (loss), net of taxes	29	(463)	111	(440)
Comprehensive (loss) income	$(68)	$(473)	$117	$(399)

See accompanying notes to condensed consolidated financial statements.

2023 Q2 Form 10-Q | 5

Tale of Contents
Elanco Animal Health Incorporated
Condensed Consolidated Balance Sheets
(in millions, except share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$367	$345
Accounts receivable, net	1,000	797
Other receivables	225	205
Inventories	1,690	1,538
Prepaid expenses and other	370	394
Total current assets	3,652	3,279
Noncurrent Assets
Goodwill	6,040	5,993
Other intangibles, net	4,678	4,842
Other noncurrent assets	419	378
Property and equipment, net	1,007	999
Total assets	$15,796	$15,491
Liabilities and Equity
Current Liabilities
Accounts payable	$354	$390
Sales rebates and discounts	332	324
Current portion of long-term debt	39	388
Other current liabilities	559	600
Total current liabilities	1,284	1,702
Noncurrent Liabilities
Long-term debt	6,023	5,448
Deferred taxes	658	662
Other noncurrent liabilities	411	390
Total liabilities	8,376	8,202
Commitments and Contingencies
Equity
Common stock, no par value, 5,000,000,000 shares authorized, 492,554,242 and 474,237,738 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	8,752	8,738
Accumulated deficit	(1,051)	(1,057)
Accumulated other comprehensive loss	(281)	(392)
Total equity	7,420	7,289
Total liabilities and equity	$15,796	$15,491

See accompanying notes to condensed consolidated financial statements.

2023 Q2 Form 10-Q | 6

Tale of Contents
Elanco Animal Health Incorporated
Condensed Consolidated Statements of Equity (Unaudited)
(Dollars and shares in millions)

	Common Stock				Accumulated Other Comprehensive Loss
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Cash Flow Hedge	Foreign Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Total	Total Equity
December 31, 2021	473.1	$—	$8,696	$(979)	$25	$(253)	$19	$(209)	$7,508
Net income	—	—	—	51	—	—	—	—	51
Other comprehensive income (loss), net of tax	—	—	—	—	109	(85)	(1)	23	23
Stock-based compensation activity, net	1.0	—	3	—	—	—	—	—	3
March 31, 2022	474.1	—	8,699	(928)	134	(338)	18	(186)	7,585
Net loss	—	—	—	(10)	—	—	—	—	(10)
Other comprehensive income (loss), net of tax	—	—	—	—	8	(470)	(1)	(463)	(463)
Stock-based compensation activity, net	—	—	13	—	—	—	—	—	13
June 30, 2022	474.1	$—	$8,712	$(938)	$142	$(808)	$17	$(649)	$7,125

December 31, 2022	474.2	$—	$8,738	$(1,057)	$182	$(672)	$98	$(392)	$7,289
Net income	—	—	—	103	—	—	—	—	103
Other comprehensive income (loss), net of tax	—	—	—	—	(48)	130	—	82	82
Stock-based compensation activity, net	1.0	—	6	—	—	—	—	—	6
Conversion of tangible equity units (TEUs) into common stock	17.2	—	—	—	—	—	—	—	—
March 31, 2023	492.4	—	8,744	(954)	134	(542)	98	(310)	7,480
Net loss	—	—	—	(97)	—	—	—	—	(97)
Other comprehensive income (loss), net of tax	—	—	—	—	29	2	(2)	29	29
Stock-based compensation activity, net	0.2	—	8	—	—	—	—	—	8
June 30, 2023	492.6	$—	$8,752	$(1,051)	$163	$(540)	$96	$(281)	$7,420

See accompanying notes to condensed consolidated financial statements.

2023 Q2 Form 10-Q | 7

Tale of Contents
Elanco Animal Health Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$6	$41
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	350	347
Stock-based compensation expense	21	31
Asset impairment and write-down charges	—	81
Proceeds from interest rate swap settlements	—	132
Changes in operating assets and liabilities, net of acquisitions	(473)	(384)
Other non-cash operating activities, net	12	2
Net Cash (Used for) Provided by Operating Activities	(84)	250
Cash Flows from Investing Activities
Net purchases of property and equipment and software	(66)	(58)
Cash paid for acquisitions	(16)	—
Purchases of intangible assets	(14)	(1)
Other investing activities, net	(2)	(7)
Net Cash Used for Investing Activities	(98)	(66)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	425
Proceeds from revolving credit facility	250	563
Repayments of long-term borrowings	(32)	(528)
Repayments of revolving credit facility	—	(738)
Other financing activities, net	(5)	(17)
Net Cash Provided by (Used for) Financing Activities	213	(296)
Effect of exchange rate changes on cash and cash equivalents	(9)	(19)
Net increase (decrease) in cash and cash equivalents	22	(131)
Cash and cash equivalents – beginning of period	345	638
Cash and cash equivalents – end of period	$367	$507

See accompanying notes to condensed consolidated financial statements.

2023 Q2 Form 10-Q | 8

Tale of Contents
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
	ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2021-01 clarifies the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions. ASU 2022-06 extends the period of time entities can utilize the reference rate reform relief guidance under ASU 2020-04 from December 31, 2022 to December 31, 2024.	Adoption of the guidance is optional and effective as of March 12, 2020 through December 31, 2024. Adoption is permitted at any time during the period on a prospective basis.
Effective April 1, 2023, and in accordance with the provisions outlined in our underlying credit agreements, we have transitioned the reference rate used in our credit facilities from the London Interbank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (Term SOFR). The change did not have a material impact on our condensed consolidated financial statements.

2023 Q2 Form 10-Q | 9

Tale of Contents
Note 3. Revenue
We recognize revenue primarily from product sales to customers. Revenue from sales of products is recognized at the point where the customer obtains control of the goods and we satisfy our performance obligations, which is generally once the goods have been shipped and the customer has assumed title. For contract manufacturing organization (CMO) arrangements, we recognize revenue over time or at a point in time depending on our evaluation of when the customer obtains control of the promised goods or services.
We have a single customer that accounted for approximately 9% and 10% of revenue for the six months ended June 30, 2023 and 2022, respectively. Product sales with this customer resulted in accounts receivable of $84 million and $73 million as of June 30, 2023 and December 31, 2022, respectively.
Provisions for sales rebates and discounts are established in the same period the related sales are recognized and are based on specific agreements. Sales rebates and discounts are recorded as a reduction to revenue. In determining the appropriate accrual amount, we consider our historical experience with similar incentive programs, current sales data and estimates of inventory levels at our channel distributors. The following table summarizes the activity in our global sales rebates and discounts liability:

	Six Months Ended June 30,
	2023	2022
Beginning balance	$324	$316
Reduction of revenue	387	355
Payments	(379)	(387)
Ending balance	$332	$284
Adjustments to revenue recognized as a result of changes in estimates during the six months ended June 30, 2023 and 2022 for product shipped in previous periods were not material. Actual global product returns were approximately 1% of net revenue for the six months ended June 30, 2023 and 2022.
Disaggregation of Revenue
The following table summarizes our revenue disaggregated by product category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Pet Health	$518	$610	$1,193	$1,250
Farm Animal:
Cattle	210	248	458	495
Poultry	178	174	361	353
Swine	89	89	191	189
Aqua	50	42	90	85
Total Farm Animal	527	553	1,100	1,122
Contract Manufacturing (1)	12	12	21	29
Revenue	$1,057	$1,175	$2,314	$2,401
(1)Represents revenue from arrangements in which we manufacture products on behalf of a third party.
The following table summarizes our revenue disaggregated by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$500	$539	$1,043	$1,061
International	557	636	1,271	1,340
Revenue	$1,057	$1,175	$2,314	$2,401

Note 4. Acquisitions, Divestitures and Other Arrangements
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

2023 Q2 Form 10-Q | 10

Tale of Contents
The composition of the purchase price was as follows:

Up-front cash consideration	$16
Deferred cash consideration due January 4, 2024	5
Fair value of contingent consideration	37
Total purchase consideration	$58
The NutriQuest acquisition was accounted for as a business combination under the acquisition method of accounting. The acquisition method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The determination of estimated fair value requires management to make significant estimates and assumptions. The excess of the purchase price over the fair value of the acquired assets has been recorded as goodwill. Contingent consideration includes up to $85 million of cash consideration payable if specific development, sales and geographic expansion milestones are achieved, as outlined in the asset purchase agreement. The initial fair value assessment of this contingent consideration liability of $37 million was estimated as of the acquisition date using a Monte Carlo simulation model, which represented a Level 3 measurement under the fair value measurement hierarchy (see Note 10. Fair Value for further information).
The following table summarizes the preliminary amounts recognized for assets acquired as of the acquisition date:

Inventory	$3
Intangible assets:
Marketed products	29
Acquired in-process research and development (IPR&D)	10
Other intangible assets	15
Total identifiable assets	57
Goodwill	1
Total consideration transferred	$58
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
The accounting for this acquisition has not been finalized as of June 30, 2023. The purchase price allocation is preliminary and subject to change, including the valuation of the contingent consideration and intangible assets. The final determination of these amounts will be completed as soon as possible but no later than one year from the acquisition date. Revenue attributable to the NutriQuest acquisition for the six months ended June 30, 2023, was approximately $9 million.
NutriQuest Brazil Acquisition
On August 1, 2023, we acquired certain assets including inventory and distribution rights for certain marketed products from NutriQuest Nutricao Animal Ltda (NutriQuest Brazil). As of the closing date, we paid cash consideration of approximately $3 million, with future payments required through 2026 of up to $19 million, pursuant to the terms and conditions set forth in the asset purchase agreement. The accounting for this acquisition was incomplete at the time the condensed consolidated financial statements were issued; however, we anticipate this transaction will be accounted for as a business combination under the acquisition method of accounting.
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

2023 Q2 Form 10-Q | 11

Tale of Contents
intellectual property and laboratory equipment. The book values of those assets were not material. We recorded a gain on disposal of the assets of approximately $3 million during the year ended December 31, 2022.
Shawnee and Speke
During 2021, as part of our strategy to optimize our manufacturing footprint, we announced an agreement with TriRx Pharmaceuticals (TriRx) to sell our manufacturing sites in Shawnee, Kansas (Shawnee) and Speke, U.K. (Speke), including the transfer of approximately 600 employees. In connection with these arrangements, we also entered into long-term manufacturing and supply agreements, under which TriRx began manufacturing existing Elanco products at both sites upon the closing of the transactions. On August 1, 2021 and February 1, 2022, we completed the sales of our Shawnee and Speke sites, respectively. Upon closing the sale of the Speke site, we recorded a contract asset of $55 million for the favorable supply agreement, which was included in prepaid expenses and other and other noncurrent assets on our condensed consolidated balance sheets.
Based on the terms of the agreements and cash proceeds received to date, as of June 30, 2023, we had a net receivable balance from TriRx of $71 million from the sales of Shawnee and Speke, of which $65 million was included within other receivables on the condensed consolidated balance sheets, with the remainder included in other noncurrent assets. In May 2023, we entered into amendments to the agreements which effectively restructured the payment schedule related to the remaining amount owed. Under the terms of the amendments, we expect to receive the $65 million current portion of this receivable balance upon the earlier of the date on which certain conditions are met or in equal installments over a twelve-month period beginning January 31, 2024. At this time, we believe amounts owed by TriRx are collectible and we will continue to assess collectibility. Further, we have rights to certain collateral in the event of a default and we continue to monitor the value of this collateral.
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
During the six months ended June 30, 2023, we paid $13 million to BexCaFe in connection with development/regulatory milestones achieved upon U.S. Food and Drug Administration (FDA) approval of the original new animal drug application for Bexacat in December 2022. Remaining contingent consideration liabilities of $36 million were included in other current liabilities and other noncurrent liabilities on our condensed consolidated balance sheet as of June 30, 2023.

Note 5. Asset Impairment, Restructuring and Other Special Charges
In recent years, we have incurred substantial costs associated with restructuring programs and cost-reduction initiatives designed to achieve a flexible and competitive cost structure. Restructuring activities primarily include charges associated with facility rationalization and workforce reductions. In connection with recent acquisitions, including the acquisition of Bayer Animal Health, we have also incurred costs associated with executing transactions and integrating acquired operations. In addition, we have incurred costs to stand up our organization as an independent company. All operating functions can be impacted by these actions; therefore, non-cash impairment charges can be incurred as a result of revised fair value projections and/or determinations to no longer utilize certain assets in the business on an ongoing basis. Determinations of fair value can result from a complex series of judgments and rely on estimates and assumptions.

2023 Q2 Form 10-Q | 12

Tale of Contents
Components of asset impairment, restructuring and other special charges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restructuring charges (credits)(1)	$—	$(1)	$—	$(7)

Acquisition related charges(2)	35	26	75	50

Non-cash and other items:
Asset impairment (3)	—	59	—	81
Settlements and other	—	2	—	2
Total expense	$35	$86	$75	$126
(1)Restructuring credits in 2022 relate to adjustments resulting from the reversal of severance accruals associated with 2021 restructuring programs, resulting from final negotiations and certain restructured employees filling open positions.
(2)Acquisition related charges include transaction costs directly related to acquiring businesses, such as expenditures for banking, legal, accounting, consulting and other similar services, and integration charges inclusive of system and process integration and product transfers and independent company stand-up costs related to the implementation of new systems, programs and processes.
(3)Asset impairments include a charge of $59 million in the second quarter of 2022 related to the write-off of an IPR&D asset with no alternative future use licensed from BexCaFe (see Note 4. Acquisitions, Divestitures and Other Arrangements for further discussion) and a $22 million charge related to the finalization of the write-down upon sale of the Speke site during the first quarter of 2022.
The changes in our restructuring reserve during the six months ended June 30, 2023, were as follows:

Balance at December 31, 2022	$36
Cash paid	(28)
Balance at June 30, 2023	$8
These reserves were included within other current liabilities and other noncurrent liabilities on our condensed consolidated balance sheets based on the timing of when the obligations are expected to be paid, which can vary due to certain country-specific negotiations and regulations.

Note 6. Inventories
Inventories are stated at the lower of cost and net realizable value. We use the last-in, first-out (LIFO) method for a portion of our inventories located in the continental U.S. Other inventories are valued by the first-in, first-out (FIFO) method or the weighted average cost method.
Inventories consisted of the following:

	June 30, 2023	December 31, 2022
Finished products	$834	$783
Work in process	773	683
Raw materials and supplies	141	130
Total	1,748	1,596
Decrease to LIFO cost	(58)	(58)
Inventories	$1,690	$1,538

Note 7. Equity
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

2023 Q2 Form 10-Q | 13

Tale of Contents
Note 8. Debt
Long-term debt consisted of the following:

	June 30, 2023	December 31, 2022
Incremental Term Facility due 2025	$175	$175
Incremental Term Facility due 2028	491	494
Incremental Term Facility due 2029	248	249
Term Loan B due 2027	3,860	3,881
Revolving Credit Facility (1)	250	—
4.272% Senior Notes due 2023 (2)	344	344
4.900% Senior Notes due 2028 (3)	750	750
TEU Amortizing Notes due 2023 (4)	—	7
Unamortized debt issuance costs	(56)	(64)
	6,062	5,836
Less current portion of long-term debt	39	388
Total long-term debt	$6,023	$5,448
(1)During the six months ended June 30, 2023, we drew $250 million on our Revolving Credit Facility to fund working capital needs. Our Revolving Credit Facility provides up to $750 million in borrowing capacity (with incremental capacity if certain conditions are met), bears interest at Term SOFR plus 2.10% and matures in August 2027.
(2)The 4.272% Senior Notes due 2023, issued in August 2018, have been subject to interest rate increases since issuance related to credit rating agency downgrades. As of June 30, 2023, these notes bear interest at a rate of 6.022%. As discussed further below, on August 7, 2023, we redeemed the 4.272% Senior Notes due 2023 in full.
(3)The 4.900% Senior Notes due 2028, issued in August 2018, have been subject to interest rate increases since issuance related to credit rating agency downgrades. As of June 30, 2023, these notes bear interest at a rate of 6.650%.
(4)The TEU Amortizing Notes due 2023 matured on February 1, 2023 (see Note 7. Equity for further information).
2023 Financing
On August 3, 2023, we entered into a new $300 million secured term facility (the "Securitization Facility") that is secured and collateralized by our U.S. Net Eligible Receivables Balance (as defined within the applicable agreement). Of the maximum borrowing capacity under the Securitization Facility of $300 million, $250 million was drawn on August 3, 2023. The Securitization Facility will require monthly interest payments over its three-year term at a variable rate based on Term SOFR plus 125 basis points, and our borrowing capacity under the Securitization Facility will be subject to fluctuation over time based on the level of our borrowing base, which is correlated to our U.S. Net Eligible Receivables Balances. The full, outstanding balance of the Securitization Facility will be due on July 31, 2026. On August 7, 2023, we utilized the proceeds from the Securitization Facility, in addition to a $100 million draw on our Revolving Credit Facility on August 4, 2023, to redeem in full the 4.272% Senior Notes due 2023. As the 4.272% Senior Notes due 2023 have been refinanced with long-term financing, they are reflected within long-term debt on our condensed consolidated balance sheet as of June 30, 2023. The early redemption of the 4.272% Senior Notes due 2023 has satisfied all obligations and commitments thereunder.
Subsequent to the issuance of the Securitization Facility and the redemption of the 4.272% Senior Notes due 2023, as of the date of this filing, approximately 75% of our long-term indebtedness now bears interest at a fixed-rate (including variable-rate converted to fixed-rate through the use of interest rate swaps - see Note 9. Financial Instruments for further information).
We were in compliance with all of our debt covenants as of June 30, 2023, and remain in compliance subsequent to entering into the new Securitization Facility.

Note 9. Financial Instruments
To manage our exposure to market risks, such as changes in foreign currency exchange rates and interest rates, we have entered into various derivative transactions. We formally assess, designate and document, as a hedge of an underlying exposure, each qualifying derivative instrument that will be accounted for as an accounting hedge at inception. We also assess at least quarterly thereafter whether the financial instruments used in the hedging transaction are effective at offsetting changes in either the fair values or cash flows of the underlying exposures. Derivative cash flows, with the exception of net investment hedges, are principally classified in the operating activities section of the condensed consolidated statements of cash flows, consistent with the underlying hedged item. Cash flows related to net investment hedges are classified in the investing activities section of the condensed consolidated statements of cash flows. Further, we do not offset derivative assets and liabilities on the condensed consolidated balance sheets. Our outstanding positions are discussed below.

2023 Q2 Form 10-Q | 14

Tale of Contents

Derivatives not designated as hedges
We may enter into foreign exchange forward or option contracts to reduce the effect of fluctuating currency exchange rates. Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures and are recorded at fair value with the gain or loss recognized in other expense (income), net in the condensed consolidated statements of operations. Forward contracts generally have maturities not exceeding 12 months. As of June 30, 2023 and December 31, 2022, we had outstanding foreign exchange contracts with aggregate notional amounts of $988 million and $784 million, respectively.
The amount of net (losses) gains on derivative instruments not designated as hedging instruments, recorded in other expense (income), net were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Foreign exchange forward contracts (1)	$(1)	$(7)	$1	$(15)
(1)These amounts were substantially offset in other expense (income), net by the effect of changing exchange rates on the underlying foreign currency exposures.
Derivatives designated as hedges
To manage our exposure to variable interest rate risk, we utilize interest rate swap contracts to effectively convert our variable-rate debt into fixed-rate debt. We recognize any differences between the variable interest rate payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense, net of capitalized interest over the life of the swaps. We have designated our interest rate swaps as cash flow hedges and record them at fair value on the condensed consolidated balance sheets. Changes in the fair value of the hedges are recognized in other comprehensive income (loss). Fair value is estimated based on quoted market values of similar hedges and is classified as Level 2 in the fair value hierarchy (see Note 10. Fair Value for further information). Our outstanding forward-starting interest rate swaps had maturities ranging between 2023 and 2028, with aggregate notional amounts of $3,800 million and $3,050 million as of June 30, 2023 and December 31, 2022, respectively.
In March 2023, we entered into new interest rate swap agreements with a combined notional amount of $1,000 million, which will become effective on October 1, 2023, following the maturity of certain current swaps with the same combined notional amount. Additionally, on May 1, 2023, we entered into new interest rate swap agreements with a combined notional amount of $750 million, which became effective on June 1, 2023, and mature in August 2028. As of June 30, 2023, when factoring in the $3,800 million of variable rate debt converted to fixed-rate through the use of interest rate swaps, our weighted-average effective interest rate on our outstanding indebtedness was 6.28%.
The amounts of net gains (losses) on cash flow hedges recorded, net of tax in other comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Forward-starting interest rate swaps	$29	$8	$(19)	$117
During the three months ended June 30, 2023 and 2022, activity on cash flow hedges recorded in other comprehensive income (loss) included gains of $55 million and $33 million, net of tax, respectively, related to mark-to-market adjustments. During the six months ended June 30, 2023 and 2022, activity on cash flow hedges recorded in other comprehensive income (loss) included gains of $33 million and $142 million, net of tax, respectively, related to mark-to-market adjustments.
In April 2022 and September 2022, we settled certain existing interest rate swaps and simultaneously entered into new agreements with the same notional amount and covering the same tenor. As a result, we received cash settlements of $132 million and $75 million, respectively, the former of which was reflected in net cash from operating activities in the condensed consolidated statement of cash flows for the six months ended June 30, 2022.
During the three months ended June 30, 2023 and 2022, we reclassified $29 million and $1 million of net gains, respectively, into interest expense, net of capitalized interest. During the six months ended June 30, 2023 and 2022, we reclassified $59 million of net gains and $2 million of net losses, respectively, into interest expense, net of capitalized interest. Over the next 12 months, we expect to reclassify a gain of $108 million to interest expense, net of capitalized interest.

2023 Q2 Form 10-Q | 15

Tale of Contents
Note 10. Fair Value
Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value measurements are based on a framework that utilizes the inputs market participants use to determine the fair value of an asset or liability and establishes a fair value hierarchy to prioritize those inputs. Level 1 fair value measurements are based on quoted prices in active markets for identical assets or liabilities. We determine our Level 2 fair value measurements based on a market approach using quoted market values or significant other observable inputs for identical or comparable assets or liabilities. Our Level 3 fair value measurements, which include the value of contingent consideration as of June 30, 2023, are based on unobservable inputs based on little or no market activity.
The following table summarizes the fair value information at June 30, 2023 and December 31, 2022 for assets and liabilities measured at fair value on a recurring basis in the respective balance sheet line items, as well as long-term debt, for which fair value is disclosed on a recurring basis:

		Fair Value Measurements Using
Financial statement line item	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2023
Recurring fair value measurements
Prepaid expenses and other - derivative instruments	$40	$—	$40	$—	$40
Other noncurrent assets - derivative instruments	51	—	51	—	51
Other noncurrent assets - investments with readily determinable fair value	9	9	—	—	9
Other current liabilities - derivative instruments	(35)	—	(35)	—	(35)
Other current liabilities - contingent consideration	(13)	—	—	(13)	(13)
Other noncurrent liabilities - contingent consideration	(25)	—	—	(25)	(25)
Financial instruments not carried at fair value
Long-term debt, including current portion	(6,118)	—	(5,942)	—	(5,942)

December 31, 2022
Recurring fair value measurements
Prepaid expenses and other - derivative instruments	$90	$—	$90	$—	$90
Other noncurrent assets - derivative instruments	10	—	10	—	10
Other noncurrent assets - investments with readily determinable fair value	7	7	—	—	7
Other current liabilities - derivative instruments	(64)	—	(64)	—	(64)
Financial instruments not carried at fair value
Long-term debt, including current portion	(5,900)	—	(5,711)	—	(5,711)
We also had investments without readily determinable fair values and equity method investments, which were classified as other noncurrent assets on our condensed consolidated balance sheets totaling $27 million as of June 30, 2023 and December 31, 2022. These investments are not recorded at fair value on a recurring basis, and as such, are not included in the fair value table above.
Contingent consideration liabilities totaling $38 million as of June 30, 2023 related to our acquisition of certain assets of NutriQuest during the first quarter of 2023 (see Note 4. Acquisitions, Divestitures and Other Arrangements for further information). We may pay up to $85 million in cash consideration, which is contingent upon the achievement of specific development, sales and geographic expansion milestones as outlined in the asset purchase agreement. The fair values of the contingent consideration liabilities were estimated using the Monte Carlo

2023 Q2 Form 10-Q | 16

Tale of Contents
simulation model, consisting of Level 3 inputs not observable in the market, including estimates relating to revenue forecasts, discount rates and volatility.

Note 11. Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income tax expense (benefit)	$18	$(4)	$23	$20
Effective tax rate	(23.0)%	28.6%	79.9%	32.3%
For the three and six months ended June 30, 2023, we recognized income tax expense of $18 million and $23 million, respectively. Our effective tax rates of (23.0)% and 79.9%, respectively, differ from the statutory income tax rates due to the earnings mix of income in jurisdictions with statutory tax rates higher than the U.S. and losses in the U.S. and various foreign affiliates for which there was no tax benefit, as valuation allowances have been established in those jurisdictions.
For the three and six months ended June 30, 2022, we recognized an income tax benefit of $4 million and income tax expense of $20 million, respectively. Our effective tax rates of 28.6% and 32.3%, respectively, differ from the statutory income tax rate largely due to changes in the earnings mix between periods resulting in projected losses in the U.S. The U.S. federal and state losses were subject to valuation allowances. The income tax (benefit) expense was partially offset by a $17 million income tax benefit reclassified from accumulated other comprehensive loss due to the termination of interest rates swaps during the three months ended June 30, 2022.
We were included in Eli Lilly and Company's (Lilly) U.S. tax examinations by the Internal Revenue Service through the full separation date of March 11, 2019. Pursuant to the tax matters agreement we executed with Lilly in connection with our initial public offering (IPO), the potential liabilities or potential refunds attributable to pre-IPO periods in which Elanco was included in a Lilly consolidated or combined tax return remain with Lilly. The U.S. examination of tax years 2016 to 2018 began in 2019 and remains ongoing.

Note 12. Commitments and Contingencies
Legal Matters
We are party to various legal actions that arise in the normal course of business. The most significant matters are described below. Loss contingency provisions are recorded when it is deemed probable that we will incur a loss and we can formulate a reasonable estimate of that loss.
Seresto Class Action Lawsuits and EPA Safety Review
Claims seeking actual damages, injunctive relief and/or restitution for allegedly deceptive marketing have been made against Elanco Animal Health Inc. and Bayer HealthCare LLC, along with other Elanco and Bayer entities, arising out of the use of Seresto™, a non-prescription flea and tick collar for cats and dogs. During 2021, putative class action lawsuits were filed in federal courts in the U.S. alleging that the Seresto collars contain pesticides that can cause serious injury and death to cats and/or dogs wearing the product. In August 2021, the lawsuits were consolidated by the Judicial Panel on Multidistrict Litigation, and the cases were transferred to the Northern District of Illinois. In June 2023, the parties agreed on the monetary terms of a potential settlement of the consolidated class action lawsuits. As a result, we determined that an accrual of $15 million was appropriate, given a settlement is now considered both estimable and probable as of June 30, 2023. The parties must still reach agreement on non-monetary terms, and any settlement, if reached, is subject to approval by the court, and likely will be subject to other conditions. We have recorded this $15 million accrual provision within other current liabilities on our condensed consolidated balance sheet, with a corresponding charge included within other expense (income), net on our condensed consolidated statements of operations for the three and six months ended June 30, 2023.
Also, in January 2023, a lawsuit seeking damages for alleged negligence, breach of statutory regulations, breach of statutory duties and deceptive marketing was filed in Israel against Elanco and other parties, arising out of the use of Seresto and Foresto™ flea and tick collars for cats and dogs that are marketed and sold in Europe and in Israel. We intend to defend our position vigorously, and as of the date of this filing, we are unable to estimate the probability of loss or range of loss, if any.
Further, in March 2021, a member of the U.S. House of Representatives who was serving as a subcommittee chair requested that Elanco produce certain documents and information related to the Seresto collar and further made a request to temporarily recall Seresto collars from the market. On June 15, 2022, the subcommittee held a hearing at which our CEO testified. During and after the hearing, the subcommittee chair repeated his request that Elanco voluntarily recall the collars and also requested that the U.S. Environmental Protection Agency (EPA) commence administrative proceedings that would allow the EPA to remove Seresto from the market.

2023 Q2 Form 10-Q | 17

Tale of Contents
Seresto is a pesticide registered with the EPA. In April 2021, a non-profit organization submitted a petition to the EPA requesting that the agency take action to cancel Seresto’s pesticide registration and suspend the registration pending cancellation. In response to the EPA's request for comments from the public on the petition, we submitted a comment to the EPA supporting the safety profile of Seresto and engaged in discussions with the EPA. On July 13, 2023, the EPA announced their completion of a comprehensive, multi-year review, with support from the FDA, of the Seresto flea and tick collar and confirmed the continued registration of the collar, denying the citizen's petition. As part of the EPA’s scientific review process, the agency analyzed incident data including third-party assessments and compared data to other EPA registered pet products. Based on comprehensive data from the review, the EPA concluded that Seresto continues to meet all the EPA’s standards for registration under the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA), which ensures that products do not pose unreasonable risk of harm.
Additional Legal Matters
For the litigation matters discussed below we either believe loss is not probable or are unable to estimate the possible loss or range of loss, if any. The process of resolving these matters is inherently uncertain and may develop over an extended period of time; therefore, at this time, the ultimate resolutions cannot be predicted. As of June 30, 2023 and December 31, 2022, we had no material liabilities established related to the litigation matters mentioned below.
On May 20, 2020, a shareholder class action lawsuit captioned Hunter v. Elanco Animal Health Inc., et al. was filed in the United States District Court for the Southern District of Indiana (the Court) against Elanco and certain executives. On September 3, 2020, the Court appointed a lead plaintiff, and on November 9, 2020, the lead plaintiff filed an amended complaint adding additional claims against Elanco, certain executives and other individuals. The lawsuit alleges, in part, that Elanco and certain of its executives made materially false and/or misleading statements and/or failed to disclose certain facts about Elanco’s supply chain, inventory, revenue and projections. The lawsuit seeks unspecified monetary damages and purports to represent purchasers of Elanco securities between September 30, 2018 and May 6, 2020, and purchasers of Elanco common stock issued in connection with Elanco's acquisition of Aratana. On January 13, 2021, we filed a motion to dismiss, and on August 17, 2022, the Court issued an order granting our motion to dismiss the case without prejudice. On October 14, 2022, the plaintiffs filed a motion for leave to amend the complaint. On December 7, 2022, we filed an opposition to the plaintiffs' motion, and we were awaiting the Court’s decision as of June 30, 2023. We believe the claims made in the case are meritless, and we intend to vigorously defend our position.
On October 16, 2020, a shareholder class action lawsuit captioned Saffron Capital Corporation v. Elanco Animal Health Inc., et al. was filed in the Marion Superior Court of Indiana against Elanco, certain executives and other individuals and entities. On December 23, 2020, the plaintiffs filed an amended complaint adding an additional plaintiff. The lawsuit alleges, in part, that Elanco and certain of its executives made materially false and/or misleading statements and/or failed to disclose certain facts about Elanco’s relationships with third party distributors and revenue attributable to those distributors within the registration statement on Form S-3 dated January 21, 2020 and accompanying prospectus filed in connection with Elanco’s public offering which closed on or about January 27, 2020. The lawsuit seeks unspecified monetary damages and purports to represent purchasers of Elanco common stock or TEUs issued in connection with the public offering. From February 2021 to August 2022, this case was stayed in deference to Hunter v. Elanco Animal Health Inc. On October 24, 2022, we filed a motion to dismiss. On December 23, 2022, the plaintiffs filed their opposition to the motion to dismiss. Prior to the ruling on the motion to dismiss, on June 8, 2023, the plaintiffs filed a motion for leave to file a second amended complaint, which is now the operative complaint. Our motion to dismiss the complaint is due on August 7, 2023. We believe the claims made in the case are meritless, and we intend to vigorously defend our position.
In the third quarter of 2019, Tevra Brands, LLC (Tevra) filed a complaint in the U.S. District Court of the Northern District of California, alleging that Bayer Animal Health (acquired by us in August 2020) had been involved in unlawful, exclusive dealing and tying of its flea and tick products Advantage, Advantix and Seresto and maintained a monopoly in the market. The complaint was amended in March 2020 and then dismissed in September 2020 with leave to amend. A second amended complaint was filed in March 2021 and realleges claims of unlawful exclusive dealing related to Advantage and Advantix and monopoly maintenance. A motion to dismiss the second amended complaint was denied in January 2022. Tevra’s demands include both actual and treble damages. The trial is scheduled for July 2024. We intend to defend our position vigorously.
Regulatory Matters
On July 1, 2021, we received a subpoena from the SEC relating to our channel inventory and sales practices prior to mid-2020. We have cooperated in providing documents and information to the SEC and will continue to do so.

2023 Q2 Form 10-Q | 18

Tale of Contents
Management believes that its actions were appropriate. At this stage, we are unable to estimate the range of any potential loss associated with this matter.
Other Commitments
As of June 30, 2023, we had a lease commitment that has not yet commenced for our new corporate headquarters in Indianapolis, Indiana. Total minimum lease payments are estimated to be approximately $378 million over a term of 25 years, excluding extensions. Final lease payments may vary depending on the actual cost of certain construction activities. Lease commencement is expected in 2025.
The land for our new corporate headquarters is located in a Tax Increment Finance District, and the project is, in part, funded through Tax Incremental Financing (TIF) through an incentive agreement between us and the City of Indianapolis. The agreement provides for an estimated total incentive of $64 million to be funded by the City of Indianapolis in connection with the future tax increment revenue generated from the developed property. In December 2021, as part of a funding and development agreement entered into between us and the developer, we made a commitment to use the expected TIF proceeds towards the cost of developing and constructing the headquarters. In exchange, the developer reimbursed us up to the $64 million commitment in 2021. During 2022, we refunded approximately $15 million of the TIF proceeds to the developer. As a result, it is our expectation that our future lease payments will be reduced. The remaining accrued incentive was included in other noncurrent liabilities on our condensed consolidated balance sheets and will be amortized over the lease term beginning on the commencement date and offset future rent expense.

Note 13. Earnings Per Share
We compute basic earnings (loss) per share by dividing net income (loss) available to common shareholders by the actual weighted average number of common shares outstanding for the reporting period. Elanco has variable common stock equivalents relating to certain equity awards in stock-based compensation arrangements. We also had variable common stock equivalents related to the TEU prepaid stock purchase contracts during the three and six months ended June 30, 2022, and in the first quarter of 2023 through the settlement date of February 1, 2023 (see Note 7. Equity for further discussion). Diluted earnings per share reflects the potential dilution that could occur if holders of the unvested equity awards converted their holdings into common stock and that could have occurred if holders of unsettled TEUs had converted their holdings into common stock prior to the February 1, 2023 settlement date. The weighted average number of potentially dilutive shares outstanding was calculated using the treasury stock method. Potential common shares that would have the effect of increasing diluted earnings per share (or reducing loss per share) are considered to be anti-dilutive and as such, these shares were not included in the calculation of diluted earnings (loss) per share.
Basic and diluted weighted-average shares outstanding were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Determination of shares:
Basic weighted-average common shares outstanding (1)	492.6	488.4	491.8	488.2
Assumed conversion of dilutive common stock equivalents (2)	—	—	0.9	3.9
Diluted weighted-average shares outstanding	492.6	488.4	492.7	492.1
(1)The TEU prepaid stock purchase contracts were convertible into a minimum of 14.3 million shares or a maximum of 17.2 million shares. The minimum 14.3 million shares were included in the calculation of basic weighted average shares from January 22, 2020 to February 1, 2023. The 17.2 million shares that were ultimately issued were included in the calculation of basic weighted average shares subsequent to the settlement date of February 1, 2023.
(2)For the three months ended June 30, 2023 and 2022, approximately 2.0 million and 3.2 million, respectively, of potential common shares were excluded from the calculation of diluted loss per share because their effect was anti-dilutive. For the six months ended June 30, 2023 and 2022, approximately 1.8 million and 1.6 million, respectively, of potential common shares were excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

2023 Q2 Form 10-Q | 19

Tale of Contents
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
Business Overview
Elanco is a global animal health company that develops products for pets and farm animals in more than 90 countries. With a heritage dating back to 1954, we rigorously innovate to improve the health of animals and to benefit our customers while fostering an inclusive, cause-driven culture for our employees. We operate our business in a single segment directed at fulfilling our vision of enriching the lives of people through food, making protein more accessible and affordable, and through pet companionship, helping pets live longer, healthier lives. We advance our vision by offering products in the Pet Health and Farm Animal product categories.
We offer a diverse portfolio of approximately 200 brands that make us a trusted partner to pet owners, veterinarians and farm animal producers. Our products are generally sold worldwide to third-party distributors and independent retailers and directly to farm animal producers and veterinarians. With the acquisition of Bayer Animal Health in 2020, we expanded our presence in retail and e-commerce channels, allowing our customers to shop where and how they want.
Key Trends and Factors Affecting Our Results of Operations
Acquisition and Integration Activity: As previously disclosed, in April 2023, we successfully completed the integration of the Bayer Animal Health business into Elanco's Enterprise Resource Planning (ERP) system. In connection with the integration, we communicated commercial shipping blackout periods that occurred in April, and, given this timing, we believe certain customers modified purchasing habits, which we estimate caused a shift of revenue from the second quarter of 2023 to the first quarter of approximately $90 million to $110 million. In addition, we extended payment terms related to approximately $35 million of revenue in the first quarter of 2023 in certain international markets, driven by the duration of the aforementioned blackout periods. While first quarter 2023 revenues benefited from this shift in purchases, this resulted in a corresponding decrease in revenues during the second quarter of 2023.
During the six months ended June 30, 2023, we continued to incur costs related to integration activities, including the build out of processes and systems to support our global organization. Integration costs totaled $75 million for the six months ended June 30, 2023. We anticipate some additional costs through 2023 as we finalize these integration activities.
Macroeconomic Factors: Our operations are exposed to and are impacted by various global macroeconomic factors. We face continuing market and operating challenges across the globe due to, among other factors, the Russia-Ukraine conflict, supply chain disruption, higher interest rates and inflationary pressures. Continued evolution of these conditions has led to economic slowdowns in certain countries and/or regions and has also led to volatility in consumer behavior, particularly impacting our over-the-counter (OTC) retail parasiticide products. We expect these global macroeconomic pressures to continue through 2023.
While there has been an overall improvement in the conditions related to the COVID-19 pandemic in 2023 as compared to 2022, we may continue to experience geographical variations. The extent to which the COVID-19 pandemic may continue to impact our financial condition and results of operations remains uncertain.
Russia-Ukraine Conflict: As a global animal health leader, we have an obligation to support the health of animals and people. At the center of that work is ensuring access and availability of food and avoiding the spread of disease. At this time, we are limiting our business in Russia to only the essential products that support these needs, while complying with all imposed sanctions. We do not currently manufacture products or source any materials from

2023 Q2 Form 10-Q | 20

Tale of Contents
companies in Russia for use in our products, but to continue to support the health of animals and people, we may in the future source products in Russia because of new laws requiring products sold in Russia to be produced there as well. We do not conduct business with the Russian government. During the six months ended June 30, 2023, revenue to Russian and Ukrainian customers represented approximately 1% of our consolidated revenue. Assets held in Russia as of June 30, 2023 represented less than 1% of our consolidated assets.
Seasonality: While many of our products are sold consistently throughout the year, we do experience seasonality in our pet health business due to increased demand for certain parasiticide product offerings in the first half of the year. For example, based upon historical results, approximately 75% and 60% of total annual revenue contributed by our higher-margin parasiticide products Seresto and Advantage Family, respectively, typically occurs during the first half of the year, which is reflective of the flea and tick season in the Northern Hemisphere. Therefore, total revenue for our pet health products through the first half of 2023 is not necessarily an indication of performance during the second half of the year.
Product Development and Regulatory Update
A key element of our targeted value creation strategy is to drive growth through portfolio development and product innovation. We continue to pursue the development of new chemical and biological molecules through our approach to innovation. Our future growth and success depend on both our pipeline of new products, including new products that we develop internally and may develop with partners and products that we are able to obtain through licenses or acquisitions, and the life cycle management of our existing products. We believe we are an industry leader in animal health R&D, with a track record of successful product innovation, business development and commercialization. For example, in July 2023 we launched our canine parvovirus monoclonal antibody in the U.S., the first and only approved therapeutic solution to treat canine parvovirus, one of the most contagious and deadly viruses a dog can contract.
Seresto: On July 13, 2023, the EPA announced their completion of a comprehensive, multi-year review, with support from the FDA, of the Seresto flea and tick collar and confirmed the continued registration of the collar. As part of the EPA’s scientific review process, the agency analyzed incident data including third-party assessments and compared data to other EPA-registered pet products. Based on comprehensive data from the study, the EPA concluded that Seresto continues to meet all the EPA’s standards for registration under the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA), which ensures that products do not pose unreasonable risk of harm. We believe the EPA's conclusions align with those of authorities worldwide, with Seresto being approved for use in more than 80 counties and supported by veterinary professionals around the globe. The robust scientific evidence continues to support Seresto's safe use.

Results of Operations
The following discussion and analysis of our results of operations should be read along with our condensed consolidated financial statements and the notes thereto.
Revision of Prior Period Financial Statements Primarily Relating to Tax Valuation Allowance Adjustment
In connection with the preparation of our financial statements as of and for the year ended December 31, 2022, a cumulative error was identified relating to the valuation allowance for taxes for a Southeast Asia affiliate. While immaterial to prior years, correcting this cumulative error in 2022 would have caused the 2022 financial statements to be materially misstated. As a result of having to make the revisions related to this error, we made other immaterial revisions to our 2022 unaudited interim consolidated financial statements. All of the revisions have been reflected throughout this Form 10-Q.

2023 Q2 Form 10-Q | 21

Tale of Contents

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2023	2022	% Change	2023	2022	% Change
Revenue	$1,057	$1,175	(10)%	$2,314	$2,401	(4)%
Costs, expenses and other:
Cost of sales	434	484	(10)%	928	993	(7)%
% of revenue	41%	41%	—%	40%	41%	(1)%
Research and development	81	82	(1)%	162	163	(1)%
% of revenue	8%	7%	1%	7%	7%	—%
Marketing, selling and administrative	353	343	3%	680	666	2%
% of revenue	33%	29%	4%	29%	28%	1%
Amortization of intangible assets	136	133	2%	270	270	—%
% of revenue	13%	11%	2%	12%	11%	1%
Asset impairment, restructuring and other special charges	35	86	(59)%	75	126	(40)%
Interest expense, net of capitalized interest	74	67	10%	138	119	16%
Other expense (income), net	23	(6)	NM	32	3	NM
(Loss) income before income taxes	(79)	(14)	464%	29	61	52%
% of revenue	(7)%	(1)%	(6)%	1%	3%	(2)%
Income tax expense (benefit)	18	(4)	NM	23	20	NM
Net (loss) income	$(97)	$(10)	870%	$6	$41	85%
Certain amounts and percentages may reflect rounding adjustments.
NM - Not meaningful
Revenue
As a global company, our products are sold in more than 90 countries, and as a result, significant portions of our revenue and expenses are recorded in currencies other than the U.S. dollar. As a result, our revenue is influenced by changes in foreign exchange rates. During the six months ended June 30, 2023 and 2022, approximately 54% and 52%, respectively, of our revenue was denominated in foreign currencies. Currency movements decreased revenue by 1% and 2% for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022.
Further, increases or decreases in inventory levels in our distribution channels can positively or negatively impact our quarterly revenue results, leading to variations in revenue. This can be a result of various factors, such as end customer demand, new customer contracts, heightened and generic competition, the need for certain inventory levels, our ability to renew distribution contracts with expected terms, our ability to implement commercial strategies, regulatory restrictions, unexpected customer behavior, proactive measures taken by us in response to shifting market dynamics, payment terms we extend, which are subject to internal policies, blackout shipping periods due to system downtime, implementations and integrations and procedures and environmental factors beyond our control.
On a global basis, our revenue by product category for the three and six months ended June 30, 2023 and 2022 is summarized as follows:

	Three Months Ended June 30,
	Revenue		% of Total Revenue		Increase (Decrease)
(Dollars in millions)	2023	2022	2023	2022	$ Change	% Change	CC (1)
Pet Health	$518	$610	49%	52%	$(92)	(15)%	(14)%
Farm Animal	527	553	50%	47%	(26)	(5)%	(3)%
Subtotal	1,045	1,163	99%	99%	(118)	(10)%	(9)%
Contract Manufacturing (2)	12	12	1%	1%	—	—%	1%
Total	$1,057	$1,175	100%	100%	(118)	(10)%	(9)%

2023 Q2 Form 10-Q | 22

Tale of Contents

	Six Months Ended June 30,
	Revenue		% of Total Revenue		Increase (Decrease)
(Dollars in millions)	2023	2022	2023	2022	$ Change	% Change	CC (1)
Pet Health	$1,193	$1,250	52%	52%	$(57)	(5)%	(3)%
Farm Animal	1,100	1,122	48%	47%	(22)	(2)%	1%
Subtotal	2,293	2,372	99%	99%	(79)	(3)%	(1)%
Contract Manufacturing (2)	21	29	1%	1%	(8)	(28)%	(23)%
Total	$2,314	$2,401	100%	100%	(87)	(4)%	(1)%
Note: Numbers may not add due to rounding
(1)Constant Currency (CC), a non-GAAP measure, is defined as revenue growth excluding the impact of foreign exchange rates. The calculation assumes the same foreign currency exchange rates that were in effect for the comparable prior-year period were used in translation of the current period results. We believe this metric provides a useful comparison to previous periods.
(2)Represents revenue from arrangements in which we manufacture products on behalf of a third party.
The effects of price, foreign exchange rates and volume on changes in revenue for the three and six months ended June 30, 2023 were as follows:

Three months ended June 30, 2023 (Dollars in millions)	Revenue	Price	FX Rate	Volume	Total	CC
Pet Health	$518	4%	(1)%	(19)%	(15)%	(14)%
Farm Animal	527	3%	(2)%	(6)%	(5)%	(3)%
Subtotal	1,045	4%	(1)%	(12)%	(10)%	(9)%
Contract Manufacturing	12	—%	—%	1%	—%	1%
Total	$1,057	4%	(1)%	(12)%	(10)%	(9)%

Six months ended June 30, 2023 (Dollars in millions)	Revenue	Price	FX Rate	Volume	Total	CC
Pet Health	$1,193	5%	(2)%	(7)%	(5)%	(3)%
Farm Animal	1,100	4%	(3)%	(3)%	(2)%	1%
Subtotal	2,293	4%	(2)%	(5)%	(3)%	(1)%
Contract Manufacturing	21	—%	(4)%	(23)%	(28)%	(23)%
Total	$2,314	4%	(2)%	(5)%	(4)%	(1)%
Note: Numbers may not add due to rounding
Pet Health revenue decreased $92 million, or 15%, for the three months ended June 30, 2023, compared to the similar period in 2022, driven by lower volumes and to a lesser extent, by an unfavorable impact from foreign exchange rates, partially offset by increased pricing. For the three months ended June 30, 2023, lower volumes principally related to the impact of the ERP system integration commercial blackout periods, which we believe resulted in modifications of certain customers' purchasing habits of legacy Bayer Animal Health products, shifting an estimated $65 million to $80 million in revenue from the second quarter of 2023 to the first quarter of 2023. Additionally, sales volumes were negatively impacted by declines in demand for retail parasiticide products in Spain and continued competitive pressure on certain parasiticide products in the U.S., partially offset by higher demand for pain and OTC products in the U.S. and revenue from new products.
Pet Health revenue decreased $57 million, or 5%, for the six months ended June 30, 2023, compared to the similar period in 2022, driven by lower volumes and to a lesser extent, by an unfavorable impact from foreign exchange rates, partially offset by increased pricing. For the six months ended June 30, 2023, lower volumes were attributable to pressured market demand for retail parasiticide products in several international markets, competitive pressure on certain U.S. prescription products and the impact of supply disruption in vaccines in the U.S. These reductions in sales volumes were partially offset by higher demand for pain and OTC products in the U.S. and increased revenue from new products.
Farm Animal revenue decreased by $26 million, or 5%, for the three months ended June 30, 2023, compared to the similar period in 2022, driven by lower volumes and an unfavorable impact from foreign exchange rates, partially offset by increased pricing. For the three months ended June 30, 2023, lower volumes principally related to the impact of the ERP system integration commercial blackout periods, which we believe resulted in modifications of certain customers' purchasing habits of legacy Bayer Animal Health products, shifting an estimated $25 million to $30 million in revenue from the second quarter of 2023 to the first quarter of 2023. Additional revenue from new

2023 Q2 Form 10-Q | 23

Tale of Contents
products, led by Experior, strength in European poultry and increased aqua demand were mostly offset by supply constraints for cattle vaccines in the U.S. and a weaker sheep season.
Farm Animal revenue decreased $22 million, or 2%, for the six months ended June 30, 2023, compared to the similar period in 2022, driven by lower volumes and an unfavorable impact from foreign exchange rates, partially offset by increased pricing. For the six months ended June 30, 2023, lower volumes were attributable to supply disruptions in U.S. cattle vaccines, reduced sales of cattle implants due to U.S. regulatory changes and generic competition. These reductions in volumes were partially offset by increased poultry demand outside of the U.S. and for aqua, and increased revenue from new products, led by Experior.

Cost of Sales

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2023	2022	% Change	2023	2022	% Change
Cost of sales	$434	$484	(10)%	$928	$993	(7)%
% of revenue	41%	41%		40%	41%
Cost of sales decreased $50 million for the three months ended June 30, 2023, primarily due to lower revenue compared to the same period in the prior year, while cost of sales as a percentage of revenue was flat year over year. Product price increases and the impact of foreign exchange rates on international inventories sold were largely offset by inflationary impacts on input costs and conversion costs, lower manufacturing productivity and the impact of certain customers' elevated purchasing of legacy Bayer Animal Health products in the first quarter of 2023, ahead of our ERP system integration, as this latter event had a larger impact on our Pet Health products, which typically have higher gross margins.
Cost of sales decreased $65 million for the six months ended June 30, 2023, primarily due to lower revenue compared to the same period in the prior year. Cost of sales as a percentage of revenue decreased from 41% for the six months ended June 30, 2022 to 40% for the six months ended June 30, 2023, due to a combination of product price increases and the impact of foreign exchange rates on international inventories sold, partially offset by inflationary impacts on input costs and conversion costs and lower manufacturing productivity.
Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2023	2022	% Change	2023	2022	% Change
Research and development	$81	$82	(1)%	$162	$163	(1)%
% of revenue	8%	7%		7%	7%
Research and development expenses were essentially flat for the three and six months ended June 30, 2023, as compared to the same periods in the prior year.
Marketing, Selling and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2023	2022	% Change	2023	2022	% Change
Marketing, selling and administrative	$353	$343	3%	$680	$666	2%
% of revenue	33%	29%		29%	28%
Marketing, selling and administrative expenses increased $10 million and $14 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year, primarily driven by increases in marketing spend, employee compensation costs, travel and meeting expenses and consulting services.
Amortization of Intangible Assets

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2023	2022	% Change	2023	2022	% Change
Amortization of intangible assets	$136	$133	2%	$270	$270	—%
Amortization of intangible assets was essentially flat for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year, as the addition of amortization of intangible assets recorded from the acquisition of certain assets of NutriQuest during the current year was mostly offset by the impact of foreign exchange rates.

2023 Q2 Form 10-Q | 24

Tale of Contents
Asset Impairment, Restructuring and Other Special Charges

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2023	2022	% Change	2023	2022	% Change
Asset impairment, restructuring and other special charges	$35	$86	(59)%	$75	$126	(40)%
For additional information regarding our asset impairment, restructuring and other special charges, see Note 5. Asset Impairment, Restructuring and Other Special Charges to the condensed consolidated financial statements. The decrease of $51 million for both the three and six months ended June 30, 2023, compared to the prior year, was primarily due to the $59 million charge related to the expensing of an IPR&D asset licensed from BexCaFe during the three months ended June 30, 2022, which did not recur in the current year. Amounts recorded during the three and six months ended June 30, 2023 primarily represented costs associated with the implementation of new systems, programs and processes resulting from the integration of Bayer Animal Health.
Interest Expense, Net of Capitalized Interest

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2023	2022	% Change	2023	2022	% Change
Interest expense, net of capitalized interest	$74	$67	10%	$138	$119	16%
Interest expense, net of capitalized interest increased $7 million and $19 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year, primarily due to higher interest rates on our outstanding variable-rate debt and rate increases on our Senior Notes driven by credit downgrades. The increases were partially offset by a $17 million debt extinguishment charge recorded during the three months ended June 30, 2022, which did not recur in the current year.
Other expense (income), net

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2023	2022	% Change	2023	2022	% Change
Other expense (income), net	$23	$(6)	NM	$32	$3	NM
Other expense (income), net for the three months ended June 30, 2023, primarily consisted of a settlement provision of $15 million recorded in June related to the Seresto class action lawsuits (see Note 12. Commitments and Contingencies for further information). Devaluation losses of approximately $7 million related to the hyperinflationary environment in Turkey and Argentina were also recorded within other expense (income), net during the three months ended June 30, 2023 ($9 million for the six months ended June 30, 2023). Other expense (income), net for the six months ended June 30, 2023, also included foreign exchange losses and mark-to-market adjustments on equity investments.
Income tax expense (benefit)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2023	2022	% Change	2023	2022	% Change
Income tax expense (benefit)	$18	$(4)	NM	$23	$20	NM
Effective tax rate	(23.0)%	28.6%		79.9%	32.3%
Income tax expense increased to $18 million for the three months ended June 30, 2023, compared to an income tax benefit of $4 million in the same period of the prior year. The effective tax rate was negative for the three months ended June 30, 2023, and differed from the statutory income tax rate primarily due to the earnings mix of income in jurisdictions with statutory tax rates higher than the U.S. and losses in the U.S. and various foreign affiliates for which there was no tax benefit, as valuation allowances have been established in those jurisdictions. The income tax benefit for the three months ended June 30, 2022, was primarily attributable to a $17 million income tax benefit reclassified from accumulated other comprehensive loss due to the termination of interest rates swaps during the three months ended June 30, 2022.
Income tax expense increased $3 million for the six months ended June 30, 2023, compared to the same period in the prior year, and the effective tax rate increased to 79.9%, compared to 32.3% in the prior year period. These increases were primarily due to changes in the earnings mix between periods resulting in projected losses in the U.S. and various other foreign affiliates for which there was no tax benefit, as valuation allowances had been established in those jurisdictions. Income tax expense for the six months ended June 30, 2022, included a $17 million income tax benefit reclassified from accumulated other comprehensive loss due to the termination of interest rates swaps during the three months ended June 30, 2022.

2023 Q2 Form 10-Q | 25

Tale of Contents

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash flows from operations and funds available under our credit facilities. As a significant portion of our business is conducted internationally, we hold a significant portion of cash outside of the U.S. We monitor and adjust the amount of foreign cash based on projected cash flow requirements. Our ability to use foreign cash to fund cash flow requirements in the U.S. may be impacted by local regulations and, to a lesser extent, the income taxes associated with transferring cash to the U.S. We intend to indefinitely reinvest foreign earnings for continued use in our foreign operations. As our business evolves, we may change that strategy, particularly to the extent we identify tax efficient reinvestment alternatives for our foreign earnings or change our cash management strategy.
We believe our primary sources of liquidity are sufficient to fund our short-term and long-term existing and planned capital requirements, which include working capital obligations, funding existing marketed and pipeline products, capital expenditures, business development in our targeted areas, short-term and long-term debt obligations, such as principal and interest payments, as well as interest rate swaps, operating lease payments, purchase obligations and costs associated with business integrations. As of June 30, 2023, we had cash and cash equivalents of $367 million and unused borrowing capacity on our Revolving Credit Facility of approximately $500 million. In addition, we have the ability to access capital markets to obtain debt financing for longer-term funding, if required. Further, we believe we have sufficient cash flow and liquidity to remain in compliance with our debt covenants.
Our ability to meet future funding requirements may be impacted by macroeconomic, business and financial volatility. As market conditions change, we will continue to monitor our liquidity position. However, a challenging economic environment or an economic downturn may impact our liquidity or ability to obtain future financing. See "Item 1A. Risk Factors - We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful" in Part I of our 2022 Form 10-K.
Cash Flows
The following table provides a summary of cash flows from operating, investing and financing activities for the six months ended June 30, 2023 and 2022:

(Dollars in millions)	Six Months Ended June 30,
Net cash (used for) provided by:	2023	2022	$ Change
Operating activities	$(84)	$250	$(334)
Investing activities	(98)	(66)	(32)
Financing activities	213	(296)	509
Effect of exchange-rate changes on cash and cash equivalents	(9)	(19)	10
Net increase (decrease) in cash and cash equivalents	$22	$(131)	$153
Operating activities
Cash used for (provided by) operating activities decreased $334 million to a use of cash of $84 million for the six months ended June 30, 2023, compared to cash provided by operating activities of $250 million for the six months ended June 30, 2022. The decrease in cash from operating activities primarily relates to changes in operating assets and liabilities, particularly accounts receivable and inventories, as well as $132 million of proceeds from interest rate swap settlements that were received during the six months ended June 30, 2022, that did not recur in the current year.
In the past, we have extended our payment terms for distributors on occasion. Specifically, due to the ERP system integration completed in the second quarter of 2023, we increased inventories on hand and extended payment terms on sales totaling $35 million for some customers during the first quarter of 2023 to ensure that our product was available for a period of time during which there were no shipments. Although we presently have no plans to do so in the future, it is possible that we will need to extend payment terms in certain situations, for example, as a result of competitive pressures, macroeconomic factors and the need for certain inventory levels in our distribution channels to avoid supply disruptions. In the event we do extend payment terms in the future, such extensions could result in additional uses of cash.
Investing activities
Cash used for investing activities was $98 million for the six months ended June 30, 2023 as compared to $66 million for the six months ended June 30, 2022. The increase in cash used for investing activities was primarily driven by cash paid for the acquisition of certain assets of NutriQuest of $16 million during the six months ended June 30, 2023 as well as a year over year increase in cash paid for intangible assets, primarily related to

2023 Q2 Form 10-Q | 26

Tale of Contents
development/regulatory milestones achieved upon FDA approval of the original new animal drug application for Bexacat in December 2022 (see Note 4. Acquisitions, Divestitures and Other Arrangements for further information).
Financing activities
Cash provided by financing activities was $213 million for the six months ended June 30, 2023 as compared to cash used for financing activities of $296 million for the six months ended June 30, 2022. Cash provided by financing activities during the six months ended June 30, 2023, reflected proceeds of $250 million from our revolving credit facility, partially offset by the repayment of indebtedness outstanding under our long-term borrowings. Cash used for financing activities of $296 million during the six months ended June 30, 2022, primarily reflected the tender offer completed during the period as well as net repayments on our revolving credit facility and the repayment of indebtedness outstanding under our term loan B credit facility, partially offset by proceeds from the issuance of our incremental term facilities.
Description of Indebtedness
For a complete description of our existing debt and available credit facilities as of June 30, 2023 and December 31, 2022, see Note 10. Debt within Item 8, “Financial Statements and Supplementary Data,” of Part II of our 2022 Form 10-K. New developments are discussed in Note 8. Debt of this Form 10-Q.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Certain of our accounting policies are considered critical because these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often requiring the use of estimates about the effects of matters that are inherently uncertain. Actual results that differ from our estimates could have an unfavorable effect on our financial position and results of operations. We apply estimation methodologies consistently from year to year. Such policies are summarized in Item 7, "Management's Discussion & Analysis of Results of Financial Condition and Results of Operations," of our 2022 Form 10-K. There were no significant changes or developments in the application of our critical accounting policies during the six months ended June 30, 2023.
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
Significant management judgment is required in estimating our reporting unit’s fair value and in the creation of forecasts of future operating results that are used in the discounted cash flow method of valuation. These include, but are not limited to, estimates and assumptions regarding (1) our future cash flows, revenue, and other profitability measures, (2) the long-term growth rate of our business, and (3) the determination of our weighted-average cost of capital, which is a factor in determining the discount rate. We make these judgments based on our historical experience, relevant market size, historical pricing of similar products and expected industry trends. These assumptions are subject to change in future periods because of, among other things, additional information, financial information based on further historical experience, changes in competition, our investment decisions, volatility in foreign currency exchange rates, results of research and development and changes in macroeconomic conditions, including rising interest rates and inflation. A change in these assumptions or the use of alternative estimates and assumptions could have a significant impact on the estimated fair value and may expose us to goodwill impairment losses.
As a result of our quantitative assessment, we estimated that the fair value of our single reporting unit exceeded the carrying amount by more than 20% as of September 30, 2022 and, therefore, no impairment existed with respect to our goodwill. Given our market capitalization remained lower than our book value as of June 30, 2023, we reevaluated our impairment testing from a qualitative perspective as of this date, with no change to our previous conclusion that no impairment exists.

2023 Q2 Form 10-Q | 27

Tale of Contents
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
We generally identify hyperinflationary markets as those markets whose cumulative inflation rate over a three-year period exceeds 100%. We have concluded that our Argentina subsidiary is operating in a hyperinflationary market. As a result, beginning in the second quarter of 2018, the functional currency of our Argentina subsidiary changed from the local currency to the U.S. dollar. During the six months ended June 30, 2023, revenue in Argentina represented less than 1% of our consolidated revenue. Assets held in Argentina as of June 30, 2023 represented less than 1% of our consolidated assets.
During the first quarter of 2022, Turkey’s three-year cumulative inflation rate also exceeded 100%, and as such, we concluded that Turkey became a hyperinflationary economy for accounting purposes. As of April 1, 2022, we applied hyperinflationary accounting for our subsidiary in Turkey and changed its functional currency from the Turkish lira to the U.S. dollar. During the six months ended June 30, 2023, revenue in Turkey represented less than 1% of our consolidated revenue. Assets held in Turkey as of June 30, 2023 represented less than 1% of our consolidated assets.
The application of hyperinflationary accounting for our subsidiaries in Argentina and Turkey have resulted in approximately $9 million of foreign currency related expense during the six months ended June 30, 2023, which was included within other expense (income), net. In the future, we may incur larger currency devaluations, which could have a material adverse impact on our results of operations.
Interest Risk
During the first quarter of 2023, our variable-rate debt was subject to fluctuations in interest rates based on both LIBOR and Term SOFR. Effective April 1, 2023, we transitioned the reference rate used in our credit facilities, and as a result, our variable-rate debt is now exclusively indexed to Term SOFR, including the new Securitization Facility entered into on August 3, 2023 (see Note 8. Debt for further details). As of June 30, 2023, we held interest rate swap agreements with a notional value of $3,800 million that had the economic effect of modifying this amount of our variable-rate debt to fixed-rate. Subsequent to the issuance of the Securitization Facility and early redemption of the 4.272% Senior Notes due 2023, approximately 75% of our long-term indebtedness now bears interest at a fixed-rate (including variable-rate converted to fixed-rate through the use of interest rate swaps).

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
Our management, with the participation of Jeffrey N. Simmons, president and chief executive officer, and Todd S. Young, executive vice president and chief financial officer, evaluated our disclosure controls and procedures as of June 30, 2023. As disclosed in Item 9A of Part II of our 2022 Form 10-K, management concluded that a material weakness existed as of December 31, 2022 resulting from the ineffective review of the annual income tax provision, including the valuation allowance related to deferred tax assets. We have developed a remediation plan which requires the effective operation of certain quarterly and annual controls. Therefore, the material weakness cannot be fully remediated until we assess the effectiveness of our internal control over financial reporting for the year ending December 31, 2023. Based on this evaluation, the chief executive officer and the chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures remained ineffective.
(b)Changes in Internal Controls. During the second quarter of 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the aforementioned material weakness.

2023 Q2 Form 10-Q | 28

Tale of Contents

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 12. Commitments and Contingencies to the condensed consolidated financial statements for a summary of our legal proceedings, which is incorporated herein by reference.

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
Since that time, on July 13, 2023, the EPA announced the completion of its comprehensive, multi-year review of the Seresto flea and tick collar and confirmed the continued registration of the collar. However, if any similar claims with respect to our other products are resolved adversely to us, or if a regulatory agency determines that a recall or cancellation of registrations of any of our products is necessary, such action could cause harm to our reputation, reduce our product sales, result in monetary penalties and other costly remedies against us, and could therefore have a material adverse effect on our business, financial condition and results of operations.
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
During the first quarter of 2023, certain of our credit facilities bore interest at variable interest rates that used the London Inter-Bank Offered Rate (LIBOR) as a benchmark rate. Effective April 1, 2023, and in accordance with the

2023 Q2 Form 10-Q | 29

Tale of Contents
provisions outlined in our underlying credit agreements, we transitioned the reference rate used in our credit facilities from LIBOR to Term SOFR.
Term SOFR measures the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. While this change did not have a material impact on our condensed consolidated financial statements, we continue to be exposed to the risk of rising interest rates, given our level of variable-rate indebtedness. Term SOFR rate increases over the course of 2023 have led to an increase in both our interest expense and cash paid for interest, and any further increases in Term SOFR rates would expose us to additional interest rate risk and additional expense. Further, we are exposed to the risk of rising interest rates to the extent we fund our operations with short-term or variable-rate borrowings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(none)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(none)

ITEM 4. MINE SAFETY DISCLOSURES

(none)

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2023, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

2023 Q2 Form 10-Q | 30

Tale of Contents
ITEM 6. EXHIBITS

The following exhibits are either filed or furnished herewith (as applicable) or, if so indicated, incorporated by reference to the documents indicated in parentheses, which have previously been filed or furnished with the Securities and Exchange Commission.

Exhibit Number	Description
10.1
Amended and Restated Elanco Animal Health Incorporated Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders filed with the SEC on April 6, 2023).

10.2
Amended and Restated 2018 Elanco Animal Health Incorporated Stock Plan (incorporated by reference to Appendix C to the Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders filed with the SEC on April 6, 2023).

10.3
Receivables Loan Agreement among Elanco SPEAR LLC, Elanco US Inc., The Various Lenders and Lender Agents from Time to Time Party Thereto and Coöperatieve Rabobank U.A., New York Branch, dated as of August 3, 2023 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on August 7, 2023).

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

2023 Q2 Form 10-Q | 31

Tale of Contents
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELANCO ANIMAL HEALTH INCORPORATED
(Registrant)

Date:	August 7, 2023	/s/ Jeffrey N. Simmons
Jeffrey N. Simmons
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2023	/s/ Todd S. Young
Todd S. Young
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

2023 Q2 Form 10-Q | 32