Form 10-Q
period 2023-09-30
Elanco Animal Health Inc
filed 2023-11-07
CIK 1739104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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
Yes ☐ No ☒
The number of shares of common stock outstanding as of November 2, 2023 was 492,798,113.

ELANCO ANIMAL HEALTH INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2023

2023 Q3 Form 10-Q | 1

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
•the potential impact on our business and global economic conditions resulting from regional conflicts;
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

2023 Q3 Form 10-Q | 2

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
•risks related to the use of machine learning and artificial intelligence by us and our competitors;
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
•the effect of our substantial indebtedness on our business, including restrictions in our debt agreements that limit our operating flexibility, changes in our credit ratings that lead to higher borrowing expenses and may restrict access to credit and changes in interest rates that may adversely affect earnings and cash flows;
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

2023 Q3 Form 10-Q | 3

PART I

ITEM 1. FINANCIAL STATEMENTS

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$1,068	$1,026	$3,382	$3,426
Costs, expenses and other:
Cost of sales	487	472	1,415	1,465
Research and development	86	78	248	241
Marketing, selling and administrative	313	298	993	963
Amortization of intangible assets	140	128	410	398
Asset impairment, restructuring and other special charges	16	26	91	152
Goodwill impairment	1,042	—	1,042	—
Interest expense, net of capitalized interest	72	60	210	179
Other expense, net	9	8	41	11
	2,165	1,070	4,450	3,409
(Loss) income before income taxes	(1,097)	(44)	(1,068)	17
Income tax (benefit) expense	(1)	21	22	41
Net loss	$(1,096)	$(65)	$(1,090)	$(24)

Loss per share:
Basic	$(2.22)	$(0.13)	$(2.21)	$(0.05)
Diluted	$(2.22)	$(0.13)	$(2.21)	$(0.05)
Weighted-average shares outstanding:
Basic	492.7	488.4	492.1	488.3
Diluted	492.7	488.4	492.1	488.3

See accompanying notes to condensed consolidated financial statements.

2023 Q3 Form 10-Q | 4

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(1,096)	$(65)	$(1,090)	$(24)
Other comprehensive loss:
Cash flow hedges, net of taxes	—	62	(19)	179
Foreign currency translation, net of taxes	(197)	(418)	(65)	(973)
Defined benefit pension and retiree health benefit plans, net of taxes	(4)	(2)	(6)	(4)
Other comprehensive loss, net of taxes	(201)	(358)	(90)	(798)
Comprehensive loss	$(1,297)	$(423)	$(1,180)	$(822)

See accompanying notes to condensed consolidated financial statements.

2023 Q3 Form 10-Q | 5

Elanco Animal Health Incorporated
Condensed Consolidated Balance Sheets
(in millions, except share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$369	$345
Accounts receivable, net	911	797
Other receivables	224	205
Inventories	1,690	1,538
Prepaid expenses and other	371	394
Total current assets	3,565	3,279
Noncurrent Assets
Goodwill	4,902	5,993
Other intangibles, net	4,475	4,842
Other noncurrent assets	410	378
Property and equipment, net	992	999
Total assets	$14,344	$15,491
Liabilities and Equity
Current Liabilities
Accounts payable	$296	$390
Sales rebates and discounts	356	324
Current portion of long-term debt	39	388
Other current liabilities	574	600
Total current liabilities	1,265	1,702
Noncurrent Liabilities
Long-term debt	5,870	5,448
Deferred taxes	643	662
Other noncurrent liabilities	432	390
Total liabilities	8,210	8,202
Commitments and Contingencies
Equity
Common stock, no par value, 5,000,000,000 shares authorized, 492,683,420 and 474,237,738 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	8,763	8,738
Accumulated deficit	(2,147)	(1,057)
Accumulated other comprehensive loss	(482)	(392)
Total equity	6,134	7,289
Total liabilities and equity	$14,344	$15,491

See accompanying notes to condensed consolidated financial statements.

2023 Q3 Form 10-Q | 6

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Equity (Unaudited)
(Dollars and shares in millions)

	Common Stock				Accumulated Other Comprehensive Loss
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Cash Flow Hedge	Foreign Currency Translation	Defined Benefit Pension and Retiree Health Benefit Plans	Total	Total Equity
December 31, 2021	473.1	$—	$8,696	$(979)	$25	$(253)	$19	$(209)	$7,508
Net income	—	—	—	51	—	—	—	—	51
Other comprehensive income (loss), net of tax	—	—	—	—	109	(85)	(1)	23	23
Stock-based compensation activity, net	1.0	—	3	—	—	—	—	—	3
March 31, 2022	474.1	—	8,699	(928)	134	(338)	18	(186)	7,585
Net loss	—	—	—	(10)	—	—	—	—	(10)
Other comprehensive income (loss), net of tax	—	—	—	—	8	(470)	(1)	(463)	(463)
Stock-based compensation activity, net	—	—	13	—	—	—	—	—	13
June 30, 2022	474.1	—	8,712	(938)	142	(808)	17	(649)	7,125
Net loss	—	—	—	(65)	—	—	—	—	(65)
Other comprehensive income (loss), net of tax	—	—	—	—	62	(418)	(2)	(358)	(358)
Stock-based compensation activity, net	—	—	12	—	—	—	—	—	12
September 30, 2022	474.1	$—	$8,724	$(1,003)	$204	$(1,226)	$15	$(1,007)	$6,714

December 31, 2022	474.2	$—	$8,738	$(1,057)	$182	$(672)	$98	$(392)	$7,289
Net income	—	—	—	103	—	—	—	—	103
Other comprehensive income (loss), net of tax	—	—	—	—	(48)	130	—	82	82
Stock-based compensation activity, net	1.0	—	6	—	—	—	—	—	6
Conversion of tangible equity units (TEUs) into common stock	17.2	—	—	—	—	—	—	—	—
March 31, 2023	492.4	—	8,744	(954)	134	(542)	98	(310)	7,480
Net loss	—	—	—	(97)	—	—	—	—	(97)
Other comprehensive income (loss), net of tax	—	—	—	—	29	2	(2)	29	29
Stock-based compensation activity, net	0.2	—	8	—	—	—	—	—	8
June 30, 2023	492.6	—	8,752	(1,051)	163	(540)	96	(281)	7,420
Net loss	—	—	—	(1,096)	—	—	—	—	(1,096)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(197)	(4)	(201)	(201)
Stock-based compensation activity, net	0.1	—	11	—	—	—	—	—	11
September 30, 2023	492.7	$—	$8,763	$(2,147)	$163	$(737)	$92	$(482)	$6,134

See accompanying notes to condensed consolidated financial statements.

2023 Q3 Form 10-Q | 7

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(1,090)	$(24)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	523	514
Goodwill impairment	1,042	—
Stock-based compensation expense	31	44
Asset impairment and write-down charges	5	81
Proceeds from interest rate swap settlements	57	207
Changes in operating assets and liabilities, net of acquisitions	(446)	(385)
Other non-cash operating activities, net	(8)	2
Net Cash Provided by Operating Activities	114	439
Cash Flows from Investing Activities
Net purchases of property and equipment and software	(99)	(94)
Cash paid for acquisitions	(19)	—
Purchases of intangible assets	(14)	(11)
Other investing activities, net	(2)	2
Net Cash Used for Investing Activities	(134)	(103)
Cash Flows from Financing Activities
Proceeds from Revolving Credit Facility	350	563
Repayments of Revolving Credit Facility	(53)	(813)
Proceeds from Securitization Facility	250	—
Repayments of Securitization Facility	(97)	—
Proceeds from issuance of long-term debt	—	425
Repayments of long-term borrowings	(388)	(607)
Other financing activities, net	(6)	(33)
Net Cash Provided by (Used for) Financing Activities	56	(465)
Effect of exchange rate changes on cash and cash equivalents	(12)	(49)
Net increase (decrease) in cash and cash equivalents	24	(178)
Cash and cash equivalents – beginning of period	345	638
Cash and cash equivalents – end of period	$369	$460

See accompanying notes to condensed consolidated financial statements.

2023 Q3 Form 10-Q | 8

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

Note 2. Implementation of New Financial Accounting Pronouncements
The following table provides a brief description of an accounting standard that was adopted during the nine months ended September 30, 2023:

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

2023 Q3 Form 10-Q | 9

generally once the goods have been shipped and the customer has assumed title. For contract manufacturing organization (CMO) arrangements, we recognize revenue over time or at a point in time depending on our evaluation of when the customer obtains control of the promised goods or services.
We have a single customer that accounted for approximately 10% and 11% of revenue for the nine months ended September 30, 2023 and 2022, respectively. Product sales with this customer resulted in accounts receivable of $96 million and $73 million at September 30, 2023 and December 31, 2022, respectively.
Provisions for sales rebates and discounts are recorded as a reduction to revenue in the period the related sales are recognized and are based on specific agreements. In determining the appropriate accrual amount, we consider our historical experience with similar incentive programs, current sales data and estimates of inventory levels at our channel distributors. The following table summarizes the activity in our global sales rebates and discounts liability:

	Nine Months Ended September 30,
	2023	2022
Beginning balance	$324	$319
Reduction of revenue	558	524
Payments	(522)	(521)
Foreign currency translation adjustments	(4)	(18)
Ending balance	$356	$304
Adjustments to revenue recognized as a result of changes in estimates during the nine months ended September 30, 2023 and 2022 for product shipped in previous periods were not material. Actual global product returns were approximately 1% of net revenue for the nine months ended September 30, 2023 and 2022.
Disaggregation of Revenue
The following table summarizes our revenue disaggregated by product category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Pet Health	$495	$469	$1,688	$1,718
Farm Animal:
Cattle	242	227	700	722
Poultry	184	176	545	529
Swine	93	95	284	284
Aqua	42	47	132	132
Total Farm Animal	561	545	1,661	1,667
Contract Manufacturing (1)	12	12	33	41
Revenue	$1,068	$1,026	$3,382	$3,426
(1)Represents revenue from arrangements in which we manufacture products on behalf of a third party.
The following table summarizes our revenue disaggregated by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$479	$475	$1,522	$1,536
International	589	551	1,860	1,890
Revenue	$1,068	$1,026	$3,382	$3,426

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

2023 Q3 Form 10-Q | 10

The composition of the purchase price was as follows:

Up-front cash consideration	$16
Deferred cash consideration due January 4, 2024	5
Fair value of contingent consideration	37
Total purchase consideration	$58
The NutriQuest acquisition was accounted for as a business combination under the acquisition method of accounting. The acquisition method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date, with the excess of the purchase price over the fair value of the acquired assets recorded as goodwill. The determination of estimated fair value requires management to make significant estimates and assumptions. Contingent consideration for this acquisition includes up to $85 million of cash consideration payable if specific development, sales and geographic expansion milestones are achieved, as outlined in the asset purchase agreement. The initial fair value of this contingent consideration liability of $37 million was estimated at the acquisition date using a Monte Carlo simulation model, which represented a Level 3 measurement under the fair value measurement hierarchy (see Note 10. Fair Value for further information).
The following table summarizes the preliminary amounts recognized for assets acquired as of the acquisition date:

Inventories	$3
Intangible assets:
Marketed products	29
Acquired in-process research and development (IPR&D)	10
Other intangible assets	15
Total identifiable assets	57
Goodwill	1
Total consideration transferred	$58
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
The accounting for this acquisition has not been finalized as of September 30, 2023. The purchase price allocation is preliminary and subject to change, including the valuation of the contingent consideration and intangible assets. The final determination of these amounts will be completed as soon as possible but no later than one year from the acquisition date. Revenue attributable to the NutriQuest acquisition for the nine months ended September 30, 2023, was approximately $16 million.
NutriQuest Brazil Acquisition
On August 1, 2023, we acquired certain assets including inventory and distribution rights for certain marketed products from NutriQuest Nutricao Animal Ltda (NutriQuest Brazil) for total purchase consideration of $19 million. The composition of the purchase price included cash paid on the closing date of approximately $3 million, with consideration payable through 2026 valued at approximately $16 million, a portion of which is contingent upon the continuation of certain terms and conditions set forth in the asset purchase agreement. The NutriQuest Brazil acquisition was accounted for as a business combination under the acquisition method of accounting.
The following table summarizes the preliminary amounts recognized for assets acquired as of the acquisition date:

Inventories	$3
Definite-lived intangible assets	15
Total identifiable assets	18
Goodwill	1
Total consideration transferred	$19

2023 Q3 Form 10-Q | 11

The acquired definite-lived intangible assets are being amortized over a weighted-average estimated useful life of approximately nine years on a straight-line basis. The estimated fair values of identifiable intangible assets were determined using the income approach. The purchase price allocation for this acquisition is preliminary as of September 30, 2023, and subject to change, including the valuation of the intangible assets. The final determination of these amounts will be completed as soon as possible but no later than one year from the acquisition date. Neither revenue nor income before taxes included within our condensed consolidated statements of operations from NutriQuest Brazil were material for the three and nine months ended September 30, 2023.
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
Based on the terms of the agreements and cash proceeds received to date, as of September 30, 2023, we had a net receivable balance from TriRx of $73 million from the sales of Shawnee and Speke, which was included within other receivables on the condensed consolidated balance sheets. In May 2023, we entered into amendments to the agreements which effectively restructured the payment schedule related to the remaining amount owed. Under the terms of the amendments we expect to receive approximately $67 million of this receivable balance upon the earlier of the date on which certain conditions are met or in equal installments over a twelve-month period beginning January 31, 2024, with the remainder due within the next 12 months. We continue to assess the collectibility of these receivables from TriRx and continue to believe amounts owed are collectible. Further, we have rights to certain collateral in the event of a default and we continue to monitor the value of this collateral.
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
During the nine months ended September 30, 2023, we paid $13 million to BexCaFe in connection with development/regulatory milestones achieved upon U.S. Food and Drug Administration (FDA) approval of the original new animal drug application for Bexacat in December 2022. Remaining contingent consideration liabilities of $35 million were included in other current liabilities and other noncurrent liabilities on our condensed consolidated balance sheet as of September 30, 2023.

2023 Q3 Form 10-Q | 12

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
Components of asset impairment, restructuring and other special charges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restructuring charges (credits)(1)	$—	$—	$—	$(7)

Acquisition related charges(2)	11	27	86	77

Asset impairments and other items (3)	5	(1)	5	82
Total expense	$16	$26	$91	$152
(1)Restructuring credits in 2022 related to adjustments resulting from the reversal of severance accruals associated with 2021 restructuring programs, resulting from final negotiations and certain restructured employees filling open positions.
(2)Acquisition related charges included transaction costs directly related to acquiring businesses, such as expenditures for banking, legal, accounting, consulting and other similar services, integration charges inclusive of system and process integration and product transfers, and independent company stand-up costs related to the implementation of new systems, programs and processes.
(3)Asset impairments during the third quarter of 2023 primarily related to the write-down of certain indefinite-lived intangible assets due to increases in the relevant discount rates. Asset impairments during 2022 included a charge of $59 million related to the write-off of an IPR&D asset with no alternative future use licensed from BexCaFe and a $22 million charge related to the finalization of the write-down upon sale of the Speke site (see Note 4. Acquisitions, Divestitures and Other Arrangements for further discussion on each of these items).
The changes in our restructuring reserves during the nine months ended September 30, 2023, were as follows:

Balance at December 31, 2022	$36
Cash paid	(29)
Balance at September 30, 2023	$7
These reserves were included within other current liabilities and other noncurrent liabilities on our condensed consolidated balance sheets based on the timing of when the obligations are expected to be paid, which can vary due to certain country-specific negotiations and regulations.

Note 6. Inventories
Inventories are stated at the lower of cost and net realizable value. We use the last-in, first-out (LIFO) method for a portion of our inventories located in the continental U.S. Other inventories are valued by the first-in, first-out (FIFO) method or the weighted-average cost method.
Inventories consisted of the following:

	September 30, 2023	December 31, 2022
Finished products	$831	$783
Work in process	772	683
Raw materials and supplies	145	130
Total	1,748	1,596
Decrease to LIFO cost	(58)	(58)
Inventories	$1,690	$1,538

Note 7. Equity
Tangible Equity Unit (TEU) Offering
In January 2020, we issued 11 million in TEUs at the stated amount of $50 per unit. Total proceeds, net of issuance costs, were $528 million. The gross proceeds and deferred finance costs from the issuance of the TEUs were allocated 86% to equity (prepaid stock purchase contracts) and 14% to debt (TEU amortizing notes) based on the

2023 Q3 Form 10-Q | 13

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

Note 8. Debt
Long-term debt consisted of the following:

	September 30, 2023	December 31, 2022
Incremental Term Facility due 2025	$175	$175
Incremental Term Facility due 2028	490	494
Incremental Term Facility due 2029	247	249
Term Loan B due 2027	3,849	3,881
Revolving Credit Facility (1)	297	—
Securitization Facility (2)	153	—
4.272% Senior Notes due 2023 (3)	—	344
4.900% Senior Notes due 2028 (4)	750	750
TEU Amortizing Notes due 2023 (5)	—	7
Unamortized debt issuance costs	(52)	(64)
	5,909	5,836
Less current portion of long-term debt	39	388
Total long-term debt	$5,870	$5,448
(1)During the nine months ended September 30, 2023, we drew $350 million on our Revolving Credit Facility (subsequently repaying $53 million), both to fund working capital needs and to partially fund the repayment of the 4.272% Senior Notes due 2023 (see below for further information). Our Revolving Credit Facility provides up to $750 million in borrowing capacity (with incremental capacity if certain conditions are met), bears interest at Term SOFR plus 2.10% and matures in August 2025.
(2)In August 2023, we entered into a new secured term facility that is secured and collateralized by our U.S. Net Eligible Receivables Balance (see below for further information).
(3)We redeemed the 4.272% Senior Notes due 2023 in full in August 2023 (see below for further information).
(4)Subsequent to issuance in August 2018, the 4.900% Senior Notes due 2028 have been subject to interest rate increases related to credit rating agency downgrades. As of September 30, 2023, these notes bear interest at a rate of 6.650%.
(5)The TEU Amortizing Notes due 2023 matured on February 1, 2023 (see Note 7. Equity for further information).
2023 Financing
On August 3, 2023, we entered into a new secured term facility (the "Securitization Facility") that is secured and collateralized by our U.S. accounts receivable subject to certain adjustments (defined as the Net Eligible Receivables Balance within the applicable agreement). Of the maximum borrowing capacity under the Securitization Facility of $300 million, $250 million was drawn on August 3, 2023, based on our borrowing capacity on that date. Our borrowing capacity under the Securitization Facility is subject to fluctuation monthly based on the level of our borrowing base as reported to the lender, which is correlated to our U.S. Net Eligible Receivables Balances. The Securitization Facility requires monthly interest payments over its three-year term at a variable rate based on Term SOFR plus 125 basis points. The full, outstanding balance of the Securitization Facility is due on July 31, 2026. During the three months ended September 30, 2023, we utilized the proceeds from the Securitization Facility, in addition to a $100 million draw on our Revolving Credit Facility, to redeem in full the 4.272% Senior Notes due 2023. The early redemption of the 4.272% Senior Notes due 2023 satisfied all obligations and commitments thereunder. Subsequent to our initial $250 million draw on the Securitization Facility, $97 million was repaid, resulting in a balance of $153 million outstanding as of September 30, 2023. The Securitization Facility includes various covenants specific to the underlying composition of our U.S. accounts receivables portfolio.
As of September 30, 2023, approximately 76% of our long-term indebtedness bears interest at a fixed rate, including variable-rate converted to fixed-rate through the use of interest rate swaps (see Note 9. Financial Instruments for further information). We were in compliance with all of our debt covenants as of September 30, 2023.

Note 9. Financial Instruments
To manage our exposure to market risks, such as changes in foreign currency exchange rates and interest rates, we have entered into various derivative transactions. We formally assess, designate and document, as a hedge of an underlying exposure, each qualifying derivative instrument that will be accounted for as an accounting hedge at

2023 Q3 Form 10-Q | 14

inception. We also assess at least quarterly thereafter whether the financial instruments used in the hedging transaction are effective at offsetting changes in either the fair values or cash flows of the underlying exposures. Derivative cash flows are principally classified in the operating activities section of the condensed consolidated statements of cash flows, consistent with the underlying hedged item. Further, we do not offset derivative assets and liabilities on the condensed consolidated balance sheets. Our outstanding positions are discussed below.
Derivatives not designated as hedges
We may enter into foreign exchange forward or option contracts to reduce the effect of fluctuating currency exchange rates. Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures and are recorded at fair value with the gain or loss recognized in other expense, net in the condensed consolidated statements of operations. Forward contracts generally have maturities not exceeding 12 months. As of September 30, 2023 and December 31, 2022, we had outstanding foreign exchange contracts with aggregate notional amounts of $864 million and $784 million, respectively.
The amounts of net gains (losses) on derivative instruments not designated as hedging instruments, recorded in other expense, net were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Foreign exchange forward contracts (1)	$1	$(5)	$2	$(20)
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
Our outstanding forward-starting interest rate swaps had maturities ranging between 2023 and 2028, with aggregate notional amounts of $3,800 million and $3,050 million as of September 30, 2023 and December 31, 2022, respectively. In March 2023, we entered into new interest rate swap agreements with a combined notional amount of $1,000 million, which became effective on October 1, 2023, following the maturity of certain swaps with the same combined notional amount. Additionally, on May 1, 2023, we entered into new interest rate swap agreements with a combined notional amount of $750 million, which became effective on June 1, 2023, and mature in August 2028. Also, in September 2023, we took advantage of market opportunities to further restructure our interest rate swap portfolio (see below for further details). As of September 30, 2023, when factoring in the $3,800 million of variable rate debt converted to fixed-rate through the use of interest rate swaps (excluding the expected future reclassifications to interest expense, net of capitalized interest related to past interest rate swap settlements), the weighted-average effective interest rate on our outstanding indebtedness was 6.34%.
Additionally, as a means of mitigating the impact of currency fluctuations on our operations in Switzerland, we entered into a series of cross-currency fixed interest rate swaps in September 2023 with a 1 billion CHF notional amount with tenors in 2027. These instruments were determined to be, and were designated as, effective economic hedges of net investments in our CHF denominated net assets. The fair values of these instruments were estimated based on quoted market values of similar hedges and is classified as Level 2 in the fair value hierarchy. Over the life of these instruments, gains or losses due to spot rate fluctuations will be recorded as cumulative translation adjustments, as a component of other comprehensive income (loss). Gains and losses within accumulated other comprehensive income (loss) will remain in accumulated other comprehensive income (loss) until either the sale or substantial liquidation of the hedged subsidiary.
The amounts of gains (losses) on derivatives designated as cash flow hedges and net investment hedges, net of tax, recorded in other comprehensive loss were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Forward-starting interest rate swaps	$—	$62	$(19)	$179
Cross-currency fixed interest rate swaps	9	—	9	—

2023 Q3 Form 10-Q | 15

During the three months ended September 30, 2023 and 2022, activity on cash flow hedges recorded in other comprehensive loss included gains of $24 million and a gain of $75 million, net of tax, respectively, related to mark-to-market adjustments. During the nine months ended September 30, 2023 and 2022, activity on cash flow hedges recorded in other comprehensive loss included gains of $57 million and $218 million, net of tax, respectively, related to mark-to-market adjustments.
As noted above, in September 2023, we took advantage of market opportunities to restructure $3,050 million of our interest rate swap portfolio by unwinding existing swaps and simultaneously entering into new agreements with the same notional amounts and tenors extending through 2026. As a result, we received cash settlements of $57 million in the aggregate. Also, in April 2022 and September 2022, we settled certain existing interest rate swaps and simultaneously entered into new agreements with the same notional amount and covering the same tenor. As a result, we received cash settlements of $207 million in the aggregate. The cash proceeds from these interest rate swap settlements were included in net cash from operating activities in the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022.
During the three months ended September 30, 2023 and 2022, we reclassified $35 million and $11 million of net gains, respectively, into interest expense, net of capitalized interest. During the nine months ended September 30, 2023 and 2022, we reclassified $94 million of net gains and $10 million of net losses, respectively, into interest expense, net of capitalized interest. Over the next 12 months, we expect to reclassify a gain of $120 million to interest expense, net of capitalized interest related to our derivatives designated as hedges.

Note 10. Fair Value
Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value measurements are based on a framework that utilizes the inputs market participants use to determine the fair value of an asset or liability and establishes a fair value hierarchy to prioritize those inputs. Level 1 fair value measurements are based on quoted prices in active markets for identical assets or liabilities. We determine our Level 2 fair value measurements based on a market approach using quoted market values or significant other observable inputs for identical or comparable assets or liabilities. Our Level 3 fair value measurements, which include the value of contingent consideration as of September 30, 2023, are based on unobservable inputs based on little or no market activity.
The following table summarizes the fair value information at September 30, 2023 and December 31, 2022 for assets and liabilities measured at fair value on a recurring basis in the respective balance sheet line items, as well as long-term debt, for which fair value is disclosed on a recurring basis:

2023 Q3 Form 10-Q | 16

		Fair Value Measurements Using
Financial statement line item	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2023
Recurring fair value measurements
Prepaid expenses and other - derivative instruments	$64	$—	$64	$—	$64
Other noncurrent assets - derivative instruments	32	—	32	—	32
Other noncurrent assets - investments with readily determinable fair value	8	8	—	—	8
Other current liabilities - derivative instruments	(61)	—	(61)	—	(61)
Other current liabilities - contingent consideration	(16)	—	—	(16)	(16)
Other noncurrent liabilities - contingent consideration	(33)	—	—	(33)	(33)
Financial instruments not carried at fair value
Long-term debt, including current portion	(5,961)	—	(5,877)	—	(5,877)

December 31, 2022
Recurring fair value measurements
Prepaid expenses and other - derivative instruments	$90	$—	$90	$—	$90
Other noncurrent assets - derivative instruments	10	—	10	—	10
Other noncurrent assets - investments with readily determinable fair value	7	7	—	—	7
Other current liabilities - derivative instruments	(64)	—	(64)	—	(64)
Financial instruments not carried at fair value
Long-term debt, including current portion	(5,900)	—	(5,711)	—	(5,711)
We also had investments without readily determinable fair values and equity method investments, which were classified as other noncurrent assets on our condensed consolidated balance sheets totaling $28 million and $27 million as of September 30, 2023 and December 31, 2022, respectively. These investments are not recorded at fair value on a recurring basis, and as such, are not included in the fair value table above.
Of the total value of the contingent consideration liabilities at September 30, 2023, $42 million related to our acquisition of certain assets from NutriQuest during the first quarter of 2023 (see Note 4. Acquisitions, Divestitures and Other Arrangements for further information). We may pay up to $85 million in cash consideration related to this acquisition, which is contingent upon the achievement of specific development, sales and geographic expansion milestones, as outlined in the asset purchase agreement. The fair values of these liabilities at September 30, 2023, were estimated using the Monte Carlo simulation model, consisting of Level 3 inputs not observable in the market, including estimates relating to revenue forecasts, discount rates and volatility.

Note 11. Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

Balance as of December 31, 2022	$5,993
Additions related to acquisitions	2
Impairment charge	(1,042)
Foreign currency translation adjustments	(51)
Balance as of September 30, 2023	$4,902
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized, but is reviewed for

2023 Q3 Form 10-Q | 17

impairment at least annually on October 1, or more frequently if certain qualitative impairment indicators are present. When required, a comparison of fair value to the carrying amount of our single reporting unit is performed to determine the amount of any impairment.
Given the sharp increase in long-term treasury rates in the third quarter of 2023, we assessed our long-lived assets for impairment, concluding that qualitative impairment indicators (i.e., a triggering event) existed as of September 30, 2023, for certain indefinite-lived assets, including goodwill. Accordingly, we performed an interim quantitative goodwill impairment test, which resulted in a $1,042 million pre-tax impairment charge. The fair value of our single reporting unit was determined using the income approach, based on a discounted cash flow model. Significant management judgment was required in estimating our reporting unit’s fair value, including, but not limited to, estimates and assumptions regarding future cash flows, revenue growth and other profitability measures such as gross margin and EBITDA margin; and the determination of an appropriate discount rate. We made these judgments based on historical experience, relevant market size, historical pricing and expected industry trends. While we believe our estimates and assumptions underlying the September 30, 2023, interim goodwill impairment test were reasonable in view of all available information, future changes in our discount rate, whether driven by increases in long-term treasury rates or other factors, or future changes in other significant assumptions or the use of alternative estimates and assumptions, could have a significant impact on the estimated fair value of our reporting unit, exposing us to further goodwill impairment losses.

Note 12. Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income tax (benefit) expense	$(1)	$21	$22	$41
Effective tax rate	0.2%	(47.7)%	(2.0)%	234.3%
For the three and nine months ended September 30, 2023, we recognized an income tax benefit of $1 million and income tax expense of $22 million, respectively. Our effective tax rates of 0.2% and (2.0)%, respectively, differ from the statutory income tax rates primarily due to the recognition of a goodwill impairment charge that was non-deductible in most of the impacted jurisdictions.
For the three and nine months ended September 30, 2022, we recognized income tax expense of $21 million and $41 million, respectively. Our effective tax rates of (47.7)% and 234.3%, respectively, differ from the statutory income tax rate primarily due to the mix of earnings between periods resulting in projected losses in the U.S. and for various other foreign affiliates for which there was no tax benefit, as valuation allowances had been established in those jurisdictions. Income tax expense for the nine months ended September 30, 2022, included a $17 million income tax benefit reclassified from accumulated other comprehensive loss due to the termination of interest rates swaps.
We were included in Eli Lilly and Company's (Lilly's) U.S. tax examinations by the Internal Revenue Service through the full separation date of March 11, 2019. Pursuant to the tax matters agreement we executed with Lilly in connection with our initial public offering (IPO), the potential liabilities or potential refunds attributable to pre-IPO periods in which Elanco was included in a Lilly consolidated or combined tax return remain with Lilly. The U.S. examination of tax years 2016 to 2018 began in 2019 and remains ongoing.

Note 13. Commitments and Contingencies
Legal Matters
We are party to various legal actions that arise in the normal course of business. The most significant matters are described below. Loss contingency provisions are recorded when it is deemed probable that we will incur a loss and we can formulate a reasonable estimate of that loss.
Seresto Class Action Lawsuits and EPA Safety Review
Claims seeking actual damages, injunctive relief and/or restitution for allegedly deceptive marketing have been made against Elanco Animal Health Inc. and Bayer HealthCare LLC, along with other Elanco and Bayer entities, arising out of the use of Seresto™, a non-prescription flea and tick collar for cats and dogs. During 2021, putative class action lawsuits were filed in federal courts in the U.S. alleging that the Seresto collars contain pesticides that can cause serious injury and death to cats and/or dogs wearing the product. In August 2021, the lawsuits were consolidated by the Judicial Panel on Multidistrict Litigation, and the cases were transferred to the Northern District of Illinois. In June 2023, the parties agreed on the monetary terms of a potential settlement of the consolidated class action lawsuits, and as a result, a charge of $15 million was recorded during the three months ended June 30, 2023. The parties must still reach agreement on non-monetary terms, and any settlement, if reached, is subject to approval by the court, and likely will be subject to other conditions. This $15 million provision was included within other noncurrent liabilities on our condensed consolidated balance sheet as of September 30, 2023.

2023 Q3 Form 10-Q | 18

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
Seresto is a pesticide registered with the U.S. Environmental Protection Agency (the EPA). In April 2021, a non-profit organization submitted a petition to the EPA requesting that the agency take action to cancel Seresto’s pesticide registration and suspend the registration pending cancellation. In response to the EPA's request for comments from the public on the petition, we submitted a comment to the EPA supporting the safety profile of Seresto and engaged in discussions with the EPA. On July 13, 2023, the EPA announced their completion of a comprehensive, multi-year review, with support from the FDA, of the Seresto flea and tick collar and confirmed the continued registration of the collar, denying the citizen's petition. As part of the EPA’s scientific review process, the agency analyzed incident data including third-party assessments and compared data to other EPA registered pet products. Based on comprehensive data from the review, the EPA concluded that Seresto continues to meet all the EPA’s standards for registration under the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA), which ensures that products do not pose unreasonable risk of harm.
Additional Legal Matters
For the litigation matters discussed below we either believe loss is not probable or are unable to estimate the possible loss or range of loss, if any. The process of resolving these matters is inherently uncertain and may develop over an extended period of time; therefore, at this time, the ultimate resolutions cannot be predicted. As of September 30, 2023 and December 31, 2022, we had no material liabilities established related to the litigation matters mentioned below.
On May 20, 2020, a shareholder class action lawsuit captioned Hunter v. Elanco Animal Health Inc., et al. was filed in the United States District Court for the Southern District of Indiana (the Court) against Elanco and certain executives. On September 3, 2020, the Court appointed a lead plaintiff, and on November 9, 2020, the lead plaintiff filed an amended complaint adding additional claims against Elanco, certain executives and other individuals. The lawsuit alleged, in part, that Elanco and certain of its executives made materially false and/or misleading statements and/or failed to disclose certain facts about Elanco’s supply chain, inventory, revenue and projections. The lawsuit sought unspecified monetary damages and purports to represent purchasers of Elanco securities between September 30, 2018 and May 6, 2020, and purchasers of Elanco common stock issued in connection with Elanco's acquisition of Aratana. On January 13, 2021, we filed a motion to dismiss, and on August 17, 2022, the Court issued an order granting our motion to dismiss the case without prejudice. On October 14, 2022, the plaintiffs filed a motion for leave to amend the complaint. On December 7, 2022, we filed an opposition to the plaintiffs' motion, and on September 27, 2023, the Court denied the plaintiffs' motion for leave, issuing final judgment in favor of Elanco. On October 25, 2023, the plaintiffs filed a notice of appeal to the United Stated Court of Appeals for the Seventh Circuit. We continue to believe the claims made in the case are meritless, and we intend to continue to vigorously defend our position.
On October 16, 2020, a shareholder class action lawsuit captioned Saffron Capital Corporation v. Elanco Animal Health Inc., et al. was filed in the Marion Superior Court of Indiana against Elanco, certain executives and other individuals and entities. On December 23, 2020, the plaintiffs filed an amended complaint adding an additional plaintiff. The lawsuit alleges, in part, that Elanco and certain of its executives made materially false and/or misleading statements and/or failed to disclose certain facts about Elanco’s relationships with third party distributors and revenue attributable to those distributors within the registration statement on Form S-3 dated January 21, 2020 and accompanying prospectus filed in connection with Elanco’s public offering which closed on or about January 27, 2020. The lawsuit seeks unspecified monetary damages and purports to represent purchasers of Elanco common stock or TEUs issued in connection with the public offering. From February 2021 to August 2022, this case was stayed in deference to Hunter v. Elanco Animal Health Inc. On October 24, 2022, we filed a motion to dismiss. On December 23, 2022, the plaintiffs filed their opposition to the motion to dismiss. Prior to the ruling on the motion to dismiss, on June 8, 2023, the plaintiffs filed a motion for leave to file a second amended complaint, which is now the operative complaint. We filed a motion to dismiss the complaint on August 7, 2023, to which the plaintiff filed their opposition on October 13, 2023. We continue to believe the claims made in the case are meritless, and we intend to vigorously defend our position.
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

2023 Q3 Form 10-Q | 19

dealing related to Advantage and Advantix and monopoly maintenance. A motion to dismiss the second amended complaint was denied in January 2022. Tevra’s demands include both actual and treble damages. The trial is scheduled for July 2024. We intend to defend our position vigorously.
Regulatory Matters
On July 1, 2021, we received a subpoena from the SEC relating to our channel inventory and sales practices prior to mid-2020. We have cooperated in providing documents and information to the SEC and will continue to do so. We have recently engaged in discussions with the SEC about a possible resolution or settlement of potential disclosure claims, but there can be no assurance that a resolution or settlement will be reached. Management continues to believe that its actions were appropriate. We are unable to estimate the range of any reasonably possible loss associated with this matter.
Other Commitments
As of September 30, 2023, we had a lease commitment that has not yet commenced for our new corporate headquarters in Indianapolis, Indiana. Total minimum lease payments are estimated to be approximately $378 million over a term of 25 years, excluding extensions. Final lease payments may vary depending on the actual cost of certain construction activities. Lease commencement is expected in 2025.
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

Note 14. Earnings Per Share
We compute basic earnings (loss) per share by dividing net income (loss) available to common shareholders by the actual weighted-average number of common shares outstanding for the reporting period. Elanco has variable common stock equivalents relating to certain equity awards in stock-based compensation arrangements. We also had variable common stock equivalents related to the TEU prepaid stock purchase contracts during the three and nine months ended September 30, 2022, and in the first quarter of 2023 through the settlement date of February 1, 2023 (see Note 7. Equity for further discussion). Diluted earnings per share reflects the potential dilution that could occur if holders of the unvested equity awards converted their holdings into common stock and that could have occurred if holders of unsettled TEUs had converted their holdings into common stock prior to the February 1, 2023 settlement date. The weighted-average number of potentially dilutive shares outstanding was calculated using the treasury stock method. Potential common shares that would have the effect of increasing diluted earnings per share (or reducing loss per share) were considered to be anti-dilutive and as such, these shares were not included in the calculation of diluted loss per share.
Basic and diluted weighted-average shares outstanding were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Determination of shares:
Basic weighted-average common shares outstanding (1)	492.7	488.4	492.1	488.3
Assumed conversion of dilutive common stock equivalents (2)	—	—	—	—
Diluted weighted-average shares outstanding	492.7	488.4	492.1	488.3
(1)The TEU prepaid stock purchase contracts were convertible into a minimum of 14.3 million shares or a maximum of 17.2 million shares. The minimum 14.3 million shares were included in the calculation of basic weighted-average shares from January 22, 2020 to February 1, 2023. The 17.2 million shares that were ultimately issued were included in the calculation of basic weighted-average shares subsequent to the settlement date of February 1, 2023.
(2)For the three months ended September 30, 2023 and 2022, approximately 2.7 million and 4.4 million, respectively, of potential common shares were excluded from the calculation of diluted loss per share because their effect was anti-dilutive. For the nine months ended September 30, 2023 and 2022, approximately 2.7 million and 2.6 million, respectively, of potential common shares were excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

2023 Q3 Form 10-Q | 20

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
Key Trends and Factors Affecting Our Results of Operations
Acquisition and Integration Activity: To date in 2023, we have acquired certain U.S. marketed products, pipeline products, inventory and an assembled workforce from NutriQuest, LLC (NutriQuest) and certain assets including inventory and distribution rights for certain marketed products from NutriQuest Nutricao Animal Ltda (NutriQuest Brazil). Additionally, as previously disclosed, in April 2023, we successfully completed the integration of the Bayer Animal Health business into Elanco's Enterprise Resource Planning (ERP) system. During the nine months ended September 30, 2023, we incurred costs totaling $86 million related to integration activities, including the build out of processes and systems to support our global organization. We anticipate some additional costs through early 2024 as we finalize these integration activities.
Macroeconomic Factors: Our operations are exposed to and are impacted by various global macroeconomic factors. We face continuing market and operating challenges across the globe due to, among other factors, the Russia-Ukraine conflict, conditions related to the COVID-19 pandemic, supply chain disruption, higher interest rates and inflationary pressures. Continued evolution of these conditions has led to economic slowdowns in certain countries and/or regions and volatility in consumer behavior. Additionally, as discussed in more detail below, the continued rise in interest rates throughout the year, specifically in long-term treasury rates in the third quarter, led to a $1,042 million pre-tax impairment charge as of September 30, 2023. We anticipate global macroeconomic pressures to continue beyond 2023.
Russia-Ukraine Conflict: As a global animal health leader, we have an obligation to support the health of animals and people. At the center of that work is ensuring access and availability of food and avoiding the spread of disease. At this time, we are limiting our business in Russia to only the essential products that support these needs, while complying with all imposed sanctions. We do not currently manufacture products in Russia, but we continue to support the health of animals and people in the country. We have entered into an agreement pursuant to which we will supply raw material inventories to an entity in Russia that will manufacture its own products, which we will then distribute, because of new laws requiring products sold in Russia to be produced there as well. We do not conduct business with the Russian government. During the nine months ended September 30, 2023, revenue from Russian and Ukrainian customers represented approximately 1% of our consolidated revenue. Assets held in Russia as of September 30, 2023, represented less than 1% of our consolidated assets.

2023 Q3 Form 10-Q | 21

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
Product Development and Regulatory Update
A key element of our targeted value creation strategy is to drive growth through portfolio development and product innovation. We continue to pursue the development of new chemical and biological molecules through our approach to innovation. Our future growth and success depend on both our pipeline of new products, including new products that we develop internally and may develop with partners and products that we are able to obtain through licenses or acquisitions, and the life cycle management of our existing products. We believe we are an industry leader in animal health R&D, with a track record of successful product innovation, business development and commercialization. For example, in July 2023, we launched our canine parvovirus monoclonal antibody in the U.S. after receiving conditional approval from the U.S. Department of Agriculture. This product is the first and only approved therapeutic solution to treat canine parvovirus, one of the most contagious and deadly viruses a dog can contract.
Seresto: On July 13, 2023, the EPA announced its completion of a comprehensive, multi-year review, with support from the FDA, of the Seresto flea and tick collar and confirmed the continued registration of the collar. As part of the EPA’s scientific review process, the agency analyzed incident data including third-party assessments and compared data to other EPA-registered pet products. Based on comprehensive data from the study, the EPA concluded that Seresto continues to meet all the EPA’s standards for registration under the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA), which ensures that products do not pose an unreasonable risk of harm. We believe the EPA's conclusions align with those of authorities worldwide, with Seresto being approved for use in more than 80 countries and supported by veterinary professionals around the globe. The robust scientific evidence continues to support Seresto's safe use.
Goodwill Impairment Charge
Given the sharp increase in long-term treasury rates in the third quarter of 2023, we assessed our long-lived assets for impairment, concluding that qualitative impairment indicators (i.e., a triggering event) existed as of September 30, 2023, for certain indefinite-lived assets, including goodwill. Accordingly, we performed an interim quantitative goodwill impairment test. Significant management judgment was required in estimating our reporting unit’s fair value and in the creation of forecasts of future operating results that were used in the discounted cash flow method of valuation. These included, but were not limited to, estimates and assumptions regarding our future cash flows, revenue growth and other profitability measures such as gross margin and EBITDA margin; and the determination of an appropriate discount rate. We made these significant judgments based on our historical experience, relevant market size, historical pricing and expected industry trends.
Due principally to the sharp increase in long-term treasury rates in the third quarter of 2023, which led to an increased discount rate assumption relative to prior interim assessments, our quantitative test resulted in a $1,042 million pre-tax impairment charge. While we believe the estimates and assumptions underlying our goodwill impairment test were reasonable in view of all available information, future changes in our discount rate assumption, whether driven by increases in long-term treasury rates or other factors, or future changes in other significant assumptions or the use of alternative estimates and assumptions, could have a significant impact on our reporting unit's estimated fair value and may expose us to further goodwill impairment losses. For additional information regarding this goodwill impairment, see Note 11. Goodwill to the condensed consolidated financial statements.

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

2023 Q3 Form 10-Q | 22

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2023	2022	% Change	2023	2022	% Change
Revenue	$1,068	$1,026	4%	$3,382	$3,426	(1)%
Costs, expenses and other:
Cost of sales	487	472	3%	1,415	1,465	(3)%
% of revenue	46%	46%	—%	42%	43%	(1)%
Research and development	86	78	10%	248	241	3%
% of revenue	8%	8%	—%	7%	7%	—%
Marketing, selling and administrative	313	298	5%	993	963	3%
% of revenue	29%	29%	—%	29%	28%	1%
Amortization of intangible assets	140	128	9%	410	398	3%
% of revenue	13%	12%	1%	12%	12%	1%
Asset impairment, restructuring and other special charges	16	26	(38)%	91	152	(40)%
Goodwill impairment	1,042	—	100%	1,042	—	100%
Interest expense, net of capitalized interest	72	60	20%	210	179	17%
Other expense, net	9	8	13%	41	11	NM
(Loss) income before income taxes	(1,097)	(44)	NM	(1,068)	17	NM
% of revenue	(103)%	(4)%	NM	(32)%	—%	NM
Income tax (benefit) expense	(1)	21	NM	22	41	NM
Net loss	$(1,096)	$(65)	NM	$(1,090)	$(24)	NM
Certain amounts and percentages may reflect rounding adjustments.
NM - Not meaningful
Revenue
As a global company, our products are sold in more than 90 countries, and as a result, significant portions of our revenue and expenses are recorded in currencies other than the U.S. dollar. As a result, our revenue is influenced by changes in foreign exchange rates. During the nine months ended September 30, 2023 and 2022, approximately 51% of our revenue was denominated in foreign currencies. Foreign currency movements decreased revenue by 1% and 2% for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022.
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
On a global basis, our revenue by product category for the three and nine months ended September 30, 2023 and 2022 is summarized as follows:

	Three Months Ended September 30,
	Revenue		% of Total Revenue		Increase (Decrease)
(Dollars in millions)	2023	2022	2023	2022	$ Change	% Change	CC (1)
Pet Health	$495	$469	46%	46%	$26	6%	6%
Farm Animal	561	545	53%	53%	16	3%	4%
Subtotal	1,056	1,014	99%	99%	42	4%	5%
Contract Manufacturing (2)	12	12	1%	1%	—	—%	(2)%
Total	$1,068	$1,026	100%	100%	42	4%	5%

2023 Q3 Form 10-Q | 23

	Nine Months Ended September 30,
	Revenue		% of Total Revenue		Increase (Decrease)
(Dollars in millions)	2023	2022	2023	2022	$ Change	% Change	CC (1)
Pet Health	$1,688	$1,718	50%	50%	$(30)	(2)%	—%
Farm Animal	1,661	1,667	49%	49%	(6)	—%	2%
Subtotal	3,349	3,385	99%	99%	(36)	(1)%	1%
Contract Manufacturing (2)	33	41	1%	1%	(8)	(20)%	(18)%
Total	$3,382	$3,426	100%	100%	(44)	(1)%	1%
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
(2)Represents revenue from arrangements in which we manufacture products on behalf of a third-party.
The effects of price, foreign exchange rates and volume on changes in revenue for the three and nine months ended September 30, 2023 were as follows:

Three months ended September 30, 2023 (Dollars in millions)	Revenue	Price	FX Rate	Volume	Total	CC
Pet Health	$495	4%	—%	2%	6%	6%
Farm Animal	561	3%	(1)%	1%	3%	4%
Subtotal	1,056	4%	(1)%	1%	4%	5%
Contract Manufacturing	12	—%	2%	(2)%	—%	(2)%
Total	$1,068	4%	(1)%	1%	4%	5%

Nine months ended September 30, 2023 (Dollars in millions)	Revenue	Price	FX Rate	Volume	Total	CC
Pet Health	$1,688	5%	(2)%	(5)%	(2)%	—%
Farm Animal	1,661	4%	(2)%	(2)%	—%	2%
Subtotal	3,349	4%	(2)%	(3)%	(1)%	1%
Contract Manufacturing	33	—%	(2)%	(18)%	(20)%	(18)%
Total	$3,382	4%	(2)%	(3)%	(1)%	1%
Note: Numbers may not add due to rounding
Pet Health revenue increased $26 million, or 6%, for the three months ended September 30, 2023, compared to the same period in 2022, driven primarily by increased pricing, improved market conditions in Europe impacting parasiticide sales and improved supply for vaccines in the U.S. These factors were partially offset by competitive pressure on certain products in the U.S. veterinary channel. Pet Health revenue decreased $30 million, or 2%, for the nine months ended September 30, 2023, compared to the same period in 2022, driven by the unfavorable impact of foreign exchange rates and lower volumes, partially offset by increased pricing. For the nine months ended September 30, 2023, lower volumes were attributable to declines in demand for retail parasiticide products in Spain and continued competitive pressure on certain parasiticide products in the U.S. These factors were partially offset by higher demand for pain and over-the-counter products in the U.S. and increased revenue from new products.
Farm Animal revenue increased $16 million, or 3%, for the three months ended September 30, 2023, compared to the same period in 2022, driven by increased pricing and higher volumes, partially offset by an unfavorable impact from foreign exchange rates. Increased volumes were driven by revenue from new products, led by Experior, and strength in European poultry, partially offset by regulatory changes impacting cattle implant products and timing of U.S. poultry rotations. Farm Animal revenue decreased $6 million, flat on a percentage basis, for the nine months ended September 30, 2023, compared to the same period in 2022, impacted by lower volumes and the unfavorable impact of foreign exchange rates, which were offset by increased pricing. Lower volumes for the nine months ended September 30, 2023, were attributable to supply disruptions in U.S. cattle vaccines, reduced sales of cattle implants due to U.S. regulatory changes, timing of poultry rotations in the U.S. and generic competition. These factors were partially offset by increased revenue from new products, led by Experior, and strength in European poultry and Aqua.

2023 Q3 Form 10-Q | 24

Cost of Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2023	2022	% Change	2023	2022	% Change
Cost of sales	$487	$472	3%	$1,415	$1,465	(3)%
% of revenue	46%	46%		42%	43%
Cost of sales increased $15 million for the three months ended September 30, 2023, primarily due to higher volume compared to the same period in the prior year, while cost of sales as a percentage of revenue was flat year over year. Product price increases and the impact of foreign exchange rates on international inventories sold were largely offset by inflation and planned reduced throughput at certain manufacturing sites in support of efforts to reduce inventory balances and improve cash conversion.
Cost of sales decreased $50 million for the nine months ended September 30, 2023, primarily due to lower volume compared to the same period in the prior year. Cost of sales as a percentage of revenue decreased from 43% for the nine months ended September 30, 2022, to 42% for the nine months ended September 30, 2023, due to a combination of product price increases and the impact of foreign exchange rates on international inventories sold, partially offset by inflation and planned reduced throughput at certain manufacturing sites in support of efforts to reduce inventory balances and improve cash conversion.
Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2023	2022	% Change	2023	2022	% Change
Research and development	$86	$78	10%	$248	$241	3%
% of revenue	8%	8%		7%	7%
Research and development expenses increased $8 million and $7 million for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in the prior year, primarily driven by higher employee-related expenses, project costs and the unfavorable impact of foreign exchange rates impacting our European research and development sites.
Marketing, Selling and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2023	2022	% Change	2023	2022	% Change
Marketing, selling and administrative	$313	$298	5%	$993	$963	3%
% of revenue	29%	29%		29%	28%
Marketing, selling and administrative expenses increased $15 million and $30 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year, primarily driven by increases in marketing and promotional spend, primarily supporting the U.S. Pet Health business, employee-related expenses and travel and meeting expenses.
Amortization of Intangible Assets

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2023	2022	% Change	2023	2022	% Change
Amortization of intangible assets	$140	$128	9%	$410	$398	3%
Amortization of intangible assets increased $12 million for the three and nine months ended September 30, 2023, compared to the same periods in the prior year, due to the addition of amortization of intangible assets recorded from the acquisitions of certain assets of NutriQuest and NutriQuest Brazil during the current year, as well as the impact of foreign exchange rates, primarily during the three months ended September 30, 2023.
Asset Impairment, Restructuring and Other Special Charges

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2023	2022	% Change	2023	2022	% Change
Asset impairment, restructuring and other special charges	$16	$26	(38)%	$91	$152	(40)%
Asset impairment, restructuring and other special charges decreased $10 million for the three months ended September 30, 2023, compared to the prior year, primarily due to lower integration costs in the current year associated with the implementation of new systems, programs and processes resulting from the integration of Bayer

2023 Q3 Form 10-Q | 25

Animal Health. Asset impairment, restructuring and other special charges decreased $61 million for the nine months ended September 30, 2023, compared to the prior year, primarily due to the $59 million charge related to the expensing of an IPR&D asset licensed from BexCaFe during the prior year, which did not recur in the current year.
For additional information regarding our asset impairment, restructuring and other special charges, see Note 5. Asset Impairment, Restructuring and Other Special Charges to the condensed consolidated financial statements.
Goodwill Impairment

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2023	2022	% Change	2023	2022	% Change
Goodwill impairment	$1,042	$—	NM	$1,042	$—	NM
We performed interim quantitative goodwill impairment tests as of September 30, 2023 and 2022. Our interim impairment test as of September 30, 2022, indicated no goodwill impairment, nor have any of the subsequent qualitative assessments through June 30, 2023. However, as discussed above, due principally to the sharp increase in long-term treasury rates in the third quarter of 2023, which led to an increased discount rate assumption, our quantitative impairment test resulted in a $1,042 million pre-tax impairment charge at September 30, 2023. For additional information regarding this goodwill impairment, see Note 11. Goodwill to the condensed consolidated financial statements.
Interest Expense, Net of Capitalized Interest

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2023	2022	% Change	2023	2022	% Change
Interest expense, net of capitalized interest	$72	$60	20%	$210	$179	17%
Interest expense, net of capitalized interest increased $12 million and $31 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year, primarily due to higher interest rates on our outstanding variable-rate debt and rate increases on our Senior Notes driven by credit downgrades. The increase for the nine months ended September 30, 2023, compared to the prior year, was partially offset by $19 million of debt extinguishment charges recorded in 2022, which did not recur in the current year.
Other expense, net

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2023	2022	% Change	2023	2022	% Change
Other expense, net	$9	$8	13%	$41	$11	NM
Other expense, net for the three months ended September 30, 2023, primarily consisted of foreign exchange losses, inclusive of devaluation losses related to the hyperinflationary environments in Turkey and Argentina, in addition to an increase in the contingent consideration liability related to the NutriQuest acquisition. The increase due to these items was partially offset by milestone income related to a license agreement. Other expense, net for the nine months ended September 30, 2023, also consisted of a settlement provision of $15 million recorded in June 2023 related to the Seresto class action lawsuits (see Note 13. Commitments and Contingencies for further information) and mark-to-market adjustments on equity investments.
Income tax (benefit) expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2023	2022	% Change	2023	2022	% Change
Income tax (benefit) expense	$(1)	$21	NM	$22	$41	(46)%
Effective tax rate	0.2%	(47.7)%		(2.0)%	234.3%
We recognized an income tax benefit of $1 million for the three months ended September 30, 2023, compared to income tax expense of $21 million in the same period of the prior year. The effective tax rate was 0.2% for the three months ended September 30, 2023, as compared to the prior year effective tax rate of (47.7)%, and differed from the statutory income tax rate primarily due to the recognition of a goodwill impairment charge that was non-deductible in most of the impacted jurisdictions.
Income tax expense decreased $19 million for the nine months ended September 30, 2023, compared to the same period in the prior year, and the effective tax rate decreased to (2.0)%, compared to 234% in the prior year period. This decrease in the effective tax rate was primarily due to the recognition of a goodwill impairment charge that was non-deductible in most of the impacted jurisdictions. Income tax expense and the effective tax rate for the nine months ended September 30, 2022, included a $17 million income tax benefit reclassified from accumulated other comprehensive loss due to the termination of interest rates swaps during the nine months ended September 30, 2022.

2023 Q3 Form 10-Q | 26

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
We believe our primary sources of liquidity are sufficient to fund our short-term and long-term existing and planned capital requirements, which include working capital obligations, funding existing marketed and pipeline products, capital expenditures, business development in our targeted areas, short-term and long-term debt obligations, such as principal and interest payments, as well as interest rate swaps, operating lease payments, purchase obligations and costs associated with business integrations. As of September 30, 2023, we had cash and cash equivalents of $369 million and unused borrowing capacity on our Revolving Credit Facility of approximately $453 million. In addition, we have the ability to access capital markets to obtain debt financing for longer-term funding, if required. Further, we believe we have sufficient cash flow and liquidity to remain in compliance with our debt covenants.
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
Cash Flows
The following table provides a summary of cash flows from operating, investing and financing activities for the nine months ended September 30, 2023 and 2022:

(Dollars in millions)	Nine Months Ended September 30,
Net cash provided by (used for):	2023	2022	$ Change
Operating activities	$114	$439	$(325)
Investing activities	(134)	(103)	(31)
Financing activities	56	(465)	521
Effect of exchange-rate changes on cash and cash equivalents	(12)	(49)	37
Net increase (decrease) in cash and cash equivalents	$24	$(178)	$202
Operating activities
Cash provided by operating activities decreased $325 million to $114 million for the nine months ended September 30, 2023, compared to $439 million for the nine months ended September 30, 2022. The decrease in cash from operating activities primarily related to a larger net loss, changes in operating assets and liabilities and a decrease of $150 million of proceeds from interest rate swap settlements year-over-year.
Investing activities
Cash used for investing activities was $134 million for the nine months ended September 30, 2023, compared to $103 million for the nine months ended September 30, 2022. The increase in cash used for investing activities was primarily driven by cash paid for the acquisitions of certain assets of NutriQuest and NutriQuest Brazil of $19 million during the nine months ended September 30, 2023.
Financing activities
Cash provided by financing activities was $56 million for the nine months ended September 30, 2023, compared to cash used for financing activities of $465 million for the nine months ended September 30, 2022. Cash provided by financing activities during the nine months ended September 30, 2023, reflected proceeds of $350 million from our Revolving Credit Facility, and $250 million from our Securitization Facility, largely offset by $388 million of repayments of long-term borrowings, inclusive of the $344 million repayment of our 4.272% Senior Notes due 2023, as well as repayments of $53 million on our Revolving Credit Facility and $97 million on our Securitization Facility. Cash used for financing activities of $465 million during the nine months ended September 30, 2022, primarily reflected the tender offer completed during the period, as well as net repayments on our Revolving Credit Facility

2023 Q3 Form 10-Q | 27

and the repayment of indebtedness outstanding under our term loan B credit facility, partially offset by proceeds from the issuance of our incremental term facilities.
Description of Indebtedness
For a complete description of our existing debt and available credit facilities as of September 30, 2023 and December 31, 2022, see Note 10. Debt within Item 8, “Financial Statements and Supplementary Data,” of Part II of our 2022 Form 10-K. New developments are discussed in Note 8. Debt of this Form 10-Q.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Certain of our accounting policies are considered critical because these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often requiring the use of estimates about the effects of matters that are inherently uncertain. Actual results that differ from our estimates could have an unfavorable effect on our financial position and results of operations. We apply estimation methodologies consistently from year to year. Such policies are summarized in Item 7, "Management's Discussion & Analysis of Results of Financial Condition and Results of Operations," of our 2022 Form 10-K. There were no significant changes or developments in the application of our critical accounting policies during the nine months ended September 30, 2023.
Goodwill Impairment Testing
We evaluate goodwill for impairment on an annual basis and when certain qualitative impairment indicators are present that would more likely than not reduce the fair value of our single reporting unit below its carrying amount.
In the third quarter of 2022, a significant change in our market capitalization relative to our book value, among other factors, triggered a goodwill impairment review. Based on our qualitative assessment, we concluded it was more likely than not that the fair value of our single reporting unit was less than its carrying value, and therefore, we performed a quantitative goodwill impairment test, which involved comparing the estimated fair value of our single reporting unit with its carrying value, including goodwill. We estimated the fair value of our single reporting unit using the income approach, concluding that the fair value of our single reporting unit exceeded the carrying amount by more than 20% as of September 30, 2022, and, therefore, no impairment existed with respect to our goodwill. Given that our market capitalization remained lower than our book value, we reevaluated our impairment testing from a qualitative perspective on a quarterly basis, with no change to our previous conclusion that no impairment existed through June 30, 2023. However, given the sharp increase in long-term treasury rates in the third quarter of 2023, we assessed our long-lived assets for impairment, concluding that qualitative impairment indicators (i.e., a triggering event) existed as of September 30, 2023, for certain indefinite-lived assets, including goodwill. As part of this assessment, we concluded it was more likely than not that the fair value of our single reporting unit was below its carrying amount, and as such, we performed an interim quantitative goodwill impairment test.
Significant management judgment was required in estimating our reporting unit’s fair value and in the creation of forecasts of future operating results that were used in the discounted cash flow method of valuation. These included, but were not limited to, estimates and assumptions regarding our future cash flows, revenue growth and other profitability measures such as gross margin and EBITDA margin; and the determination of an appropriate discount rate. We made these judgments based on our historical experience, relevant market size, historical pricing and expected industry trends. These assumptions are subject to change in future periods because of, among other things, additional information, financial information based on further historical experience, changes in competition, our investment decisions, volatility in foreign currency exchange rates, results of research and development and changes in macroeconomic conditions, including rising interest rates and inflation.
Due principally to the sharp increase in long-term treasury rates in the third quarter of 2023, which led to an increased discount rate assumption relative to prior interim assessments, our quantitative goodwill impairment test resulted in a $1,042 million pre-tax impairment charge as of September 30, 2023. While we believe the estimates and assumptions underlying our goodwill impairment test were reasonable in view of all available information, future changes in our discount rate assumption, whether driven by increases in long-term treasury rates or other factors, or future changes in other significant assumptions or the use of alternative estimates and assumptions, could have a significant impact on our reporting unit's estimated fair value and may expose us to further goodwill impairment losses.

2023 Q3 Form 10-Q | 28

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
We generally identify hyperinflationary markets as those markets whose cumulative inflation rate over a three-year period exceeds 100%. Since 2018, we have concluded that our Argentina subsidiary is operating in a hyperinflationary market. As a result, we applied hyperinflationary accounting for our Argentina subsidiary and changed the functional currency to the U.S. dollar. During the first quarter of 2022, Turkey’s three-year cumulative inflation rate also exceeded 100%, and as such, we concluded that Turkey became a hyperinflationary economy for accounting purposes. As of April 1, 2022, we applied hyperinflationary accounting for our subsidiary in Turkey and changed its functional currency to the U.S. dollar. During the nine months ended September 30, 2023, revenue in Argentina and Turkey each represented less than 1% of our consolidated revenue, while assets held in Argentina and Turkey as of September 30, 2023, each represented less than 1% of our consolidated assets.
The application of hyperinflationary accounting for our subsidiaries in Argentina and Turkey has resulted in approximately $13 million of foreign currency related expense during the nine months ended September 30, 2023, which was included within other expense, net in the condensed consolidated statements of operations. In the future, we may incur larger currency devaluations, which could have a material adverse impact on our results of operations.
Interest Risk
Effective April 1, 2023, we transitioned the reference rates used in our credit facilities so that, as a result, our variable-rate debt is now exclusively indexed to Term SOFR. At September 30, 2023, we held interest rate swap agreements with a notional value of $3,800 million that had the economic effect of modifying this amount of our variable-rate debt to fixed-rate. When including variable-rate converted to fixed-rate through the use of interest rate swaps, as of September 30, 2023, approximately 76% of our long-term indebtedness bore interest at a fixed rate.

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
Our management, with the participation of Jeffrey N. Simmons, president and chief executive officer, and Todd S. Young, executive vice president and chief financial officer, evaluated our disclosure controls and procedures as of September 30, 2023. As disclosed in Item 9A of Part II of our 2022 Form 10-K, management concluded that a material weakness existed as of December 31, 2022, resulting from the ineffective review of the annual income tax provision, including the valuation allowance related to deferred tax assets. We have developed and are implementing a remediation plan which requires the effective operation of certain quarterly and annual controls. Therefore, the material weakness cannot be fully remediated until we assess the effectiveness of our internal control over financial reporting for the year ending December 31, 2023. Based on this evaluation, the chief executive officer and the chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures remained ineffective.
(b)Changes in Internal Controls. During the third quarter of 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the aforementioned material weakness.

2023 Q3 Form 10-Q | 29

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 13. Commitments and Contingencies to the condensed consolidated financial statements for a summary of our legal proceedings, which is incorporated herein by reference.

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
Since that time, on July 13, 2023, the EPA announced the completion of its comprehensive, multi-year review of the Seresto flea and tick collar and confirmed the continued registration of the collar. However, if any similar claims with respect to our products are resolved adversely to us, or if a regulatory agency determines that a recall or cancellation of registrations of any of our products is necessary, such action could cause harm to our reputation, reduce our product sales, result in monetary penalties and other costly remedies against us, and could therefore have a material adverse effect on our business, financial condition and results of operations.
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
Credit rating agencies continually revise their ratings for the companies that they follow, including us. Credit rating agencies also evaluate our industry as a whole and may change their credit ratings for us based on their overall view of our industry. We cannot be sure that credit rating agencies will maintain their ratings on us and certain of our debt. The acquisition of Bayer Animal Health had a negative impact on our credit ratings, leading to higher borrowing expenses. Additionally, S&P, Moody's and Fitch downgraded our credit ratings in February, March and April 2023, respectively. Because the ratings of certain of our senior unsecured notes have been downgraded, we have been required to pay additional interest under the senior unsecured notes. Any further downgrades could result in requirements to pay additional interest under the 4.900% Senior Notes due 2028. Moreover, any decision to downgrade our ratings could restrict our access to, and negatively impact the terms of, current or future financings and trade credit extended by our suppliers of raw materials or other vendors.
Changes in interest rates may adversely affect our earnings and/or cash flows.
During the first quarter of 2023, certain of our credit facilities bore interest at variable interest rates that used the London Inter-Bank Offered Rate (LIBOR) as a benchmark rate. Effective April 1, 2023, and in accordance with the provisions outlined in our underlying credit agreements, we transitioned the reference rate used in our credit facilities from LIBOR to Term SOFR.

2023 Q3 Form 10-Q | 30

Term SOFR measures the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. While this change did not have a material impact on our condensed consolidated financial statements, we continue to be exposed to the risk of rising interest rates, given our level of variable-rate indebtedness. Term SOFR rate increases over the course of 2023 have led to an increase in both our interest expense and cash paid for interest. Additionally, the increased interest rate environment, particularly long-term treasury rates, played a critical role in the goodwill impairment charge of $1,042 million we recorded during the third quarter of 2023. Any further increases in Term SOFR or other benchmark rates, including long-term treasury rates, would expose us to additional interest rate risk, additional expense and the potential for additional future impairments. We are also exposed to the risk of rising interest rates to the extent we fund our operations with short-term or variable-rate borrowings.
We use machine learning and artificial intelligence (AI) in our business, and challenges with properly managing its use could result in competitive or reputational harm and legal liability and adversely affect our results of operations.
We use AI in multiple ways in our business and continue to expand the use of AI in our operations. Given that machine learning and AI are new and rapidly evolving technologies, their use presents a number of operational, compliance and reputational risks. AI algorithms are currently known to sometimes produce unexpected results or behave in unpredictable ways that can generate irrelevant, nonsensical, deficient, factually inaccurate or biased content and results. Accordingly, AI presents emerging operational, legal and ethical issues, and if our use of AI becomes controversial, we may experience reputational harm to our brand, competitive harm or legal liability. At the same time, our competitors may incorporate AI into their operations more quickly than we do or with more successful outcomes, which would also harm our business. We also expect there will be new laws or regulations concerning the use of AI technology, which might be burdensome to comply with and may limit our ability to use this technology. We might not be able to attract and retain the talent to support our AI technology initiatives and maintain our systems. Any disruption or failure in our AI systems or those of third parties on whom we rely could result in delays and operational challenges, and the various operational, compliance and reputational issues could adversely affect our business and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(none)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(none)

ITEM 4. MINE SAFETY DISCLOSURES

(none)

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2023, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

2023 Q3 Form 10-Q | 31

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

2023 Q3 Form 10-Q | 32

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELANCO ANIMAL HEALTH INCORPORATED
(Registrant)

Date:	November 7, 2023	/s/ Jeffrey N. Simmons
Jeffrey N. Simmons
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2023	/s/ Todd S. Young
Todd S. Young
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

2023 Q3 Form 10-Q | 33