Form 10-Q
period 2024-03-31
Elanco Animal Health Inc
filed 2024-05-08
CIK 1739104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
Yes ☐ No ☒
The number of shares of common stock outstanding as of May 3, 2024 was 494,181,620.

ELANCO ANIMAL HEALTH INCORPORATED
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

2024 Q1 Form 10-Q | 1

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
•our ability to complete acquisitions and divestitures (including the proposed divestiture of our aqua business) and to successfully integrate the businesses we acquire;
•our ability to implement our business strategies or achieve targeted cost efficiencies and gross margin improvements;
•manufacturing problems and capacity imbalances;
•fluctuations in inventory levels in our distribution channels;
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
•risks related to foreign currency exchange rate fluctuations;
•risks related to underfunded pension plan liabilities;
•our current plans not to pay dividends and restrictions on our ability to pay dividends;

2024 Q1 Form 10-Q | 2

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
See Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the United States (U.S.) Securities and Exchange Commission (SEC) (2023 Form 10-K), and Part II of this Form 10-Q, for a further description of these and other factors. Although we have attempted to identify important risk factors, there may be other risk factors not presently known to us or that we presently believe are not material that could cause actual results and developments to differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report. If any of these risks materialize, or if any of the above assumptions underlying forward-looking statements prove incorrect, actual results and developments may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report. We caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this quarterly report. Any forward-looking statement made by us in this quarterly report speaks only as of the date hereof. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or to revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

2024 Q1 Form 10-Q | 3

PART I

ITEM 1. FINANCIAL STATEMENTS

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except per-share data)

	Three Months Ended March 31,
	2024	2023
Revenue	$1,205	$1,257
Costs, expenses and other:
Cost of sales	515	494
Research and development	87	81
Marketing, selling and administrative	337	327
Amortization of intangible assets	133	134
Asset impairment, restructuring and other special charges	46	40
Interest expense, net of capitalized interest	66	64
Other expense, net	9	9
	1,193	1,149
Income before income taxes	12	108
Income tax (benefit) expense	(20)	5
Net income	$32	$103

Earnings per share:
Basic	$0.06	$0.21
Diluted	$0.06	$0.21
Weighted-average shares outstanding:
Basic	493.2	491.1
Diluted	496.0	492.8

See accompanying notes to condensed consolidated financial statements.

2024 Q1 Form 10-Q | 4

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(in millions)

	Three Months Ended March 31,
	2024	2023
Net income	$32	$103
Other comprehensive (loss) income:
Cash flow hedges, net of taxes	32	(48)
Foreign currency translation, net of taxes	(227)	130
Defined benefit plans, net of taxes	(4)	—
Other comprehensive (loss) income, net of taxes	(199)	82
Comprehensive (loss) income	$(167)	$185

See accompanying notes to condensed consolidated financial statements.

2024 Q1 Form 10-Q | 5

Elanco Animal Health Incorporated
Condensed Consolidated Balance Sheets
(in millions, except share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$345	$352
Accounts receivable, net	988	842
Other receivables	90	168
Inventories	1,638	1,735
Prepaid expenses and other	338	310
Assets held for sale	651	—
Total current assets	4,050	3,407
Noncurrent Assets
Goodwill	4,478	5,094
Other intangibles, net	4,196	4,494
Other noncurrent assets	346	341
Property and equipment, net	949	1,026
Total assets	$14,019	$14,362
Liabilities and Equity
Current Liabilities
Accounts payable	$302	$270
Sales rebates and discounts	318	367
Current portion of long-term debt	38	38
Other current liabilities	574	566
Total current liabilities	1,232	1,241
Noncurrent Liabilities
Long-term debt	5,727	5,736
Deferred taxes	530	567
Other noncurrent liabilities	474	595
Total liabilities	7,963	8,139
Commitments and Contingencies
Equity
Common stock, no par value, 5,000,000,000 shares authorized, 494,049,915 and 492,845,216 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	8,777	8,777
Accumulated deficit	(2,256)	(2,288)
Accumulated other comprehensive loss	(465)	(266)
Total equity	6,056	6,223
Total liabilities and equity	$14,019	$14,362

See accompanying notes to condensed consolidated financial statements.

2024 Q1 Form 10-Q | 6

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Equity (Unaudited)
(in millions)

	Common Stock				Accumulated Other Comprehensive Loss
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Cash Flow Hedges	Foreign Currency Translation	Defined Benefit Plans	Total	Total Equity
December 31, 2022	474.2	$—	$8,738	$(1,057)	$182	$(672)	$98	$(392)	$7,289
Net income	—	—	—	103	—	—	—	—	103
Other comprehensive income (loss), net of tax	—	—	—	—	(48)	130	—	82	82
Stock-based compensation activity, net	1.0	—	6	—	—	—	—	—	6
Conversion of tangible equity units (TEUs) into common stock	17.2	—	—	—	—	—	—	—	—
March 31, 2023	492.4	$—	$8,744	$(954)	$134	$(542)	$98	$(310)	$7,480

December 31, 2023	492.8	$—	$8,777	$(2,288)	$57	$(379)	$56	$(266)	$6,223
Net income	—	—	—	32	—	—	—	—	32
Other comprehensive (loss) income, net of tax	—	—	—	—	32	(227)	(4)	(199)	(199)
Stock-based compensation activity, net	1.2	—	—	—	—	—	—	—	—
March 31, 2024	494.0	$—	$8,777	$(2,256)	$89	$(606)	$52	$(465)	$6,056

See accompanying notes to condensed consolidated financial statements.

2024 Q1 Form 10-Q | 7

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net income	$32	$103
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	166	173
Stock-based compensation expense	11	12
Changes in operating assets and liabilities, net of acquisitions and divestitures	(177)	(439)
Other non-cash operating activities, net	(30)	6
Net Cash Provided by (Used for) Operating Activities	2	(145)
Cash Flows from Investing Activities
Net purchases of property and equipment and software	(24)	(24)
Cash paid for acquisitions	(5)	(16)
Proceeds from sale of Shawnee and Speke facilities (see Note 4)	66	—
Purchases of intangible assets	—	(14)
Other investing activities, net	—	(1)
Net Cash Provided by (Used for) Investing Activities	37	(55)
Cash Flows from Financing Activities
Proceeds from Revolving Credit Facility	50	200
Repayments of Revolving Credit Facility	(50)	—
Proceeds from Securitization Facility	50	—
Repayments of Securitization Facility	(50)	—
Repayments of long-term borrowings	(13)	(19)
Other financing activities, net	(14)	(7)
Net Cash (Used for) Provided by Financing Activities	(27)	174
Effect of exchange rate changes on cash and cash equivalents	(19)	(1)
Net decrease in cash and cash equivalents	(7)	(27)
Cash and cash equivalents – beginning of period	352	345
Cash and cash equivalents – end of period	$345	$318

See accompanying notes to condensed consolidated financial statements.

2024 Q1 Form 10-Q | 8

Elanco Animal Health Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Tables present dollars and shares in millions, except per-share and per-unit data)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the SEC requirements for interim reporting. As permitted under those rules, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. (GAAP) have been condensed or omitted. The information included in this Form 10-Q should be read in conjunction with our consolidated financial statements and accompanying notes for the year ended December 31, 2023, included in our 2023 Form 10-K. In addition, results for interim periods should not be considered indicative of results for any other interim period or for the full year ending December 31, 2024, or any other future period.
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
The significant accounting policies set forth in Note 2 to the consolidated financial statements in our 2023 Form 10-K and the footnotes herein appropriately represent, in all material respects, the current status of our accounting policies.

Note 2. New Financial Accounting Pronouncements
The following table provides a brief description of accounting standards applicable to us that we have not yet adopted:

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	ASU 2023-07 is intended to improve disclosure requirements related to reportable segments, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (CODM) for purposes of assessing a segment's profit or loss and deciding how to allocate resources. This new standard applies to all public entities, including entities, like us, with a single reportable segment.	This new standard is effective for fiscal years beginning after December 31, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Adoption requires retrospective application.	We are currently assessing the impact ASU 2023-07 will have on our consolidated financial statements, including our footnote disclosures.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures by enhancing information about how an entity's operations and related tax risks and its tax planning and operational opportunities affect its tax rate and prospects for future cash flows.	The guidance is effective for fiscal years beginning after December 31, 2024, with early adoption permitted. Adoption allows for prospective application, with retrospective application permitted.	We are currently assessing the impact ASU 2023-09 will have on our consolidated financial statements, including our Income Taxes footnote disclosure.

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

2024 Q1 Form 10-Q | 9

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

	Three Months Ended March 31,
	2024	2023
Beginning balance	$367	$324
Reduction of revenue	221	209
Payments	(266)	(204)
Foreign currency translation adjustments	(4)	—
Ending balance	$318	$329
Adjustments to revenue recognized as a result of changes in estimates during the three months ended March 31, 2024 and 2023, for product shipped in previous periods were not material. Actual global product returns were approximately 1% of net revenue for the three months ended March 31, 2024 and 2023.
Disaggregation of Revenue
The following table summarizes our revenue disaggregated by product category:

	Three Months Ended March 31,
	2024	2023
Pet Health	$639	$675
Farm Animal:
Cattle	244	248
Poultry	197	183
Swine	84	102
Aqua	31	40
Total Farm Animal	556	573
Contract Manufacturing (1)	10	9
Revenue	$1,205	$1,257
(1)Represents revenue from arrangements in which we manufacture products on behalf of a third party.
The following table summarizes our revenue disaggregated by geographic area:

	Three Months Ended March 31,
	2024	2023
United States	$531	$543
International	674	714
Revenue	$1,205	$1,257
We have a single customer that accounted for approximately 9% of revenue for each of the three months ended March 31, 2024 and 2023. Product sales with this customer resulted in accounts receivable of $93 million and $78 million at March 31, 2024 and December 31, 2023, respectively.

Note 4. Acquisitions, Divestitures and Other Arrangements
Acquisitions
During 2023, we completed the acquisitions of certain U.S. marketed products, pipeline products, inventory and an assembled workforce from NutriQuest, LLC (NutriQuest) and certain assets including inventory and distribution rights for certain marketed products from NutriQuest Nutricao Animal Ltda (NutriQuest Brazil). Each of these transactions was accounted for as a business combination under the acquisition method of accounting. The acquisition method requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The determination of estimated fair value requires management to make significant estimates and assumptions. The excess of the purchase price over the fair value of the acquired net assets, where applicable, has been recorded as goodwill.

2024 Q1 Form 10-Q | 10

NutriQuest
On January 3, 2023, we acquired NutriQuest for total purchase consideration of $59 million. NutriQuest is a provider of swine, poultry and cattle nutritional health products to animal producers. The acquisition helped us expand our existing nutritional health offerings and further our efforts to explore innovative antibiotic alternatives. The composition of the purchase price was as follows:

Up-front cash consideration	$16
Deferred cash consideration paid January 4, 2024	5
Fair value of contingent consideration	38
Total purchase consideration	$59
Contingent consideration for this acquisition includes up to $85 million of cash consideration payable if specific development, sales and geographic expansion milestones are achieved, as outlined in the asset purchase agreement. The initial fair value of this contingent consideration liability of $38 million was estimated at the acquisition date using a Monte Carlo simulation model, which represented a Level 3 measurement under the fair value hierarchy (see Note 10. Fair Value for further information).
The following table summarizes the fair values of assets acquired as of the acquisition date:

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
NutriQuest Brazil
On August 1, 2023, we acquired NutriQuest Brazil for total purchase consideration of $19 million. The composition of the purchase price included cash paid on the closing date of $3 million, with additional consideration payable through 2026 valued at approximately $16 million, a portion of which is contingent upon the continuation of certain terms and conditions set forth in the asset purchase agreement.
The following table summarizes the preliminary amounts recognized for assets acquired as of the acquisition date:

Inventories	$3
Definite-lived intangible assets	15
Total identifiable assets	18
Goodwill	1
Total consideration transferred	$19
The acquired definite-lived intangible assets are being amortized over a weighted-average estimated useful life of approximately nine years on a straight-line basis. The purchase price allocation for this acquisition is preliminary as of March 31, 2024, and subject to change, including the valuation of the intangible assets. The final determination of these amounts will be completed as soon as possible but no later than one year from the acquisition date.
Divestitures
Shawnee and Speke
During 2021, we announced an agreement with TriRx Pharmaceuticals (TriRx) to sell our manufacturing sites in Shawnee, Kansas (Shawnee) and Speke, U.K. (Speke). In August 2021 and February 2022, we completed the sales of our Shawnee and Speke sites, respectively. Based on the original terms of the sales agreements, we anticipated receiving cash consideration from TriRx over a three-year period, and we received cash proceeds of $13 million from TriRx in 2022. In May 2023, we entered into amendments to the agreements (the amended agreement), which effectively restructured the payment schedule related to the remaining amount owed. At December 31, 2023, our remaining net receivable balance from TriRx under the amended agreement was $69 million. In February 2024, we received $66 million from TriRx, in addition to accrued interest, with the remaining $3 million due in August 2024.

2024 Q1 Form 10-Q | 11

Aqua Business
In February 2024, we entered into an asset purchase agreement (APA) to sell our aqua business to Intervet International B.V., a Dutch subsidiary of Merck Animal Health, for approximately $1.3 billion in cash, payable at closing. Our aqua business includes products across both warm-water and cold-water species. This divestiture is expected to include inventories, real property and equipment, including our manufacturing sites in Canada and Vietnam, and certain intellectual property, technology and other intangible assets, including marketed brands, as well as approximately 280 commercial and manufacturing employees. The APA contains certain representations, warranties and covenants that are customary for transactions of this nature, including covenants by us relating to the operation of the aqua business prior to the closing of the transaction, as well as certain non-compete restrictions. The future closing of the divestiture is subject to customary conditions, including the receipt of applicable regulatory and antitrust approvals, and is currently anticipated to occur around mid-year 2024. If the APA is terminated due to failure to obtain the applicable required approvals, subject to certain conditions, Merck Animal Health will be required to pay us a termination fee of $55 million in cash. Our aqua business generated revenues of $31 million and $40 million during the three months ended March 31, 2024 and 2023, respectively. Given that we operate our business as a single reporting unit, we are unable to reasonably determine stand-alone costs and related earnings or loss before income taxes attributable to our aqua business.
We determined the aqua business assets being sold (the disposal group) met all the required criteria to be classified as held for sale in February 2024. Accordingly, at that time we ceased depreciation and amortization of the long-lived assets included within the disposal group. We have also determined that the sale of our aqua business does not qualify for reporting as a discontinued operation, as it does not represent a strategic shift that has or will have a major effect on our operations and/or financial results.
We also determined that the disposal group's fair value, based upon the expected $1.3 billion sales price, less anticipated costs to sell, exceeded its carrying value. As such, no write-down of the carrying value was required. In establishing the carrying value of our disposal group, a portion of our single reporting unit’s goodwill was allocated to it on a relative fair value basis. In determining the relative fair value of the disposal group to our single reporting unit as a whole, we compared the fair value of the disposal group to an estimated fair value of our single reporting unit, which was based on a fair value assessment using the income approach. The income approach is a valuation technique that provides an estimate of fair value based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Significant management judgment was required in estimating the fair value of our single reporting unit, including, but not limited to, estimates and assumptions regarding future cash flows of our single reporting unit, revenue growth and other profitability measures, such as gross margin and earnings before interest, taxes, depreciation and amortization (EBITDA) margin, and the determination of an appropriate discount rate. We consider this valuation approach to be a Level 3 measurement under the fair value hierarchy.
As of March 31, 2024, the carrying amounts of the following major assets were classified as held for sale on our condensed consolidated balance sheet:

Inventories	$45
Goodwill	482
Other intangibles, net	50
Property and equipment, net	66
Other assets	8
Total assets held for sale	$651
Based on our current estimates, we expect to recognize a pre-tax gain on sale in the range of $600 million to $650 million.

Note 5. Asset Impairment, Restructuring and Other Special Charges
In recent years, we have incurred substantial costs associated with restructuring programs and cost-reduction initiatives designed to achieve a flexible and competitive cost structure. Restructuring activities primarily include charges associated with product, facility and business rationalizations and workforce reductions. We have also incurred costs associated with executing acquisition, divestiture and other significant transactions and related integration and/or separation activities. Components of asset impairment, restructuring and other special charges were as follows:

2024 Q1 Form 10-Q | 12

	Three Months Ended March 31,
	2024	2023
Restructuring charges(1)	$39	$—

Acquisition and divestiture-related charges(2)	7	40

Total expense	$46	$40
(1)Restructuring charges in 2024 primarily related to expected cash-based severance costs associated with a restructuring program approved and announced in February 2024 intended to reallocate resources by shifting international resources from farm animal to pet health. This restructuring program has also resulted in changes in how we operate in and sell into the Argentina market, among others.
(2)Acquisition and divestiture-related charges included transaction costs directly related to acquiring or divesting businesses, such as expenditures for banking, legal, accounting, consulting and other similar services and integration or separation charges, inclusive of system and process integration or carve-out costs, product transfers and costs related to the implementation of new systems, programs and processes.
The following table summarizes the activity in our reserves established in connection with restructuring activities:

Balance at December 31, 2023	$7
Charges	39
Cash paid	(6)
Balance at March 31, 2024	$40
Timing of when the restructuring reserve obligations are expected to be paid can vary due to certain country-specific negotiations and regulations. Of the total reserve, $27 million is included within other current liabilities on our condensed consolidated balance sheet at March 31, 2024, with the remainder included within other noncurrent liabilities.

Note 6. Inventories
Inventories are stated at the lower of cost and net realizable value. We value a majority of our inventories using the first-in, first out (FIFO) method, although we use the last-in, first-out (LIFO) method for a portion of our inventories.
Inventories consisted of the following:

	March 31, 2024	December 31, 2023
Finished products	$797	$857
Work in process	796	814
Raw materials and supplies	109	128
Total	1,702	1,799
Decrease to LIFO cost	(64)	(64)
Inventories	$1,638	$1,735

Note 7. Equity
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

2024 Q1 Form 10-Q | 13

Note 8. Debt
Long-term debt consisted of the following:

	March 31, 2024	December 31, 2023
Incremental Term Facility due 2025	$175	$175
Incremental Term Facility due 2028	488	489
Incremental Term Facility due 2029	246	247
Term Loan B due 2027	3,827	3,838
Revolving Credit Facility (1)	200	200
Securitization Facility (2)	125	125
4.900% Senior Notes due 2028 (3)	750	750
Unamortized debt issuance costs	(46)	(50)
	5,765	5,774
Less current portion of long-term debt	38	38
Total long-term debt	$5,727	$5,736
(1)Our Revolving Credit Facility provides up to $750 million in borrowing capacity (with incremental capacity if certain conditions are met), bears interest at Term SOFR plus 2.10% and matures in August 2025.
(2)Our Securitization Facility is secured and collateralized by our U.S. Net Eligible Receivables Balance, has a maximum borrowing capacity of $300 million, bears interest at Term SOFR plus 1.25% and matures in July 2026.
(3)Subsequent to issuance in August 2018, our 4.900% Senior Notes due 2028 have been subject to interest rate increases related to credit rating agency downgrades. As of March 31, 2024, these notes bear interest at a rate of 6.650%.
As of March 31, 2024, approximately 78% of our long-term indebtedness bears interest at a fixed rate, including variable-rate debt converted to fixed-rate through the use of interest rate swaps (see Note 9. Financial Instruments for further information). We were in compliance with all of our debt covenants as of March 31, 2024.

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
Derivatives not designated as hedges
We may enter into foreign exchange forward or option contracts to reduce the effect of fluctuating foreign currency exchange rates. Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures and are recorded at fair value with the gain or loss recognized in other expense, net in the condensed consolidated statements of operations. Forward contracts generally have maturities not exceeding 12 months. As of March 31, 2024 and December 31, 2023, we had outstanding foreign exchange contracts with aggregate notional amounts of $812 million and $891 million, respectively.
The amounts of net (losses) gains on derivative instruments not designated as hedging instruments, recorded in other expense, net were as follows:

	Three Months Ended March 31,
	2024	2023
Foreign exchange forward contracts (1)	$(9)	$2
(1)These amounts were substantially offset in other expense, net by the effect of changing exchange rates on the underlying foreign currency exposures.
Derivatives designated as hedges - Net investment hedges
In September 2023 we entered into a series of cross-currency fixed interest rate swaps to help mitigate the impact of foreign currency fluctuations on our operations in Switzerland with a combined 1,000 million CHF notional amount with tenors in 2026 and 2027. These instruments were determined to be, and were designated as, effective economic hedges of net investments in our CHF denominated net assets. The fair values of these instruments were estimated based on quoted market values of similar hedges and are classified as Level 2 in the fair value hierarchy (see Note 10. Fair Value for further information). Gains or losses related to these instruments due to spot rate fluctuations are recorded as cumulative translation adjustments as a component of other comprehensive income

2024 Q1 Form 10-Q | 14

(loss). Gains and losses will remain in accumulated other comprehensive income (loss) until either the sale or substantial liquidation of the hedged subsidiary. Gains on net investment hedges, net of tax, recorded in other comprehensive (loss) income, were as follows:

	Three Months Ended March 31,
	2024	2023
Cross-currency fixed interest rate swaps	$62	$—
During the three months ended March 31, 2024, these instruments also generated $8 million of interest income, which was included as a contra interest expense, net of capitalized interest in our condensed consolidated statement of operations.
Derivatives designated as hedges - Interest rate swaps
To manage our exposure to variable interest rate risk, we utilize interest rate swap contracts to effectively convert our variable-rate debt into fixed-rate debt. We recognize any differences between the variable interest rate payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense, net of capitalized interest over the life of the swaps. We have designated our interest rate swaps as cash flow hedges and record them at fair value on the condensed consolidated balance sheets. Changes in the fair value of the hedges are recognized in other comprehensive income (loss) and reclassified into earnings through interest expense, net of capitalized interest at the time earnings are affected by the hedged transaction. Fair value is estimated based on quoted market values of similar hedges and is classified as Level 2 in the fair value hierarchy.
We had outstanding interest rate swaps, with aggregate notional amounts of $3,800 million as of both March 31, 2024 and December 31, 2023. As of March 31, 2024, our interest rate swap instruments had maturities ranging between 2026 and 2028. The amounts of gains (losses) on our interest rate swap contracts, net of tax, recorded in other comprehensive (loss) income were as follows:

	Three Months Ended March 31,
	2024	2023
Interest rate swaps	$63	$(25)
The amounts of gains reclassified from accumulated other comprehensive loss and recognized into earnings through interest expense, net of capitalized interest were as follows:

	Three Months Ended March 31,
	2024	2023
Interest rate swaps	$31	$23
Over the next 12 months, we expect to reclassify a gain of $92 million from accumulated other comprehensive loss into interest expense, net of capitalized interest related to our current and previously settled interest rate swaps. As of March 31, 2024, when factoring in the $3,800 million of variable rate debt converted to fixed-rate through the use of interest rate swaps (excluding the expected future reclassifications to interest expense, net of capitalized interest related to past interest rate swap settlements), the weighted-average effective interest rate on our outstanding indebtedness was 6.40%.

Note 10. Fair Value
Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value measurements are based on a framework that utilizes the inputs market participants use to determine the fair value of an asset or liability and establishes a fair value hierarchy to prioritize those inputs. Level 1 fair value measurements are based on quoted prices in active markets for identical assets or liabilities. We determine our Level 2 fair value measurements based on a market approach using quoted market values or significant other observable inputs for identical or comparable assets or liabilities. Our Level 3 fair value measurements are based on unobservable inputs based on little or no market activity.
The following table summarizes the fair value information at March 31, 2024 and December 31, 2023, for assets and liabilities measured at fair value on a recurring basis in the respective balance sheet line items, as well as long-term debt, for which fair value is disclosed on a recurring basis:

2024 Q1 Form 10-Q | 15

		Fair Value Measurements Using
Financial statement line item	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2024
Recurring fair value measurements
Prepaid expenses and other - derivative instruments	$66	$—	$66	$—	$66
Other current liabilities - derivative instruments	(74)	—	(74)	—	(74)
Other current liabilities - contingent consideration	(7)	—	—	(7)	(7)
Other noncurrent liabilities - derivative instruments	(17)	—	(17)	—	(17)
Other noncurrent liabilities - contingent consideration	(31)	—	—	(31)	(31)
Financial instruments not carried at fair value
Long-term debt, including current portion	(5,811)	—	(5,815)	—	(5,815)

December 31, 2023
Recurring fair value measurements
Prepaid expenses and other - derivative instruments	$65	$—	$65	$—	$65
Other current liabilities - derivative instruments	(63)	—	(63)	—	(63)
Other current liabilities - contingent consideration	(9)	—	—	(9)	(9)
Other noncurrent liabilities - derivative instruments	(132)	—	(132)	—	(132)
Other noncurrent liabilities - contingent consideration	(31)	—	—	(31)	(31)
Financial instruments not carried at fair value
Long-term debt, including current portion	(5,824)	—	(5,825)	—	(5,825)
Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities at the time of purchase of three months or less. The carrying values of cash and cash equivalents, accounts and other receivables, accounts payable and other current liabilities are a reasonable estimate of their fair values due to the short-term nature of these assets and liabilities. We also had investments without readily determinable fair values and equity method investments, which were classified as other noncurrent assets on our condensed consolidated balance sheets totaling $25 million and $26 million as of March 31, 2024 and December 31, 2023, respectively. These investments are not recorded at fair value on a recurring basis, and as such, are not included in the fair value table above.
The fair values of contingent consideration liabilities related to our acquisition of NutriQuest were estimated using the Monte Carlo simulation model, consisting of Level 3 inputs not observable in the market, including estimates relating to revenue forecasts, discount rates and volatility.

Note 11. Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

December 31, 2023 (gross)	$6,136
Accumulated impairment	(1,042)
December 31, 2023 (net)	5,094
Reclassification to assets held for sale(1)	(482)
Foreign currency translation adjustments	(134)
March 31, 2024 (net)	$4,478
(1)We reclassified $482 million of goodwill to assets held for sale during the three months ended March 31, 2024, in connection with the expected divestiture of our aqua business. See Note 4. Acquisitions, Divestitures and Other Arrangements for further information.

2024 Q1 Form 10-Q | 16

Note 12. Income Taxes

	Three Months Ended March 31,
	2024	2023
Income tax (benefit) expense	$(20)	$5
Effective tax rate	(182.2)%	4.4%
For the three months ended March 31, 2024, we recognized an income tax benefit of $20 million. Our effective tax rate of (182.2)% differed from the statutory income tax rate primarily due to the partial release of a valuation allowance attributable to the anticipated sale of our aqua business and a benefit related to the recognition of certain state tax credits. For the three months ended March 31, 2023, we recognized income tax expense of $5 million. Our effective tax rate of 4.4% differed from the statutory income tax rate due to jurisdictional earnings mix of projected income in lower tax jurisdictions, partially offset by losses in the U.S. and a Southeast Asia affiliate for which there was no tax benefit, as valuation allowances had been established in those countries.
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
Seresto Class Action Lawsuits
Claims seeking actual damages, injunctive relief and/or restitution for allegedly deceptive marketing have been made against Elanco Animal Health Inc. and Bayer HealthCare LLC, along with other Elanco and Bayer entities, arising out of the use of Seresto™, a non-prescription flea and tick collar for cats and dogs. During 2021, putative class action lawsuits were filed in federal courts in the U.S. alleging that the Seresto collars contain pesticides that can cause serious injury and death to cats and/or dogs wearing the product. In August 2021, the lawsuits were consolidated by the Judicial Panel on Multidistrict Litigation, and the cases were transferred to the Northern District of Illinois. In June 2023, the parties agreed on the monetary terms of a potential settlement of the consolidated class action lawsuits, and as a result, a charge of $15 million was recorded. As of December 31, 2023, the parties had agreed on the non-monetary terms of a potential settlement, in addition to the monetary terms agreed to in June 2023. In January 2024, the court preliminarily approved the settlement. The court set a hearing to consider final approval of the settlement in December 2024. If at that time all conditions of the settlement are met, and the settlement is approved, we anticipate the settlement amount will be payable in the first quarter of 2025. As such, the $15 million provision was included within other current liabilities on our condensed consolidated balance sheet as of March 31, 2024.
Additional Legal Matters
For the legal matters discussed below, we either believe loss is not probable or are unable to estimate the possible loss or range of loss, if any. The process of resolving these matters is inherently uncertain and may develop over an extended period of time; therefore, at this time, the ultimate resolutions cannot be predicted. As of March 31, 2024 and December 31, 2023, we had no material liabilities established related to the matters discussed below.
On May 20, 2020, a shareholder class action lawsuit captioned Hunter v. Elanco Animal Health Inc., et al. (Hunter) was filed in the United States District Court for the Southern District of Indiana against Elanco and certain executives. On September 3, 2020, the court appointed a lead plaintiff, and on November 9, 2020, the lead plaintiff filed an amended complaint adding additional claims against Elanco, certain executives and other individuals. The lawsuit alleged, in part, that Elanco and certain of its executives made materially false and/or misleading statements and/or failed to disclose certain facts about Elanco’s supply chain, inventory, revenue and projections. The lawsuit sought unspecified monetary damages and purports to represent purchasers of Elanco securities between September 30, 2018 and May 6, 2020, and purchasers of Elanco common stock issued in connection with Elanco's acquisition of Aratana Therapeutics, Inc. On January 13, 2021, we filed a motion to dismiss, and on August 17, 2022, the court issued an order granting our motion to dismiss the case without prejudice. On October 14, 2022, the plaintiffs filed a motion for leave to amend the complaint. On December 7, 2022, we filed an opposition to the plaintiffs' motion, and on September 27, 2023, the court denied the plaintiffs' motion for leave, issuing final judgment

2024 Q1 Form 10-Q | 17

in favor of Elanco. On October 25, 2023, the plaintiffs filed a notice of appeal to the United Stated Court of Appeals for the Seventh Circuit. We continue to believe the claims made in the case are meritless, and we intend to continue to vigorously defend our position.
On October 16, 2020, a shareholder class action lawsuit captioned Saffron Capital Corporation v. Elanco Animal Health Inc., et al. was filed in the Marion Superior Court of Indiana against Elanco, certain executives and other individuals and entities. On December 23, 2020, the plaintiffs filed an amended complaint adding an additional plaintiff. The lawsuit alleges, in part, that Elanco and certain of its executives made materially false and/or misleading statements and/or failed to disclose certain facts about Elanco’s relationships with third party distributors and revenue attributable to those distributors within the registration statement on Form S-3 dated January 21, 2020, and accompanying prospectus filed in connection with Elanco’s public offering which closed on or about January 27, 2020. The lawsuit seeks unspecified monetary damages and purports to represent purchasers of Elanco common stock or TEUs issued in connection with the public offering. From February 2021 to August 2022, this case was stayed in deference to Hunter. On October 24, 2022, we filed a motion to dismiss. On December 23, 2022, the plaintiffs filed their opposition to the motion to dismiss. Prior to the ruling on the motion to dismiss, on June 8, 2023, the plaintiffs filed a motion for leave to file a second amended complaint, which is now the operative complaint. We filed a motion to dismiss the second amended complaint on August 7, 2023, to which the plaintiffs filed their opposition on October 13, 2023. On April 17, 2024, our motion to dismiss was granted. The dismissal is without prejudice to plaintiffs' right to re-file a claim, and it is possible the plaintiffs will attempt to file a third amended complaint. We continue to believe the claims made in the case are meritless, and we intend to vigorously defend our position.
In the third quarter of 2019, Tevra Brands, LLC (Tevra) filed a complaint in the U.S. District Court of the Northern District of California, alleging that Bayer Animal Health (acquired by us in August 2020) had been involved in unlawful, exclusive dealing and tying of its flea and tick products Advantage, Advantix and Seresto and maintained a monopoly in the market. The complaint was amended in March 2020 and then dismissed in September 2020 with leave to amend. A second amended complaint was filed in March 2021 and realleges claims of unlawful exclusive dealing related to Advantage and Advantix and monopoly maintenance. A motion to dismiss the second amended complaint was denied in January 2022. Tevra’s demands include both actual and treble damages. On April 16, 2024, the court granted our motion for summary judgment to exclude all damages subsequent to our acquisition of Bayer Animal Health in August 2020. The trial is scheduled for July 2024. We intend to vigorously defend our position.
Regulatory Matters
On July 1, 2021, we received a subpoena from the SEC relating to our channel inventory and sales practices prior to mid-2020. We have cooperated in providing documents and information to the SEC and will continue to do so. We have engaged in discussions with the SEC about a possible resolution or settlement of potential disclosure claims. While we have not reached an agreement on a resolution or settlement of the potential disclosure claims, based on the ongoing discussions with the SEC, we believe a loss contingency is both probable and estimable. Accordingly, we have accrued a liability of $15 million as of March 31, 2024, which was an increase of $2.5 million from the liability we had recorded for this matter as of December 31, 2023. This liability was included within other current liabilities on our condensed consolidated balance sheets. It remains uncertain whether an agreement will be reached and the terms of any such agreement. Management continues to believe its actions were appropriate.
Other Commitments
As of March 31, 2024, we had a lease commitment that has not yet commenced for our new corporate headquarters in Indianapolis, Indiana. Total minimum lease payments are estimated to be approximately $378 million over a term of 25 years, excluding extensions. Final lease payments may vary depending on the actual cost of certain construction activities. Lease commencement is expected in 2025.
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

2024 Q1 Form 10-Q | 18

Note 14. Earnings Per Share
We compute basic earnings per share by dividing net income available to common shareholders by the actual weighted-average number of common shares outstanding for the reporting period. Elanco has variable common stock equivalents relating to certain equity awards in stock-based compensation arrangements. We also had variable common stock equivalents related to the TEU prepaid stock purchase contracts in the first quarter of 2023 through the settlement date of February 1, 2023 (see Note 7. Equity for further discussion). Diluted earnings per share reflects the potential dilution that could have occurred if holders of the unvested equity awards converted their holdings into common stock and that could have occurred if holders of unsettled TEUs had converted their holdings into common stock prior to the February 1, 2023 settlement date. The weighted-average number of potentially dilutive shares outstanding was calculated using the treasury stock method. Potential common shares that would have had the effect of increasing diluted earnings per share were considered to be anti-dilutive and as such, these shares were not included in the calculation of diluted earnings per share.
Basic and diluted weighted-average shares outstanding were as follows:

	Three Months Ended March 31,
	2024	2023
Basic weighted-average common shares outstanding (1)	493.2	491.1
Assumed conversion of dilutive common stock equivalents (2)	2.8	1.7
Diluted weighted-average shares outstanding	496.0	492.8
(1)The TEU prepaid stock purchase contracts were convertible into a minimum of 14.3 million shares or a maximum of 17.2 million shares. The minimum 14.3 million shares were included in the calculation of basic weighted-average shares from January 22, 2020 to February 1, 2023. The 17.2 million shares that were ultimately issued have been included in the calculation of basic weighted-average shares outstanding subsequent to the settlement date of February 1, 2023.
(2)For the three months ended March 31, 2024 and 2023, approximately 0.8 million and 1.4 million, respectively, of potential common shares were excluded from the calculation of diluted weighted-average shares outstanding because their effect was anti-dilutive.

2024 Q1 Form 10-Q | 19

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
Management’s discussion and analysis of financial condition and results of operations (MD&A) is intended to assist the reader in understanding and assessing significant changes and trends related to our results of operations and financial position. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying footnotes in Item 1 of Part I of this Form 10-Q. Certain statements in this Item 2 of Part I of this Form 10-Q constitute forward-looking statements. Various risks and uncertainties, including those discussed in “Forward-Looking Statements” of this Form 10-Q, in Item 1A, “Risk Factors” of Part II of this Form 10-Q and in Item 1A, “Risk Factors” of Part I of our 2023 Form 10-K, may cause our actual results, financial position and cash generated from operations to differ materially from these forward-looking statements. Further, due to the seasonality of our pet health sales, interim results are not necessarily an appropriate base from which to project annual results.
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
Product Development and Regulatory Update
A key element of our targeted value creation strategy is to drive revenue growth through portfolio development and product innovation. We continue to pursue the development of new chemical and biological molecules, as well as additional registrations and indications for current products. Our future growth and success depend on both our pipeline of new products, including new products we develop internally, develop with partners or that we obtain through licenses or acquisitions, and the life cycle management of our existing products. We believe we are an industry leader in animal health R&D, with a track record of successful product innovation, business development and commercialization.
Other Key Trends and Factors Affecting Our Results of Operations
Acquisition and Integration Activity: In 2023 we acquired certain U.S. marketed products, pipeline products, inventory and an assembled workforce from NutriQuest, LLC (NutriQuest) and certain assets including inventory and distribution rights for certain marketed products from NutriQuest Nutricao Animal Ltda (NutriQuest Brazil). Additionally, in April 2023 we successfully completed the integration of the Bayer Animal Health business into our enterprise resource planning (ERP) system. We incurred costs totaling $93 million in 2023 related to integration activities, including the build out of processes and systems to support our global organization. In connection with this integration, we notified our customers of an expected commercial blackout period during specified periods of time in April 2023, during which certain products would not be able to be shipped. Due to this, we believe certain customers modified their purchasing habits, causing a shift of revenue from the second quarter of 2023 to the first quarter of 2023 of approximately $90 million to $110 million, based on our high-level estimates. While first quarter 2023 revenue benefited from this shift in purchases, this resulted in a corresponding decrease in revenue during the second quarter of 2023.
Aqua Business Divestiture: On February 5, 2024, we entered into an agreement to sell our aqua business to a subsidiary of Merck Animal Health for approximately $1.3 billion in cash, payable at closing, which we currently anticipate to occur around mid-year 2024. Our aqua business includes products across both warm-water and cold-water species and generated $31 million and $40 million in revenue during the three months ended March 31, 2024 and 2023, respectively. Upon closing of this sale, we intend to use the after-tax cash proceeds to accelerate debt repayment and reduce our leverage and future interest expense. Strategically, this divestiture allows us to prioritize our investments in larger markets with greater long-term earnings potential. The closing of the transaction is subject to customary conditions, including the receipt of applicable antitrust approvals. If the agreement is terminated due to failure to obtain required antitrust approvals, subject to certain conditions, Merck Animal Health will be required to

2024 Q1 Form 10-Q | 20

pay us a termination fee of $55 million in cash. Based on our current estimates, we expect to recognize a pre-tax gain on sale in the range of $600 million to $650 million. Income tax expense associated with this sale is expected to be in the range of $170 million to $190 million. See Note 4. Acquisitions, Divestitures and Other Arrangements to the condensed consolidated financial statements for further information.
Restructuring Activities: In February 2024, our Board of Directors authorized a restructuring plan (the restructuring plan) to improve operational efficiencies and better align our organizational structure with current business needs, top strategic priorities and key growth opportunities. Specifically, the restructuring plan was intended to reallocate resources by shifting international resources from farm animal to pet health as we plan for the global launches of certain blockbuster potential products currently under regulatory review. Further, the restructuring plan has impacted how we operate in and sell into the Argentina market, among others, reducing our foreign currency exposure in those markets.
Total expected pre-tax charges associated with the restructuring plan total $50 to $55 million in 2024, of which $39 million was incurred during the first quarter of 2024, the majority relating to cash-based severance costs. The restructuring plan is expected to result in the elimination of approximately 420 personnel across our global organization and annualized net savings of $30 to $35 million. See Note 5. Asset Impairment, Restructuring and Other Special Charges to the condensed consolidated financial statements for further information.
Macroeconomic Factors: As a global company with products sold in more than 90 countries, our operations are exposed to and are impacted by various global macroeconomic factors. We face continuing market and operating challenges across the globe due to, among other factors, the Russia-Ukraine conflict, conditions related to supply chain disruption, higher interest rates, foreign currency exchange rate volatility and inflationary pressures. Continued evolution of these conditions has led to economic slowdowns in certain countries and/or regions and volatility in consumer behavior. We anticipate global macroeconomic pressures to continue throughout 2024.
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

Results of Operations
The following discussion and analysis of our results of operations should be read along with our condensed consolidated financial statements and the notes thereto. Our results of operations for the periods presented below may not be comparable with prior periods or with our results of operations in the future due to many factors, including but not limited to the factors identified above.

	Three Months Ended March 31,
(Dollars in millions)	2024	2023	% Change
Revenue	$1,205	$1,257	(4)%
Costs, expenses and other:
Cost of sales	515	494	4%
% of revenue	43%	39%
Research and development	87	81	7%
% of revenue	7%	6%
Marketing, selling and administrative	337	327	3%
% of revenue	28%	26%
Amortization of intangible assets	133	134	(1)%
Asset impairment, restructuring and other special charges	46	40	15%
Interest expense, net of capitalized interest	66	64	3%
Other expense, net	9	9	—%
Income before income taxes	12	108	(89)%
Income tax (benefit) expense	(20)	5	NM
Net income	$32	$103	(69)%
Certain amounts and percentages may reflect rounding adjustments.
NM – Not meaningful

2024 Q1 Form 10-Q | 21

Revenue
As a global company, our products are sold in more than 90 countries, and as a result, a significant portion of our revenue is recorded in currencies other than the U.S. Dollar. Because of this, our revenue is influenced by changes in foreign currency exchange rates. During the three months ended March 31, 2024 and 2023, approximately 52% and 53% of our revenue was denominated in foreign currencies, respectively.
Further, increases or decreases in inventory levels in our distribution channels can positively or negatively impact our quarterly revenue results, leading to variations in revenue. This can be a result of various factors, such as end customer demand, new customer contracts, heightened and generic competition, the need for certain inventory levels, our ability to renew distribution contracts with expected terms, our ability to implement commercial strategies, regulatory restrictions, unexpected customer behavior, proactive measures taken by us in response to shifting market dynamics, payment terms we extend, which are subject to internal policies, blackout shipping periods due to system downtime, implementations and integrations and procedures and environmental factors beyond our control. For example, in connection with the integration of the Bayer Animal Health business into our ERP system, we communicated commercial shipping blackout periods that occurred in April 2023. Given this timing, we believe certain customers modified purchasing habits, which we estimate caused a shift of revenue from the second quarter of 2023 to the first quarter of 2023 of approximately $90 million to $110 million. While first quarter 2023 revenue benefited from this shift in purchases, this resulted in a corresponding decrease in revenue during the second quarter of 2023. This estimated shift of quarterly revenue in the prior year is a principal contributor to the year-over-year volume declines experienced during the three months ended March 31, 2024.
On a global basis, our revenue by product category for the three months ended March 31, 2024 and 2023, was as follows:

	Revenue		% of Total Revenue		Increase (Decrease)
(Dollars in millions)	2024	2023	2024	2023	$ Change	% Change	CC (1)
Pet Health	$639	$675	53%	54%	$(36)	(5)%	(5)%
Farm Animal	556	573	46%	46%	(17)	(3)%	(3)%
Contract Manufacturing (2)	10	9	1%	1%	1	11%	12%
Total	$1,205	$1,257	100%	100%	$(52)	(4)%	(4)%
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
On a global basis, the effects of price, foreign currency exchange rates and volume on changes in revenue for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, were as follows:

(Dollars in millions)	Revenue	Price	FX Rate	Volume	Total	CC
Pet Health	$639	3%	—%	(8)%	(5)%	(5)%
Farm Animal	556	—%	—%	(3)%	(3)%	(3)%
Contract Manufacturing	10	(2)%	(1)%	14%	11%	12%
Total	$1,205	2%	—%	(6)%	(4)%	(4)%
Note: Numbers may not add due to rounding
Pet health revenue decreased $36 million, or 5%, for the three months ended March 31, 2024, compared to the same period in 2023, driven by lower volumes and partially offset by a 3% increase in pricing. The primary driver of the lower volumes was the impact of the ERP system integration commercial blackout periods in the prior year, which we believe shifted an estimated $65 million to $80 million in pet health revenue from the second quarter of 2023 to the first quarter of 2023. This impact to volumes, in addition to the slow start to the U.S. parasiticide season and continued competitive pressure on certain products in the U.S. veterinary channel, were partially offset by increased vaccine sales due to easing of supply constraints, improved demand for retail parasiticide products in certain European markets, including Spain, and the impact of an initial stocking of certain legacy Bayer Animal Health products into the U.S. distribution channel.
Farm animal revenue decreased $17 million, or 3%, for the three months ended March 31, 2024, compared to the same period in 2023. The primary driver of the lower volumes was the impact of the ERP system integration commercial blackout periods in the prior year, which we believe shifted an estimated $25 million to $30 million of revenue from the second quarter of 2023 to the first quarter of 2023. This impact to volumes, as well as market weakness impacting the swine business in China, was partially offset by increased revenue from new products, led by Experior, and strength in poultry sales globally.

2024 Q1 Form 10-Q | 22

Cost of Sales

	Three Months Ended March 31,
(Dollars in millions)	2024	2023	% Change
Cost of sales	$515	$494	4%
% of revenue	43%	39%
Cost of sales increased $21 million for the three months ended March 31, 2024, and cost of sales as a percentage of revenue increased from 39% for the three months ended March 31, 2023, to 43% for the three months ended March 31, 2024. These increases were due to a combination of inflation, the impact of product mix, which was driven by the impact of the ERP system integration commercial blackout periods on higher margin products in the prior year, and planned reduced throughput at certain manufacturing sites in support of efforts to reduce inventory balances and improve cash conversion.
Research and Development

	Three Months Ended March 31,
(Dollars in millions)	2024	2023	% Change
Research and development	$87	$81	7%
% of revenue	7%	6%
Research and development expenses increased $6 million for the three months ended March 31, 2024, as compared to the same period in the prior year, primarily driven by higher employee-related expenses and timing of project costs.
Marketing, Selling and Administrative

	Three Months Ended March 31,
(Dollars in millions)	2024	2023	% Change
Marketing, selling and administrative	$337	$327	3%
% of revenue	28%	26%
Marketing, selling and administrative expenses increased $10 million for the three months ended March 31, 2024, as compared to the same period in the prior year, primarily driven by increases in marketing and promotional spend supporting our global pet health business and higher employee-related expenses. These increases were partially offset by cost savings associated with the completion of our ERP system integration in the second quarter of 2023.
Amortization of Intangible Assets

	Three Months Ended March 31,
(Dollars in millions)	2024	2023	% Change
Amortization of intangible assets	$133	$134	(1)%
Amortization of intangible assets decreased $1 million for the three months ended March 31, 2024, as compared to the same period in the prior year. Partially contributing to this decrease, as of February 1, 2024, the date we concluded the assets to be sold as part of our aqua business divestiture qualified as held for sale, we ceased the amortization of the finite-lived intangible assets included within this disposal group. See Note 4. Acquisitions, Divestitures and Other Arrangements to the condensed consolidated financial statements for further information.
Asset Impairment, Restructuring and Other Special Charges

	Three Months Ended March 31,
(Dollars in millions)	2024	2023	% Change
Asset impairment, restructuring and other special charges	$46	$40	15%
Asset impairment, restructuring and other special charges increased $6 million for the three months ended March 31, 2024, as compared to the same period in the prior year. Amounts recorded during the three months ended March 31, 2024, consist of $39 million of costs associated with the restructuring plan announced in February 2024 and $7 million of acquisition integration and divestiture-related costs. Amounts recorded during the three months ended March 31, 2023, primarily represented costs associated with the implementation of new systems, programs, and processes due to the integration of Bayer Animal Health. For additional information regarding our asset impairment, restructuring and other special charges, see Note 5. Asset Impairment, Restructuring and Other Special Charges to the condensed consolidated financial statements.

2024 Q1 Form 10-Q | 23

Interest Expense, Net of Capitalized Interest

	Three Months Ended March 31,
(Dollars in millions)	2024	2023	% Change
Interest expense, net of capitalized interest	$66	$64	3%
Interest expense, net of capitalized interest increased $2 million for the three months ended March 31, 2024, as compared to the same period in the prior year, primarily due to higher weighted-average interest rates.
Other Expense, Net

	Three Months Ended March 31,
(Dollars in millions)	2024	2023	% Change
Other expense, net	$9	$9	—%
Other expense, net for the three months ended March 31, 2024 and 2023, primarily consisted of foreign exchange losses. During the three months ended March 31, 2024, we also increased our accrual for the possible resolution or settlement with the SEC by $2.5 million, which was included within other expense, net.
Income Tax (Benefit) Expense

	Three Months Ended March 31,
(Dollars in millions)	2024	2023	% Change
Income tax (benefit) expense	$(20)	$5	NM
Effective tax rate	(182.2)%	4.4%
We recognized an income tax benefit of $20 million for the three months ended March 31, 2024, compared to income tax expense of $5 million for the same period in the prior year. The income tax benefit during the three months ended March 31, 2024, was primarily driven by the partial release of a valuation allowance attributable to the anticipated sale of our aqua business and a benefit related to the recognition of certain state tax credits.

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
We believe our primary sources of liquidity are sufficient to fund our short-term and long-term existing and planned capital requirements, which include working capital obligations, funding existing marketed and pipeline products, capital expenditures, business development in our targeted areas, short-term and long-term debt obligations, such as principal and interest payments, as well as interest rate swaps, operating lease payments, purchase obligations and costs associated with mergers, acquisitions, divestitures and business integrations and/or restructuring activities. As of March 31, 2024, we had cash and cash equivalents of $345 million and unused borrowing capacity on our Revolving Credit Facility of approximately $550 million. In addition, our Securitization Facility provides additional borrowing capacity in the event our borrowing capacity on this facility, which is correlated to our U.S. Net Eligible Receivables Balances, exceeds our outstanding borrowings on the facility. As of March 31, 2024, we had undrawn borrowing capacity of $114 million on our Securitization Facility. We also have the ability to access capital markets to obtain debt financing for longer-term funding, if required. Further, we believe we have sufficient cash flow and liquidity to remain in compliance with our debt covenants.
Our ability to meet future funding requirements may be impacted by macroeconomic, business and financial volatility. As market conditions change, we will continue to monitor our liquidity position. However, a challenging economic environment or an economic downturn may impact our liquidity or ability to obtain future financing. See "Item 1A. Risk Factors - We have substantial indebtedness" in Part I of our 2023 Form 10-K.

2024 Q1 Form 10-Q | 24

Cash Flows
The following table provides a summary of cash flows from operating, investing and financing activities for the three months ended March 31, 2024 and 2023:

(Dollars in millions)
Net cash provided by (used for):	2024	2023	$ Change
Operating activities	$2	$(145)	$147
Investing activities	37	(55)	92
Financing activities	(27)	174	(201)
Effect of exchange-rate changes on cash and cash equivalents	(19)	(1)	(18)
Net decrease in cash and cash equivalents	$(7)	$(27)	$20
Operating activities
Cash provided by operating activities was $2 million for the three months ended March 31, 2024, compared to cash used for operating activities of $145 million for the three months ended March 31, 2023. The change in cash provided by (used for) operating activities was driven by a year-over-year improvement in changes in operating assets and liabilities, partially offset by lower net income.
Investing activities
Cash provided by investing activities was $37 million for the three months ended March 31, 2024, compared to cash used for investing activities of $55 million for the three months ended March 31, 2023. Cash provided by investing activities during the three months ended March 31, 2024, was driven by the collection of a $66 million receivable related to our previous divestiture of our Shawnee and Speke locations (see Note 4. Acquisitions, Divestitures and Other Arrangements to the condensed consolidated financial statements for additional information). These proceeds were partially offset by net purchases of property and equipment and software and a deferred cash payment related to our prior year acquisition of NutriQuest. Cash used for investing activities during the three months ended March 31, 2023, primarily related to net purchases of property and equipment and software, $16 million paid for the acquisition of NutriQuest and $14 million for the purchase of intangible assets.
Financing activities
Cash used for financing activities was $27 million for the three months ended March 31, 2024, compared to cash provided by financing activities of $174 million for the three months ended March 31, 2023. Cash used for financing activities during the three months ended March 31, 2024, included $13 million in scheduled repayments of long-term borrowings. Cash provided by financing activities of $174 million during the three months ended March 31, 2023, primarily reflected proceeds from our revolving credit facility, partially offset by the repayment of indebtedness outstanding under our long-term borrowings.
Description of Indebtedness
For a complete description of our existing debt and available credit facilities as of March 31, 2024 and December 31, 2023, see Note 8. Debt within Item 8, “Financial Statements and Supplementary Data,” of Part II of our 2023 Form 10-K. New developments are discussed in Note 8. Debt of this Form 10-Q.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Certain of our accounting policies are considered critical because these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often requiring the use of estimates about the effects of matters that are inherently uncertain. Actual results that differ from our estimates could have an unfavorable effect on our financial position and results of operations. We apply estimation methodologies consistently from year to year. Such policies are summarized in Item 7, "Management's Discussion & Analysis of Results of Financial Condition and Results of Operations," of our 2023 Form 10-K. There were no significant changes or developments in the application of our critical accounting policies during the three months ended March 31, 2024.

2024 Q1 Form 10-Q | 25

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk
We operate on a global basis and are exposed to the risk that our earnings, cash flows and equity could be adversely impacted by fluctuations in foreign currency exchange rates. We are exposed to foreign currency exchange risk as the functional currency financial statements of non-U.S. subsidiaries are translated to U.S. dollars. We are also subject to foreign currency transaction gains and losses to the extent revenue and expense transactions are not denominated in the functional currency of a subsidiary. We are primarily exposed to foreign currency exchange risk with respect to net assets denominated in the Euro, British pound, Swiss franc, Brazilian real, Australian dollar, Japanese yen, Canadian dollar and Chinese yuan.
Additionally, we generally identify hyperinflationary markets as those markets whose cumulative inflation rate over a three-year period exceeds 100%. We have applied hyperinflationary accounting for our Argentina and Turkey subsidiaries since 2018 and 2022, respectively, and as a result, have changed their functional currencies to the U.S. dollar. During the three months ended March 31, 2024, revenue in Argentina and Turkey each represented less than 1% of our consolidated revenue, and assets held in Argentina and Turkey as of March 31, 2024, each represented less than 1% of our consolidated assets. Further, in February 2024 our Board of Directors authorized a restructuring plan that, among other strategic decisions, has resulted in a change in how we operate in and sell into the Argentina market, which has reduced our foreign currency exposure with respect to the Argentine peso. In spite of this, and while the application of hyperinflationary accounting for our subsidiaries in Argentina and Turkey did not have a material impact on our business during the three months ended March 31, 2024, we may in the future incur further currency devaluations, which could have a material adverse impact on our results of operations.
Interest Risk
At March 31, 2024, we held interest rate swap agreements with a notional value of $3,800 million that had the economic effect of modifying this amount of our variable-rate debt to fixed-rate. When including variable-rate converted to fixed-rate through the use of interest rate swaps, as of March 31, 2024, approximately 78% of our long-term indebtedness bore interest at a fixed rate.

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
Our management, with the participation of Jeffrey N. Simmons, president and chief executive officer, and Todd S. Young, executive vice president and chief financial officer, evaluated our disclosure controls and procedures as of March 31, 2024, and concluded they were effective.
(b)Changes in Internal Controls. During the first quarter of 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

2024 Q1 Form 10-Q | 26

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 13. Commitments and Contingencies to the condensed consolidated financial statements for a summary of our legal proceedings. This item should be read in conjunction with "Legal Proceedings" in Part I, Item 3 of our 2023 Form 10-K.

ITEM 1A. RISK FACTORS

Our risk factors are documented in Item 1A of Part I of our 2023 Form 10-K. There have been no material changes from the risk factors previously disclosed in the 2023 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(none)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(none)

ITEM 4. MINE SAFETY DISCLOSURES

(none)

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

2024 Q1 Form 10-Q | 27

ITEM 6. EXHIBITS

The following exhibits are either filed or furnished herewith (as applicable) or, if so indicated, incorporated by reference to the documents indicated in parentheses, which have previously been filed or furnished with the SEC.

Exhibit Number	Description
2.1	Asset Purchase Agreement by and between Elanco Animal Health Incorporated as Seller and Intervet International B.V. as Buyer dated as of February 5, 2024 (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the SEC on February 5, 2024)**.
10.1	Cooperation Agreement, dated as of March 29, 2024, by and among Elanco Animal Health Incorporated, Ancora Catalyst Institutional, LP and the other person and entities listed thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on April 1, 2024).
31.1	Section 302 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Section 302 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	Interactive Data Files.
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101).

**Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The company will furnish copies of any such schedules to the U.S. Securities and Exchange Commission upon request.

2024 Q1 Form 10-Q | 28

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELANCO ANIMAL HEALTH INCORPORATED
(Registrant)

Date:	May 8, 2024	/s/ Jeffrey N. Simmons
Jeffrey N. Simmons
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2024	/s/ Todd S. Young
Todd S. Young
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

2024 Q1 Form 10-Q | 29