Form 10-Q
period 2024-06-30
Elanco Animal Health Inc
filed 2024-08-08
CIK 1739104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
Yes ☐ No ☒
The number of shares of common stock outstanding as of August 5, 2024 was 494,325,065.

ELANCO ANIMAL HEALTH INCORPORATED
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

2024 Q2 Form 10-Q | 1

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
•our ability to complete acquisitions and divestitures and to successfully integrate the businesses we acquire;
•our ability to implement our business strategies or achieve targeted cost efficiencies and gross margin improvements;
•manufacturing problems and capacity imbalances;
•fluctuations in inventory levels in our distribution channels;
•risks related to the use of artificial intelligence (AI) in our business;
•our dependence on sophisticated information technology systems and infrastructure, including the use of third-party, cloud-based technologies, and the impact of outages or breaches of the information technology systems and infrastructure we rely on;
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

2024 Q2 Form 10-Q | 2

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

2024 Q2 Form 10-Q | 3

PART I

ITEM 1. FINANCIAL STATEMENTS

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$1,184	$1,057	$2,389	$2,314
Costs, expenses and other:
Cost of sales	495	434	1,010	928
Research and development	89	81	176	162
Marketing, selling and administrative	354	353	691	680
Amortization of intangible assets	131	136	264	270
Asset impairment, restructuring and other special charges	80	35	126	75
Interest expense, net of capitalized interest	65	74	131	138
Other expense, net	2	23	11	32
	1,216	1,136	2,409	2,285
(Loss) income before income taxes	(32)	(79)	(20)	29
Income tax expense (benefit)	18	18	(2)	23
Net (loss) income	$(50)	$(97)	$(18)	$6

(Loss) earnings per share:
Basic	$(0.10)	$(0.20)	$(0.04)	$0.01
Diluted	$(0.10)	$(0.20)	$(0.04)	$0.01
Weighted-average shares outstanding:
Basic	494.2	492.6	493.7	491.8
Diluted	494.2	492.6	493.7	492.7

See accompanying notes to condensed consolidated financial statements.

2024 Q2 Form 10-Q | 4

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income	$(50)	$(97)	$(18)	$6
Other comprehensive (loss) income:
Cash flow hedges, net of taxes	(9)	29	23	(19)
Foreign currency translation, net of taxes	(66)	2	(293)	132
Defined benefit plans, net of taxes	(2)	(2)	(6)	(2)
Other comprehensive (loss) income, net of taxes	(77)	29	(276)	111
Comprehensive (loss) income	$(127)	$(68)	$(294)	$117

See accompanying notes to condensed consolidated financial statements.

2024 Q2 Form 10-Q | 5

Elanco Animal Health Incorporated
Condensed Consolidated Balance Sheets
(in millions, except share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$416	$352
Accounts receivable, net	999	842
Other receivables	81	168
Inventories	1,611	1,735
Prepaid expenses and other	277	310
Assets held for sale	627	—
Total current assets	4,011	3,407
Noncurrent Assets
Goodwill	4,480	5,094
Other intangibles, net	4,000	4,494
Other noncurrent assets	324	341
Property and equipment, net	949	1,026
Total assets	$13,764	$14,362
Liabilities and Equity
Current Liabilities
Accounts payable	$291	$270
Sales rebates and discounts	356	367
Current portion of long-term debt	213	38
Other current liabilities	510	566
Total current liabilities	1,370	1,241
Noncurrent Liabilities
Long-term debt	5,463	5,736
Deferred taxes	524	567
Other noncurrent liabilities	465	595
Total liabilities	7,822	8,139
Commitments and Contingencies
Equity
Common stock, no par value, 5,000,000,000 shares authorized, 494,182,138 and 492,845,216 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	8,790	8,777
Accumulated deficit	(2,306)	(2,288)
Accumulated other comprehensive loss	(542)	(266)
Total equity	5,942	6,223
Total liabilities and equity	$13,764	$14,362

See accompanying notes to condensed consolidated financial statements.

2024 Q2 Form 10-Q | 6

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Equity (Unaudited)
(in millions)

	Common Stock				Accumulated Other Comprehensive Loss
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Cash Flow Hedges	Foreign Currency Translation	Defined Benefit Plans	Total	Total Equity
December 31, 2022	474.2	$—	$8,738	$(1,057)	$182	$(672)	$98	$(392)	$7,289
Net income	—	—	—	103	—	—	—	—	103
Other comprehensive income (loss), net of tax	—	—	—	—	(48)	130	—	82	82
Stock-based compensation activity, net	1.0	—	6	—	—	—	—	—	6
Conversion of tangible equity units (TEUs) into common stock	17.2	—	—	—	—	—	—	—	—
March 31, 2023	492.4	—	8,744	(954)	134	(542)	98	(310)	7,480
Net loss	—	—	—	(97)	—	—	—	—	(97)
Other comprehensive income (loss), net of tax	—	—	—	—	29	2	(2)	29	29
Stock-based compensation activity, net	0.2	—	8	—	—	—	—	—	8
June 30, 2023	492.6	$—	$8,752	$(1,051)	$163	$(540)	$96	$(281)	$7,420

December 31, 2023	492.8	$—	$8,777	$(2,288)	$57	$(379)	$56	$(266)	$6,223
Net income	—	—	—	32	—	—	—	—	32
Other comprehensive (loss) income, net of tax	—	—	—	—	32	(227)	(4)	(199)	(199)
Stock-based compensation activity, net	1.2	—	—	—	—	—	—	—	—
March 31, 2024	494.0	—	8,777	(2,256)	89	(606)	52	(465)	6,056
Net loss	—	—	—	(50)	—	—	—	—	(50)
Other comprehensive loss, net of tax	—	—	—	—	(9)	(66)	(2)	(77)	(77)
Stock-based compensation activity, net	0.2	—	13	—	—	—	—	—	13
June 30, 2024	494.2	$—	$8,790	$(2,306)	$80	$(672)	$50	$(542)	$5,942

See accompanying notes to condensed consolidated financial statements.

2024 Q2 Form 10-Q | 7

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net (loss) income	$(18)	$6
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Depreciation and amortization	328	350
Stock-based compensation expense	25	21
Asset impairment and write-down charges	61	—
Changes in operating assets and liabilities, net of acquisitions and divestitures	(155)	(473)
Other non-cash operating activities, net	(39)	12
Net Cash Provided by (Used for) Operating Activities	202	(84)
Cash Flows from Investing Activities
Net purchases of property and equipment and software	(58)	(66)
Cash paid for acquisitions	(5)	(16)
Proceeds from sale of Shawnee and Speke facilities (see Note 4)	66	—
Purchases of intangible assets	—	(14)
Other investing activities, net	1	(2)
Net Cash Provided by (Used for) Investing Activities	4	(98)
Cash Flows from Financing Activities
Proceeds from Revolving Credit Facility	50	250
Repayments of Revolving Credit Facility	(250)	—
Proceeds from Securitization Facility	170	—
Repayments of Securitization Facility	(50)	—
Repayments of long-term borrowings	(25)	(32)
Other financing activities, net	(15)	(5)
Net Cash (Used for) Provided by Financing Activities	(120)	213
Effect of exchange rate changes on cash and cash equivalents	(22)	(9)
Net increase in cash and cash equivalents	64	22
Cash and cash equivalents – beginning of period	352	345
Cash and cash equivalents – end of period	$416	$367

See accompanying notes to condensed consolidated financial statements.

2024 Q2 Form 10-Q | 8

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

2024 Q2 Form 10-Q | 9

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

	Six Months Ended June 30,
	2024	2023
Beginning balance	$367	$324
Reduction of revenue	440	387
Payments	(446)	(379)
Foreign currency translation adjustments	(5)	—
Ending balance	$356	$332
Adjustments to revenue recognized due to changes in estimates for products shipped in previous periods were not material for either the six months ended June 30, 2024 or 2023. Actual global product returns were approximately 1% of net revenue for the six months ended June 30, 2024 and 2023.
Disaggregation of Revenue
The following table summarizes our revenue disaggregated by product category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Pet Health	$579	$518	$1,218	$1,193
Farm Animal:
Cattle	257	210	501	458
Poultry	198	178	395	361
Swine	90	89	174	191
Aqua	49	50	80	90
Total Farm Animal	594	527	1,150	1,100
Contract Manufacturing (1)	11	12	21	21
Revenue	$1,184	$1,057	$2,389	$2,314
(1)Represents revenue from arrangements in which we manufacture products on behalf of a third party.
The following table summarizes our revenue disaggregated by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$543	$500	$1,074	$1,043
International	641	557	1,315	1,271
Revenue	$1,184	$1,057	$2,389	$2,314
We have a single customer that accounted for approximately 10% and 9% of revenue for the six months ended June 30, 2024 and 2023, respectively. Product sales with this customer resulted in accounts receivable of $112 million and $78 million at June 30, 2024 and December 31, 2023, respectively.

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

2024 Q2 Form 10-Q | 10

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
Divestitures
Aqua Business
On July 9, 2024, we closed the sale of our aqua business to Intervet International B.V., a Dutch subsidiary of Merck Animal Health, for approximately $1.3 billion in cash. Following the close, we used proceeds from this sale to repay $1,222 million of term loan debt (see Note 8. Debt for further information). Our aqua business included products across both warm-water and cold-water species and generated revenues of $80 million and $90 million during the six months ended June 30, 2024 and 2023, respectively. Given that we operate our business as a single reporting unit, we are unable to reasonably determine stand-alone costs and related earnings or loss before income taxes attributable to our aqua business. Assets sold included inventories, real property and equipment, including our manufacturing sites in Canada and Vietnam, and certain intellectual property, technology and other intangible assets, including marketed products. Along with these assets, approximately 280 commercial and manufacturing employees were transferred to Merck Animal Health as part of this divestiture.
We determined the aqua business assets sold (the disposal group) met all the required criteria to be classified as held for sale in February 2024. Accordingly, at that time we ceased depreciation and amortization of the long-lived assets included within the disposal group. Given the closing of the transaction on July 9, 2024, these assets remained classified as held for sale on our condensed consolidated balance sheet as of June 30, 2024. We also

2024 Q2 Form 10-Q | 11

determined that the sale of our aqua business did not qualify for reporting as a discontinued operation, as it did not represent a strategic shift that will have a major effect on our operations and/or financial results.
While the accounting for the aqua sale is not yet complete, we expect to record a pre-tax gain on divestiture of approximately $630 million to $660 million during the third quarter of 2024. In establishing the carrying value of our disposal group, a portion of our single reporting unit’s goodwill was allocated to the disposal group on a relative fair value basis. In determining the relative fair value of the disposal group to our single reporting unit as a whole, we compared the fair value of the disposal group to an estimated fair value of our single reporting unit, which was based on a fair value assessment using the income approach. The income approach is a valuation technique that provides an estimate of fair value based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Significant management judgment was required in estimating the fair value of our single reporting unit, including, but not limited to, estimates and assumptions regarding future cash flows of our single reporting unit, revenue growth and other profitability measures, such as gross margin and earnings before interest, taxes, depreciation and amortization (EBITDA) margin, and the determination of an appropriate discount rate. We consider this valuation approach to be a Level 3 measurement under the fair value hierarchy.
As of June 30, 2024, the carrying amounts of the following major assets were classified as held for sale on our condensed consolidated balance sheet:

Inventories	$43
Goodwill	458
Other intangibles, net	50
Property and equipment, net	68
Other assets	8
Total assets held for sale	$627
Shawnee and Speke
In August 2021 and February 2022, we completed the sales of our Shawnee, Kansas and Speke, U.K. sites, respectively to TriRx Pharmaceuticals (TriRx). Based on the original terms of the sales agreements, we anticipated receiving cash consideration from TriRx over a three-year period, and we received cash proceeds of $13 million from TriRx in 2022. In May 2023, we entered into amendments to the agreements (the amended agreement), which effectively restructured the payment schedule related to the remaining amount owed. At December 31, 2023, our remaining net receivable balance from TriRx under the amended agreement was $69 million. In February 2024, we received $66 million, in addition to accrued interest. The final $3 million was due from TriRx on August 1, 2024. While this amount has not yet been paid, based on our current assessment, we continue to believe this amount is collectible.

Note 5. Asset Impairment, Restructuring and Other Special Charges
In recent years, we have incurred substantial costs associated with restructuring programs and cost-reduction initiatives designed to achieve a flexible and competitive cost structure. Restructuring activities have primarily included charges associated with product, facility and business rationalizations and workforce reductions. We have also incurred costs associated with executing acquisition, divestiture and other significant transactions and related integration and/or separation activities. Components of asset impairment, restructuring and other special charges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restructuring charges(1)	$4	$—	$43	$—

Acquisition and divestiture-related charges(2)	10	35	17	75

Non-cash and other items:
Asset impairments(3)	61	—	61	—
Other	5	—	5	—

Total expense	$80	$35	$126	$75
(1)Restructuring charges in 2024 primarily related to expected cash-based severance costs associated with a restructuring program approved and announced in February 2024 intended to reallocate resources by shifting international resources from farm animal to pet health. This restructuring program also resulted in changes in how we operate in and sell into the Argentina market, among others.
(2)Acquisition and divestiture-related charges in 2024 consisted of transaction costs directly related to the recent divestiture of our aqua business (see Note 4. Acquisitions, Divestitures and Other Arrangements for further information). Acquisition and divestiture-related charges

2024 Q2 Form 10-Q | 12

in 2023 primarily represented costs associated with the implementation of new systems, programs and processes due to the integration of Bayer Animal Health.
(3)Asset impairments principally reflected the write-off of our IL-4R IPR&D asset ($53 million), which was acquired from Kindred Biosciences, Inc. in 2021. In June 2024, we completed required studies for IL-4R, and while no adverse events were reported, the performance of the product did not meet efficacy expectations to attain commercial viability. As such, future research and development activities were terminated and the IPR&D asset was written-off.
The following table summarizes the activity in our reserves established in connection with restructuring activities:

Balance at December 31, 2023	$7
Charges	43
Cash paid	(20)
Balance at June 30, 2024	$30
Timing of when the restructuring reserve obligations are expected to be paid can vary due to certain country-specific negotiations and regulations. Of the total reserve, $21 million is included within other current liabilities on our condensed consolidated balance sheet at June 30, 2024, with the remainder included within other noncurrent liabilities.

Note 6. Inventories
Inventories are stated at the lower of cost and net realizable value. We value a majority of our inventories using the first-in, first-out (FIFO) method, although we use the last-in, first-out (LIFO) method for a portion of our inventories.
Inventories consisted of the following:

	June 30, 2024	December 31, 2023
Finished products	$777	$857
Work in process	788	814
Raw materials and supplies	109	128
Total	1,674	1,799
Decrease to LIFO cost	(63)	(64)
Inventories	$1,611	$1,735

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

Note 8. Debt
Long-term debt consisted of the following:

	June 30, 2024 (4)	December 31, 2023
Incremental Term Facility due 2025	$175	$175
Incremental Term Facility due 2028	486	489
Incremental Term Facility due 2029	246	247
Term Loan B due 2027	3,817	3,838
Revolving Credit Facility (1)	—	200
Securitization Facility (2)	245	125
4.900% Senior Notes due 2028 (3)	750	750
Unamortized debt issuance costs	(43)	(50)
	5,676	5,774
Less current portion of long-term debt	213	38
Total long-term debt	$5,463	$5,736
(1)Our Revolving Credit Facility provides up to $750 million in borrowing capacity (with incremental capacity if certain conditions are met) and bears interest at Term SOFR plus 2.10%. On July 3, 2024, we amended our Revolving Credit Facility, which extended its maturity through July 2029.

2024 Q2 Form 10-Q | 13

(2)Our Securitization Facility is secured and collateralized by our U.S. Net Eligible Receivables Balance, has a maximum borrowing capacity of $300 million, bears interest at Term SOFR plus 1.25% and matures in July 2026.
(3)Subsequent to issuance in August 2018, our 4.900% Senior Notes due 2028 have been subject to interest rate increases related to credit rating agency downgrades. As of June 30, 2024, these notes bear interest at a rate of 6.650%.
(4)Upon receiving the cash proceeds associated with the sale of our aqua business (see Note 4. Acquisitions, Divestitures and Other Arrangements for further information), we repaid $1,222 million of term loan debt that was outstanding as of June 30, 2024. The following table summarizes the amounts paid and subsequent balances by term loan facility:

	June 30, 2024	Subsequent Pay Down	August 8, 2024
Incremental Term Facility due 2025	$175	$(40)	$135
Incremental Term Facility due 2028	486	(114)	372
Incremental Term Facility due 2029	246	(57)	189
Term Loan B due 2027	3,817	(1,011)	2,806
Subsequent to the above noted debt pay down and the related $1,000 million interest rate swap settlement (see Note 9. Financial Instruments for additional information), approximately 79% of our long-term indebtedness bears interest at a fixed rate, including variable-rate debt converted to fixed-rate through the use of interest rate swaps. We were in compliance with all of our debt covenants as of June 30, 2024.

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
Derivatives not designated as hedges
We may enter into foreign exchange forward or option contracts to reduce the effect of fluctuating foreign currency exchange rates. Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures and are recorded at fair value with the gain or loss recognized in other expense, net in the condensed consolidated statements of operations. Forward contracts generally have maturities not exceeding 12 months. As of June 30, 2024 and December 31, 2023, we had outstanding foreign exchange contracts with aggregate notional amounts of $1,015 million and $891 million, respectively.
The amounts of net gains (losses) on derivative instruments not designated as hedging instruments, recorded in other expense, net were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Foreign exchange forward contracts (1)	$3	$(1)	$(6)	$1
(1)These amounts were substantially offset in other expense, net by the effect of changing exchange rates on the underlying foreign currency exposures.
Derivatives designated as hedges - Net investment hedges
In September 2023 we entered into a series of cross-currency fixed interest rate swaps to help mitigate the impact of foreign currency fluctuations on our operations in Switzerland with a combined 1,000 million CHF notional amount with tenors in 2026 and 2027. These instruments were determined to be, and were designated as, effective economic hedges of net investments in our CHF denominated net assets. The fair values of these instruments were estimated based on quoted market values of similar hedges and are classified as Level 2 in the fair value hierarchy (see Note 10. Fair Value for further information). Gains or losses related to these instruments due to spot rate fluctuations are recorded as cumulative translation adjustments as a component of other comprehensive income (loss). Gains and losses will remain in accumulated other comprehensive income (loss) until either the sale or substantial liquidation of the hedged subsidiary. (Losses) gains on net investment hedges, net of tax, recorded in other comprehensive (loss) income, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cross-currency fixed interest rate swaps	$(10)	$—	$52	$—

2024 Q2 Form 10-Q | 14

During the six months ended June 30, 2024, these instruments also generated $15 million of interest income, which was included as a contra interest expense, net of capitalized interest in our condensed consolidated statements of operations.
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
We had outstanding interest rate swaps, with aggregate notional amounts of $3,800 million as of both June 30, 2024 and December 31, 2023. As of June 30, 2024, our interest rate swap instruments had maturities ranging between 2026 and 2028. The amounts of gains on our interest rate swap contracts, net of tax, recorded in other comprehensive (loss) income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest rate swaps	$21	$59	$84	$41
The amounts of gains reclassified from accumulated other comprehensive loss and recognized into earnings through interest expense, net of capitalized interest were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest rate swaps	$30	$30	$61	$60
Following the sale of our aqua business and the associated debt pay down (see Note 4. Acquisitions, Divestitures and Other Arrangements and Note 8. Debt for further information), we also settled $1,000 million of existing interest rate swaps, which reduced the aggregate notional amount of our interest rate swaps to $2,800 million. We received cash proceeds of approximately $5 million upon these settlements, which will be recorded in accumulated other comprehensive loss during the third quarter of 2024 and amortized to interest expense, net of capitalized interest over the original term of the interest rate swaps. Subsequent to these settlements, all remaining interest rate swaps have scheduled maturities in 2026. Over the next 12 months, we expect to reclassify a gain of $84 million from accumulated other comprehensive loss into interest expense, net of capitalized interest related to our current and previously settled interest rate swaps.
When factoring in the above noted $1,222 million debt pay down and the related $1,000 million swap settlement, the weighted-average effective interest rate on our outstanding indebtedness was 6.47% (excluding the expected future reclassifications to interest expense, net of capitalized interest related to past interest rate swap settlements).

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
The following table summarizes the fair value information at June 30, 2024 and December 31, 2023, for assets and liabilities measured at fair value on a recurring basis in the respective balance sheet line items, as well as long-term debt, for which fair value is disclosed on a recurring basis:

2024 Q2 Form 10-Q | 15

		Fair Value Measurements Using
Financial statement line item	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2024
Recurring fair value measurements
Prepaid expenses and other - derivative instruments	$11	$—	$11	$—	$11
Other noncurrent assets - derivative instruments	9	—	9	—	9
Other current liabilities - derivative instruments	(15)	—	(15)	—	(15)
Other current liabilities - contingent consideration	(18)	—	—	(18)	(18)
Other noncurrent liabilities - derivative instruments	(24)	—	(24)	—	(24)
Other noncurrent liabilities - contingent consideration	(18)	—	—	(18)	(18)
Financial instruments not carried at fair value
Long-term debt, including current portion	(5,719)	—	(5,718)	—	(5,718)

December 31, 2023
Recurring fair value measurements
Prepaid expenses and other - derivative instruments	$65	$—	$65	$—	$65
Other current liabilities - derivative instruments	(63)	—	(63)	—	(63)
Other current liabilities - contingent consideration	(9)	—	—	(9)	(9)
Other noncurrent liabilities - derivative instruments	(132)	—	(132)	—	(132)
Other noncurrent liabilities - contingent consideration	(31)	—	—	(31)	(31)
Financial instruments not carried at fair value
Long-term debt, including current portion	(5,824)	—	(5,825)	—	(5,825)
Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities at the time of purchase of three months or less. The carrying values of cash and cash equivalents, accounts and other receivables, accounts payable and other current liabilities are a reasonable estimate of their fair values due to the short-term nature of these assets and liabilities. We also had investments without readily determinable fair values and equity method investments, which were classified as other noncurrent assets on our condensed consolidated balance sheets totaling $24 million and $26 million as of June 30, 2024 and December 31, 2023, respectively. These investments are not recorded at fair value on a recurring basis, and as such, are not included in the fair value table above.
The fair values of contingent consideration liabilities related to our acquisition of NutriQuest were estimated using the Monte Carlo simulation model, consisting of Level 3 inputs not observable in the market, including estimates relating to revenue forecasts, discount rates and volatility.

2024 Q2 Form 10-Q | 16

Note 11. Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

December 31, 2023 (gross)	$6,136
Accumulated impairment	(1,042)
December 31, 2023 (net)	5,094
Reclassification to assets held for sale(1)	(458)
Foreign currency translation adjustments	(156)
June 30, 2024 (net)	$4,480
(1)We reclassified $458 million of goodwill to assets held for sale during the six months ended June 30, 2024, in connection with the divestiture of our aqua business. See Note 4. Acquisitions, Divestitures and Other Arrangements for further information.

Note 12. Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income tax expense (benefit)	$18	$18	$(2)	$23
Effective tax rate	(61.3)%	(23.0)%	7.4%	79.9%
For the three months ended June 30, 2024, we recognized income tax expense of $18 million, while for the six months ended June 30, 2024, we recognized an income tax benefit of $2 million. Our effective tax rate of (61.3)% for the three months ended June 30, 2024, differed from the statutory income tax rate primarily due to jurisdictional earnings mix of projected income in lower tax jurisdictions and losses in the U.S. and various foreign affiliates for which there was no tax benefit, as valuation allowances had been established in those countries. Our effective tax rate of 7.4% for the six months ended June 30, 2024, differed from the statutory income tax rate primarily due to the partial release of a valuation allowance attributable to the anticipated sale of our aqua business and a benefit related to the recognition of certain state tax credits.
For the three and six months ended June 30, 2023, we recognized income tax expense of $18 million and $23 million, respectively. Our effective tax rates of (23.0)% and 79.9%, respectively, differed from the statutory income tax rates due to jurisdictional earnings mix of projected income in higher tax jurisdictions and losses in the U.S. and various foreign affiliates for which there was no tax benefit, as valuation allowances had been established in those countries.
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
Seresto Class Action Lawsuits
Claims seeking actual damages, injunctive relief and/or restitution for allegedly deceptive marketing have been made against Elanco Animal Health Inc. and Bayer HealthCare LLC, along with other Elanco and Bayer entities, arising out of the use of Seresto™, a non-prescription flea and tick collar for cats and dogs. During 2021, putative class action lawsuits were filed in federal courts in the U.S. alleging that the Seresto collars contain pesticides that can cause serious injury and death to cats and/or dogs wearing the product. In August 2021, the lawsuits were consolidated by the Judicial Panel on Multidistrict Litigation, and the cases were transferred to the Northern District of Illinois. In June 2023, the parties agreed on the monetary terms of a potential settlement of the consolidated class action lawsuits, and as a result, a charge of $15 million was recorded within Other expense, net in our condensed consolidated statements of operations for the three and six months ended June 30, 2023. As of December 31, 2023, the parties had agreed on the non-monetary terms of a potential settlement, in addition to the monetary terms agreed to in June 2023. In January 2024, the court preliminarily approved the settlement. The court set a hearing to consider final approval of the settlement in December 2024. If at that time all conditions of the settlement are met, and the settlement is approved, we anticipate the settlement amount will be payable in the first quarter of 2025. As

2024 Q2 Form 10-Q | 17

such, the $15 million provision was included within other current liabilities on our condensed consolidated balance sheet as of June 30, 2024.
Additional Legal Matters
For the legal matters discussed below, we either believe loss is not probable or are unable to estimate the possible loss or range of loss, if any. The process of resolving these matters is inherently uncertain and may develop over an extended period of time; therefore, at this time, the ultimate resolutions cannot be predicted. As of June 30, 2024 and December 31, 2023, we had no material liabilities established related to the legal matters discussed below.
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
In the third quarter of 2019, Tevra Brands, LLC (Tevra) filed a complaint in the U.S. District Court of the Northern District of California, alleging that Bayer Animal Health (acquired by us in August 2020) had been involved in unlawful, exclusive dealing and tying of its flea and tick products Advantage, Advantix and Seresto and maintained a monopoly in the market. The complaint was amended in March 2020 and then dismissed in September 2020 with leave to amend. A second amended complaint was filed in March 2021 and realleged claims of unlawful exclusive dealing related to Advantage and Advantix and monopoly maintenance. A motion to dismiss the second amended complaint was denied in January 2022. Tevra’s demands included both actual and treble damages. On April 16, 2024, the court granted our motion for summary judgment to exclude all damages subsequent to our acquisition of Bayer Animal Health in August 2020. A jury trial was held in July 2024, and on August 1, 2024, the jury returned a verdict in favor of Bayer Animal Health. While it remains possible the plaintiff will appeal this decision, we continue to believe the claims made in the case are meritless, and in the event of any appeal, will continue to vigorously defend our position.
Regulatory Matters
On July 1, 2021, we received a subpoena from the SEC relating to our channel inventory and sales practices prior to mid-2020. We have engaged in discussions with the SEC about a possible resolution or settlement of potential disclosure claims, and in late July 2024 we reached an agreement in principle on terms of a potential settlement of disclosure claims, without admitting or denying the underlying allegations. We previously accrued a liability of $15 million, which was included within other current liabilities as of June 30, 2024, on our condensed consolidated balance sheet. The agreement remains subject to SEC approval and, therefore, it remains uncertain whether a definitive agreement will be reached and the terms of any such agreement.

2024 Q2 Form 10-Q | 18

Other Commitments
As of June 30, 2024, we had a lease commitment that has not yet commenced for our new corporate headquarters in Indianapolis, Indiana. Total minimum lease payments are estimated to be approximately $378 million over a term of 25 years, excluding extensions. Final lease payments may vary depending on the actual cost of certain construction activities. Lease commencement is expected in 2025.
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
Basic and diluted weighted-average shares outstanding were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic weighted-average common shares outstanding (1)	494.2	492.6	493.7	491.8
Assumed conversion of dilutive common stock equivalents (2)	—	—	—	0.9
Diluted weighted-average shares outstanding	494.2	492.6	493.7	492.7
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
(2)For the three months ended June 30, 2024 and 2023, approximately 3.5 million and 2.0 million, respectively, of potential common shares were excluded from the calculation of diluted weighted-average shares outstanding because their effect was anti-dilutive. For the six months ended June 30, 2024 and 2023, approximately 3.5 million and 1.8 million, respectively, of potential common shares were excluded from the calculation of diluted weighted-average shares outstanding because their effect was anti-dilutive.

2024 Q2 Form 10-Q | 19

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
Bovaer: In May 2024, the U.S Food and Drug Administration (FDA) completed its comprehensive, multi-year review of Bovaer(R) (3-NOP), a first-in-class methane-reducing feed ingredient for use in lactating dairy cattle. We expect producers to begin feeding the product in the third quarter of 2024.
Zenrelia: In late July 2024, we received confirmation from the FDA that all major and minor technical sections for ZenreliaTM, a JAK inhibitor targeting control of pruritus and atopic dermatitis in dogs, are complete. Upon confirmation of all technical sections, we submitted the full New Animal Drug Application (NADA) for final administrative review, which is expected to be complete in 60 days, culminating in final FDA approval for Zenrelia in late September 2024. We currently expect to launch Zenrelia in October 2024 with a box warning. We have also received approval for Zenrelia in Brazil, with expected launch in the second half of 2024, and additional reviews are ongoing in other key markets, including Europe, United Kingdom, Australia, Canada and Japan.
Other Key Trends and Factors Affecting Our Results of Operations
Aqua Business Divestiture: On July 9, 2024, we closed the sale of our aqua business to a subsidiary of Merck Animal Health, for approximately $1.3 billion in cash, which was paid at closing. Our aqua business included products across both warm-water and cold-water species and generated revenues of $80 million and $90 million during the six months ended June 30, 2024 and 2023, respectively. Assets sold included inventories, real property and equipment, including our manufacturing sites in Canada and Vietnam, and certain intellectual property, technology and other intangible assets, including marketed products. Along with these assets, approximately 280 commercial and manufacturing employees were transferred to Merck Animal Health as part of this divestiture.
While the accounting for the aqua sale is not yet complete, we expect to record a pre-tax gain on divestiture of approximately $630 million to $660 million during the third quarter of 2024. Income tax expense associated with this divestiture is expected to be in the range of $170 million to $190 million. Upon receipt of the sales proceeds, we paid down $1,222 million in term debt, reducing our leverage and future interest expense. Strategically, this

2024 Q2 Form 10-Q | 20

divestiture allows us to prioritize our investments in larger markets with greater long-term earnings potential. See Note 4. Acquisitions, Divestitures and Other Arrangements to the condensed consolidated financial statements for further information.
Restructuring Activities: In February 2024, our Board of Directors authorized a restructuring plan (the restructuring plan) to improve operational efficiencies and better align our organizational structure with current business needs, top strategic priorities and key growth opportunities. Specifically, the restructuring plan was intended to reallocate resources by shifting international resources from farm animal to pet health as we plan for the global launches of certain blockbuster potential products currently under regulatory review. Further, the restructuring plan impacted how we operate in and sell into the Argentina market, among others, reducing our foreign currency exposure in those markets.
Total expected pre-tax charges associated with the restructuring plan total $50 to $55 million in 2024, of which $43 million was incurred during the six months ended June 30, 2024, the majority relating to cash-based severance costs. The restructuring plan is expected to result in annualized net savings of $30 to $35 million. See Note 5. Asset Impairment, Restructuring and Other Special Charges to the condensed consolidated financial statements for further information.
Acquisition and Integration Activity: In April 2023 we successfully completed the integration of the Bayer Animal Health business into our enterprise resource planning (ERP) system. We incurred costs totaling $93 million in 2023 related to integration activities, including the build out of processes and systems to support our global organization. In connection with this integration, we notified our customers of an expected commercial blackout period during specified periods of time in April 2023, during which certain products would not be able to be shipped. Due to this, we believe certain customers modified their purchasing habits, causing a shift of revenue from the second quarter of 2023 to the first quarter of 2023 of approximately $90 million to $110 million, based on our high-level estimates. While first quarter 2023 revenue benefited from this shift in purchases, this resulted in a corresponding decrease in revenue during the second quarter of 2023.
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

2024 Q2 Form 10-Q | 21

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2024	2023	% Change	2024	2023	% Change
Revenue	$1,184	$1,057	12%	$2,389	$2,314	3%
Costs, expenses and other:
Cost of sales	495	434	14%	1,010	928	9%
% of revenue	42%	41%		42%	40%
Research and development	89	81	10%	176	162	9%
% of revenue	8%	8%		7%	7%
Marketing, selling and administrative	354	353	—%	691	680	2%
% of revenue	30%	33%		29%	29%
Amortization of intangible assets	131	136	(4)%	264	270	(2)%
Asset impairment, restructuring and other special charges	80	35	129%	126	75	68%
Interest expense, net of capitalized interest	65	74	(12)%	131	138	(5)%
Other expense, net	2	23	(91)%	11	32	(66)%
(Loss) income before income taxes	(32)	(79)	(59)%	(20)	29	(169)%
Income tax expense (benefit)	18	18	—%	(2)	23	(109)%
Net (loss) income	$(50)	$(97)	(48)%	$(18)	$6	(400)%
Certain amounts and percentages may reflect rounding adjustments.
Revenue
As a global company, our products are sold in more than 90 countries, and as a result, a significant portion of our revenue is recorded in currencies other than the U.S. Dollar. Because of this, our revenue is influenced by changes in foreign currency exchange rates. During the six months ended June 30, 2024 and 2023, approximately 54% of our revenue was denominated in foreign currencies.
Further, increases or decreases in inventory levels in our distribution channels can positively or negatively impact our quarterly revenue results, leading to variations in revenue. This can be a result of various factors, such as end customer demand, new customer contracts, heightened and generic competition, the need for certain inventory levels, our ability to renew distribution contracts with expected terms, our ability to implement commercial strategies, regulatory restrictions, unexpected customer behavior, proactive measures taken by us in response to shifting market dynamics, payment terms we extend, which are subject to internal policies, blackout shipping periods due to system downtime, implementations and integrations and procedures and environmental factors beyond our control. For example, in connection with the integration of the Bayer Animal Health business into our ERP system, we communicated commercial shipping blackout periods that occurred in April 2023. Given this timing, we believe certain customers modified purchasing habits, which we estimate caused a shift of revenue from the second quarter of 2023 to the first quarter of 2023 of approximately $90 million to $110 million. While first quarter 2023 revenue benefited from this shift in purchases, this resulted in a corresponding decrease in revenue during the second quarter of 2023. This estimated shift of quarterly revenue in the prior year is a principal contributor to the year-over-year volume increases experienced during the three months ended June 30, 2024.
On a global basis, our revenue by product category for the three and six months ended June 30, 2024 and 2023, was as follows:

	Three Months Ended June 30,
	Revenue		% of Total Revenue		Increase (Decrease)
(Dollars in millions)	2024	2023	2024	2023	$ Change	% Change	CC (1)
Pet Health	$579	$518	49%	49%	$61	12%	13%
Farm Animal	594	527	50%	50%	67	13%	14%
Contract Manufacturing (2)	11	12	1%	1%	(1)	(8)%	(8)%
Total	$1,184	$1,057	100%	100%	$127	12%	13%

2024 Q2 Form 10-Q | 22

	Six Months Ended June 30,
	Revenue		% of Total Revenue		Increase (Decrease)
(Dollars in millions)	2024	2023	2024	2023	$ Change	% Change	CC (1)
Pet Health	$1,218	$1,193	51%	52%	$25	2%	2%
Farm Animal	1,150	1,100	48%	48%	50	5%	5%
Contract Manufacturing (2)	21	21	1%	1%	—	—%	1%
Total	$2,389	$2,314	100%	100%	$75	3%	4%
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
On a global basis, the effects of price, foreign currency exchange rates and volume on changes in revenue for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, were as follows:
Three months ended June 30, 2024

(Dollars in millions)	Revenue	Price	FX Rate	Volume	Total	CC
Pet Health	$579	3%	(1)%	10%	12%	13%
Farm Animal	594	4%	(1)%	10%	13%	14%
Contract Manufacturing	11	—%	—%	(8)%	(8)%	(8)%
Total	$1,184	4%	(1)%	10%	12%	13%
Six months ended June 30, 2024

(Dollars in millions)	Revenue	Price	FX Rate	Volume	Total	CC
Pet Health	$1,218	3%	—%	(1)%	2%	2%
Farm Animal	1,150	2%	(1)%	3%	5%	5%
Contract Manufacturing	21	(1)%	(1)%	2%	—%	1%
Total	$2,389	3%	(1)%	1%	3%	4%
Note: Numbers may not add due to rounding
Pet health revenue increased $61 million, or 12%, for the three months ended June 30, 2024, compared to the same period in 2023, driven by higher volumes and a 3% increase in pricing. The primary driver of the higher volumes was the impact of the ERP system integration commercial blackout periods in the prior year, which we believe shifted an estimated $65 million to $80 million in pet health revenue from the second quarter of 2023 to the first quarter of 2023, and to a lesser degree, increased sales of new products and improved demand for retail parasiticide products in certain European markets, including Spain. These increases were partially offset by continued competitive pressure on certain products in the U.S. veterinary channel and purchasing patterns of certain over-the-counter (OTC) products by U.S. retailers.
Pet health revenue increased $25 million, or 2%, for the six months ended June 30, 2024, compared to the same period in 2023, driven by a 3% increase in pricing. Volumes during the six months ended June 30, 2024 were slightly lower due to continued competitive pressure on certain products in the U.S. veterinary channel and purchasing patterns of certain OTC products by U.S. retailers. These decreases were partially offset by increased vaccine sales due to easing of supply constraints, increased sales of new products, improved demand for retail parasiticide products in certain European markets, including Spain, and the impact of an initial stocking of certain legacy Bayer Animal Health products into the U.S. veterinary distribution channel during the first quarter of 2024.
Farm animal revenue increased $67 million, or 13%, for the three months ended June 30, 2024, compared to the same period in 2023, driven by higher volumes and a 4% increase in pricing. The primary driver of the higher volumes was the impact of the ERP system integration commercial blackout periods in the prior year, which we believe shifted an estimated $25 million to $30 million of revenue from the second quarter of 2023 to the first quarter of 2023, as well as increased revenue from new products, led by Experior, increased cattle vaccine sales due to easing of supply constraints and strength in poultry sales globally. These factors were partially offset by declines in certain aqua products.
Farm animal revenue increased $50 million, or 5%, for the six months ended June 30, 2024, compared to the same period in 2023, driven by higher volumes and a 2% increase in pricing. The higher volumes were primarily driven by increased revenue from new products, led by Experior, increased cattle vaccine sales due to easing of supply

2024 Q2 Form 10-Q | 23

constraints and strength in poultry sales globally, partially offset by market weakness impacting the swine business in China and declines in certain aqua products.

Cost of Sales

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2024	2023	% Change	2024	2023	% Change
Cost of sales	$495	$434	14%	$1,010	$928	9%
% of revenue	42%	41%		42%	40%
Cost of sales increased $61 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, while cost of sales as a percentage of revenue increased to 42%, compared to 41% for the prior year period. Gross margin was unfavorably impacted during the three months ended June 30, 2024, compared to the prior year, by a combination of inflation and planned reduced throughput at certain manufacturing sites in support of efforts to reduce inventory balances and improve cash conversion. These factors were partially offset by favorable product mix due to the larger impact of the ERP system integration commercial blackout periods during the prior year on higher margin products and increased pricing.
Cost of sales increased $82 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, and cost of sales as a percentage of revenue increased to 42%, compared to 40% for the prior year period. These increases were due to a combination of inflation and planned reduced throughput at certain manufacturing sites in support of efforts to reduce inventory balances and improve cash conversion, partially offset by increased pricing.
Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2024	2023	% Change	2024	2023	% Change
Research and development	$89	$81	10%	$176	$162	9%
% of revenue	8%	8%		7%	7%
Research and development expenses increased $8 million and $14 million for the three and six months ended June 30, 2024, respectively, as compared to the same periods in the prior year, primarily driven by higher employee-related expenses and timing of project costs.
Marketing, Selling and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2024	2023	% Change	2024	2023	% Change
Marketing, selling and administrative	$354	$353	—%	$691	$680	2%
% of revenue	30%	33%		29%	29%
Marketing, selling and administrative expenses increased $1 million and $11 million for the three and six months ended June 30, 2024, respectively, as compared to the same periods in the prior year. These increases were primarily driven by increases in marketing and promotional spend supporting our global pet health business and higher employee-related expenses and were partially offset by cost savings associated with the completion of our ERP system integration in the second quarter of 2023.
Amortization of Intangible Assets

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2024	2023	% Change	2024	2023	% Change
Amortization of intangible assets	$131	$136	(4)%	$264	$270	(2)%
Amortization of intangible assets decreased $5 million and $6 million, for the three and six months ended June 30, 2024, respectively, as compared to the same periods in the prior year. These decreases were partially driven by changes in foreign currency exchange rates, as well as our determination that the assets to be sold as part of our aqua business divestiture qualified as held for sale on February 1, 2024, at which date we ceased the amortization of the finite-lived intangible assets included within this disposal group. See Note 4. Acquisitions, Divestitures and Other Arrangements to the condensed consolidated financial statements for further information.

2024 Q2 Form 10-Q | 24

Asset Impairment, Restructuring and Other Special Charges

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2024	2023	% Change	2024	2023	% Change
Asset impairment, restructuring and other special charges	$80	$35	129%	$126	$75	68%
Asset impairment, restructuring and other special charges increased $45 million and $51 million for the three and six months ended June 30, 2024, respectively, as compared to the same periods in the prior year. Amounts recorded during the three months ended June 30, 2024, principally reflected a $53 million impairment charge related to a pet health IPR&D asset that was acquired from Kindred Biosciences, Inc. in 2021 (IL-4R). In June 2024, we completed required studies for IL-4R, and while no adverse events were reported, the performance of the product did not meet efficacy expectations to attain commercial viability. Due to this, future R&D activities were terminated, and the IPR&D asset was written off. Asset impairment, restructuring and other special charges during the three and six months ended June 30, 2024, also included $10 million and $17 million, respectively, of transaction costs associated with the divestiture of our aqua business. Amounts recorded during the six months ended June 30, 2024, also included $43 million of costs associated with our restructuring plan announced in February 2024.
Amounts recorded during the three and six months ended June 30, 2023, primarily represented costs associated with the implementation of new systems, programs, and processes due to the integration of Bayer Animal Health. For additional information regarding our asset impairment, restructuring and other special charges, see Note 5. Asset Impairment, Restructuring and Other Special Charges to the condensed consolidated financial statements.
Interest Expense, Net of Capitalized Interest

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2024	2023	% Change	2024	2023	% Change
Interest expense, net of capitalized interest	$65	$74	(12)%	$131	$138	(5)%
Interest expense, net of capitalized interest decreased $9 million and $7 million, respectively, for the three and six months ended June 30, 2024, as compared to the same periods in the prior year, primarily due to lower average outstanding debt balances.
Other expense, net

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2024	2023	% Change	2024	2023	% Change
Other expense, net	$2	$23	(91)%	$11	$32	(66)%
Other expense, net for the three and six months ended June 30, 2024, primarily consisted of foreign currency exchange losses. Other expense, net for the three and six months ended June 30, 2023, primarily consisted of foreign currency exchange losses and a settlement provision of $15 million related to the Seresto class action lawsuits recorded during the second quarter of 2023 (see Note 13. Commitments and Contingencies for further information).
Income tax expense (benefit)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2024	2023	% Change	2024	2023	% Change
Income tax expense (benefit)	$18	$18	—%	$(2)	$23	(109)%
Effective tax rate	(61.3)%	(23.0)%		7.4%	79.9%
We recognized income tax expense of $18 million for both the three months ended June 30, 2024, and 2023. Our effective tax rate of (61.3)% for the three months ended June 30, 2024, differed from the statutory income tax rate primarily due to jurisdictional earnings mix of projected income in lower tax jurisdictions and losses in the U.S. and various foreign affiliates for which there was no tax benefit, as valuation allowances had been established in those countries. Our effective tax rate of (23.0)% for the three months ended June 30, 2023, differed from the statutory income tax rate primarily due to jurisdictional earnings mix of projected income in higher tax jurisdictions and losses in the U.S. and various foreign affiliates for which there was no tax benefit, as valuation allowances had been established in those countries.
We recognized an income tax benefit of $2 million for the six months ended June 30, 2024, compared to income tax expense of $23 million for the same period in the prior year. The income tax benefit during the six months ended June 30, 2024, was primarily driven by the partial release of a valuation allowance attributable to the anticipated sale of our aqua business and a benefit related to the recognition of certain state tax credits. Our effective tax rate of 79.9% for the six months ended June 30, 2023, differed from the statutory income tax rates due to jurisdictional

2024 Q2 Form 10-Q | 25

earnings mix of projected income in higher tax jurisdictions and losses in the U.S. and various foreign affiliates for which there was no tax benefit, as valuation allowances had been established in those countries.

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash flows from operations and funds available under our credit facilities. As a significant portion of our business is conducted internationally, we hold a significant portion of cash outside of the U.S. We monitor and adjust the amount of foreign cash based on projected cash flow requirements. Our ability to use foreign cash to fund cash flow requirements in the U.S. may be impacted by local regulations and, to a lesser extent, the income taxes associated with transferring cash to the U.S. We intend to indefinitely reinvest substantially all foreign earnings for continued use in our foreign operations. As our business evolves, we may change that strategy, particularly to the extent we identify tax-efficient reinvestment alternatives for our foreign earnings or change our cash management strategy.
We believe our primary sources of liquidity are sufficient to fund our short-term and long-term existing and planned capital requirements, which include working capital obligations, funding existing marketed and pipeline products, capital expenditures, business development in our targeted areas, short-term and long-term debt obligations, such as principal and interest payments, as well as interest rate swaps, operating lease payments, purchase obligations and costs associated with mergers, acquisitions, divestitures and business integrations and/or restructuring activities. As of June 30, 2024, we had cash and cash equivalents of $416 million and unused borrowing capacity on our Revolving Credit Facility of approximately $750 million. On July 3, 2024, we amended our Revolving Credit Facility, extending its availability through July 2029. Also, following the sale of our aqua business, we utilized $1,222 million of cash proceeds to pay down term loan debt, significantly reducing our leverage and future interest expense. In addition, our Securitization Facility provides additional borrowing capacity in the event our borrowing capacity on this facility, which is correlated to our U.S. Net Eligible Receivables Balances, exceeds our outstanding borrowings on the facility, although as of June 30, 2024, we had no undrawn borrowing capacity on our Securitization Facility. We also have the ability to access capital markets to obtain debt financing for longer-term funding, if required. Further, we believe we have sufficient cash flow and liquidity to remain in compliance with our debt covenants.
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
Cash Flows
The following table provides a summary of cash flows from operating, investing and financing activities for the six months ended June 30, 2024 and 2023:

(in millions)
Net cash provided by (used for):	2024	2023	$ Change
Operating activities	$202	$(84)	$286
Investing activities	4	(98)	102
Financing activities	(120)	213	(333)
Effect of exchange-rate changes on cash and cash equivalents	(22)	(9)	(13)
Net increase in cash and cash equivalents	$64	$22	$42
Operating activities
Cash provided by operating activities was $202 million for the six months ended June 30, 2024, compared to cash used for operating activities of $84 million for the six months ended June 30, 2023. The change in cash provided by (used for) operating activities was primarily driven by year-over-year improvements in changes in operating assets and liabilities.
Investing activities
Cash provided by investing activities was $4 million for the six months ended June 30, 2024, compared to cash used for investing activities of $98 million for the six months ended June 30, 2023. Cash provided by investing activities during the six months ended June 30, 2024, was driven by the collection of a $66 million receivable related to the previous divestiture of our Shawnee and Speke locations (see Note 4. Acquisitions, Divestitures and Other Arrangements to the condensed consolidated financial statements for additional information), partially offset by net purchases of property and equipment and software. Cash used for investing activities during the six months ended June 30, 2023, primarily related to net purchases of property and equipment and software, $16 million paid for our acquisition of NutriQuest and $14 million for the purchase of intangible assets.

2024 Q2 Form 10-Q | 26

Financing activities
Cash used for financing activities was $120 million for the six months ended June 30, 2024, compared to cash provided by financing activities of $213 million for the six months ended June 30, 2023. Cash used for financing activities during the six months ended June 30, 2024, included $25 million in scheduled repayments of long-term borrowings and net repayments on our Revolving Credit Facility of $200 million, offset by net borrowings on our Securitization Facility of $120 million. Cash provided by financing activities of $213 million during the six months ended June 30, 2023, primarily reflected proceeds from our Revolving Credit Facility, partially offset by the repayment of indebtedness outstanding under our long-term borrowings.
Description of Indebtedness
For a complete description of our existing debt and available credit facilities as of June 30, 2024 and December 31, 2023, see Note 8. Debt within Item 8, “Financial Statements and Supplementary Data,” of Part II of our 2023 Form 10-K. New developments, including the amendment to our Revolving Credit Facility and $1,222 million pay down of our term loan debt following the sale of our aqua business are discussed in Note 8. Debt of this Form 10-Q.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Certain of our accounting policies are considered critical because these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often requiring the use of estimates about the effects of matters that are inherently uncertain. Actual results that differ from our estimates could have an unfavorable effect on our financial position and results of operations. We apply estimation methodologies consistently from year to year. Such policies are summarized in Item 7, "Management's Discussion & Analysis of Results of Financial Condition and Results of Operations," of our 2023 Form 10-K. There were no significant changes or developments in the application of our critical accounting policies during the six months ended June 30, 2024.

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
Additionally, we generally identify hyperinflationary markets as those markets whose cumulative inflation rate over a three-year period exceeds 100%. We have applied hyperinflationary accounting for our Argentina and Turkey subsidiaries since 2018 and 2022, respectively, and as a result, have changed their functional currencies to the U.S. dollar. During the six months ended June 30, 2024, revenue in Argentina and Turkey each represented less than 1% of our consolidated revenue, and assets held in Argentina and Turkey as of June 30, 2024, each represented less than 1% of our consolidated assets. Further, in February 2024 our Board of Directors authorized a restructuring plan that, among other strategic decisions, has resulted in a change in how we operate in and sell into the Argentina market, which has reduced our foreign currency exposure with respect to the Argentine peso. In spite of this, and while the application of hyperinflationary accounting for our subsidiaries in Argentina and Turkey did not have a material impact on our business during the six months ended June 30, 2024, we may in the future incur further currency devaluations, which could have a material adverse impact on our results of operations.
Interest Risk
At June 30, 2024, we held interest rate swap agreements with a notional value of $3,800 million that had the economic effect of modifying this amount of our variable-rate debt to fixed-rate. Following the sale of our aqua business and the associated debt pay down, we settled $1,000 million notional amount of these interest rate swaps (see Note 9. Financial Instruments for additional information). When including variable-rate converted to fixed-rate through the use of interest rate swaps, and subsequent to the debt pay down and interest rate swap settlements, approximately 79% of our long-term indebtedness bears interest at a fixed rate.

2024 Q2 Form 10-Q | 27

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
Our management, with the participation of Jeffrey N. Simmons, president and chief executive officer, and Todd S. Young, executive vice president and chief financial officer, evaluated our disclosure controls and procedures as of June 30, 2024, and concluded they were effective.
(b)Changes in Internal Controls. During the second quarter of 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

2024 Q2 Form 10-Q | 28

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(none)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(none)

ITEM 4. MINE SAFETY DISCLOSURES

(none)

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

2024 Q2 Form 10-Q | 29

ITEM 6. EXHIBITS

The following exhibits are either filed or furnished herewith (as applicable) or, if so indicated, incorporated by reference to the documents indicated in parentheses, which have previously been filed or furnished with the SEC.

Exhibit Number	Description
2.1	Amendment No. 1, dated as of July 1, 2024, to the Asset Purchase Agreement by and between Elanco Animal Health Incorporated as Seller and Intervet International B.V. as Buyer dated as of February 5, 2024 (filed herewith).
3.1	Amended and Restated Articles of Incorporation of Elanco Animal Health Incorporated, effective May 30, 2024 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on June 4, 2024).
3.2	Elanco Animal Health Incorporated Amended and Restated Bylaws, effective May 30, 2024 (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed with the SEC on June 4, 2024).
10.1	Amendment No. 2, dated as of July 3, 2024, to the Credit Agreement, dated as of August 1, 2020, by and among Elanco Animal Health Incorporated, as borrower, Elanco US Inc., as co-borrower, the subsidiary loan parties party thereto, the lenders and issuing banks party thereto from time to time, Goldman Sachs Bank USA, as term facility agent, collateral agent, and security trustee, and JPMorgan Chase Bank, N.A., as revolving facility agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 3, 2024).
31.1	Section 302 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Section 302 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	Interactive Data Files.
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101).

2024 Q2 Form 10-Q | 30

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELANCO ANIMAL HEALTH INCORPORATED
(Registrant)

Date:	August 8, 2024	/s/ Jeffrey N. Simmons
Jeffrey N. Simmons
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2024	/s/ Todd S. Young
Todd S. Young
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

2024 Q2 Form 10-Q | 31