Form 10-Q
period 2024-09-30
Elanco Animal Health Inc
filed 2024-11-07
CIK 1739104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of a “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒
The number of shares of common stock outstanding as of November 4, 2024 was 494,352,808.

ELANCO ANIMAL HEALTH INCORPORATED
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

2024 Q3 Form 10-Q | 1

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
•manufacturing problems and capacity imbalances, including at our contract manufacturers;
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
•the effect of our substantial indebtedness on our business, including restrictions in our debt agreements that limit our operating flexibility and changes in our credit ratings that lead to higher borrowing expenses and may restrict access to credit;
•changes in interest rates that may adversely affect our earnings and cash flows;
•risks related to the write-down of goodwill or identifiable intangible assets;
•the lack of availability or significant increases in the cost of raw materials;
•risks related to our presence in foreign markets;
•risks related to foreign currency exchange rate fluctuations;
•risks related to underfunded pension plan liabilities;

2024 Q3 Form 10-Q | 2

•our current plan not to pay dividends and restrictions on our ability to pay dividends;
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

2024 Q3 Form 10-Q | 3

PART I

ITEM 1. FINANCIAL STATEMENTS

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$1,030	$1,068	$3,419	$3,382
Costs, expenses and other:
Cost of sales	492	487	1,502	1,415
Research and development	87	86	263	248
Marketing, selling and administrative	323	313	1,014	993
Amortization of intangible assets	133	140	397	410
Asset impairment, restructuring and other special charges	17	16	143	91
Goodwill impairment	—	1,042	—	1,042
Gain on divestiture	(640)	—	(640)	—
Interest expense, net of capitalized interest	58	72	189	210
Other expense, net	1	9	12	41
	471	2,165	2,880	4,450
Income (loss) before income taxes	559	(1,097)	539	(1,068)
Income tax expense (benefit)	195	(1)	193	22
Net income (loss)	$364	$(1,096)	$346	$(1,090)

Earnings (loss) per share:
Basic	$0.74	$(2.22)	$0.70	$(2.21)
Diluted	$0.73	$(2.22)	$0.70	$(2.21)
Weighted-average shares outstanding:
Basic	494.3	492.7	493.9	492.1
Diluted	497.7	492.7	496.9	492.1

See accompanying notes to condensed consolidated financial statements.

2024 Q3 Form 10-Q | 4

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$364	$(1,096)	$346	$(1,090)
Other comprehensive income (loss):
Cash flow hedges, net of taxes	(81)	—	(58)	(19)
Foreign currency translation, net of taxes	283	(197)	(10)	(65)
Defined benefit plans, net of taxes	1	(4)	(5)	(6)
Other comprehensive income (loss), net of taxes	203	(201)	(73)	(90)
Comprehensive income (loss)	$567	$(1,297)	$273	$(1,180)

See accompanying notes to condensed consolidated financial statements.

2024 Q3 Form 10-Q | 5

Elanco Animal Health Incorporated
Condensed Consolidated Balance Sheets
(in millions, except share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$490	$352
Accounts receivable, net	840	842
Other receivables	64	168
Inventories	1,632	1,735
Prepaid expenses and other	340	310
Total current assets	3,366	3,407
Noncurrent Assets
Goodwill	4,625	5,094
Other intangibles, net	4,011	4,494
Other noncurrent assets	302	341
Property and equipment, net	979	1,026
Total assets	$13,283	$14,362
Liabilities and Equity
Current Liabilities
Accounts payable	$259	$270
Sales rebates and discounts	333	367
Current portion of long-term debt	44	38
Other current liabilities	685	566
Total current liabilities	1,321	1,241
Noncurrent Liabilities
Long-term debt	4,313	5,736
Deferred taxes	539	567
Other noncurrent liabilities	587	595
Total liabilities	6,760	8,139
Commitments and Contingencies
Equity
Common stock, no par value, 5,000,000,000 shares authorized, 494,333,072 and 492,845,216 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	8,804	8,777
Accumulated deficit	(1,942)	(2,288)
Accumulated other comprehensive loss	(339)	(266)
Total equity	6,523	6,223
Total liabilities and equity	$13,283	$14,362

See accompanying notes to condensed consolidated financial statements.

2024 Q3 Form 10-Q | 6

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Equity (Unaudited)
(in millions)

	Common Stock				Accumulated Other Comprehensive Loss
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Cash Flow Hedges	Foreign Currency Translation	Defined Benefit Plans	Total	Total Equity
December 31, 2022	474.2	$—	$8,738	$(1,057)	$182	$(672)	$98	$(392)	$7,289
Net income	—	—	—	103	—	—	—	—	103
Other comprehensive income (loss), net of tax	—	—	—	—	(48)	130	—	82	82
Stock-based compensation activity, net	1.0	—	6	—	—	—	—	—	6
Conversion of tangible equity units (TEUs) into common stock	17.2	—	—	—	—	—	—	—	—
March 31, 2023	492.4	—	8,744	(954)	134	(542)	98	(310)	7,480
Net loss	—	—	—	(97)	—	—	—	—	(97)
Other comprehensive income (loss), net of tax	—	—	—	—	29	2	(2)	29	29
Stock-based compensation activity, net	0.2	—	8	—	—	—	—	—	8
June 30, 2023	492.6	—	8,752	(1,051)	163	(540)	96	(281)	7,420
Net loss	—	—	—	(1,096)	—	—	—	—	(1,096)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(197)	(4)	(201)	(201)
Stock-based compensation activity, net	0.1	—	11	—	—	—	—	—	11
September 30, 2023	492.7	$—	$8,763	$(2,147)	$163	$(737)	$92	$(482)	$6,134

December 31, 2023	492.8	$—	$8,777	$(2,288)	$57	$(379)	$56	$(266)	$6,223
Net income	—	—	—	32	—	—	—	—	32
Other comprehensive (loss) income, net of tax	—	—	—	—	32	(227)	(4)	(199)	(199)
Stock-based compensation activity, net	1.2	—	—	—	—	—	—	—	—
March 31, 2024	494.0	—	8,777	(2,256)	89	(606)	52	(465)	6,056
Net loss	—	—	—	(50)	—	—	—	—	(50)
Other comprehensive loss, net of tax	—	—	—	—	(9)	(66)	(2)	(77)	(77)
Stock-based compensation activity, net	0.2	—	13	—	—	—	—	—	13
June 30, 2024	494.2	—	8,790	(2,306)	80	(672)	50	(542)	5,942
Net income	—	—	—	364	—	—	—	—	364
Other comprehensive income (loss), net of tax	—	—	—	—	(81)	283	1	203	203
Stock-based compensation activity, net	0.1	—	14	—	—	—	—	—	14
September 30, 2024	494.3	$—	$8,804	$(1,942)	$(1)	$(389)	$51	$(339)	$6,523

See accompanying notes to condensed consolidated financial statements.

2024 Q3 Form 10-Q | 7

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$346	$(1,090)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	498	523
Goodwill impairment	—	1,042
Stock-based compensation expense	40	31
Asset impairment and write-down charges	76	5
Gain on divestiture	(640)	—
Proceeds from interest rate swap settlements	5	57
Changes in operating assets and liabilities, net of acquisitions and divestitures	93	(446)
Other non-cash operating activities, net	(54)	(8)
Net Cash Provided by Operating Activities	364	114
Cash Flows from Investing Activities
Net purchases of property and equipment and software	(100)	(99)
Cash paid for acquisitions	(5)	(19)
Proceeds from business divestitures	1,294	—
Proceeds from previous sale of Shawnee and Speke facilities (see Note 4)	66	—
Purchases of intangible assets	(8)	(14)
Other investing activities, net	1	(2)
Net Cash Provided by (Used for) Investing Activities	1,248	(134)
Cash Flows from Financing Activities
Proceeds from Revolving Credit Facility	50	350
Repayments of Revolving Credit Facility	(250)	(53)
Proceeds from Securitization Facility	170	250
Repayments of Securitization Facility	(170)	(97)
Proceeds from issuance of long-term debt	350	—
Repayments of long-term borrowings	(1,587)	(388)
Other financing activities, net	(23)	(6)
Net Cash (Used for) Provided by Financing Activities	(1,460)	56
Effect of exchange rate changes on cash and cash equivalents	(14)	(12)
Net increase in cash and cash equivalents	138	24
Cash and cash equivalents – beginning of period	352	345
Cash and cash equivalents – end of period	$490	$369

See accompanying notes to condensed consolidated financial statements.

2024 Q3 Form 10-Q | 8

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

Note 2. New Financial Accounting Pronouncements
The following table provides a brief description of accounting standards applicable to us that we have not yet adopted:

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	ASU 2023-07 is intended to improve disclosure requirements related to reportable segments, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (CODM) for purposes of assessing a segment's profit or loss and deciding how to allocate resources. This new standard applies to all public entities, including entities, like us, with a single reportable segment.	This new standard is effective for fiscal years beginning after December 31, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Adoption requires retrospective application.	We are currently assessing the impact ASU 2023-07 will have on our consolidated financial statements, including our footnote disclosures.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures by enhancing information about how an entity's operations and related tax risks and its tax planning and operational opportunities affect its tax rate and prospects for future cash flows.	The guidance is effective for fiscal years beginning after December 31, 2024, with early adoption permitted. Adoption allows for prospective application, with retrospective application permitted.	We are currently assessing the impact ASU 2023-09 will have on our consolidated financial statements, including our Income Taxes footnote disclosure.

2024 Q3 Form 10-Q | 9

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters

ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	In November 2024, the FASB issued ASU 2024-03, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the face of our consolidated income statements.	This new standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted.
The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements.
We are currently assessing the impact ASU 2024-03 will have on our consolidated financial statements, including our footnote disclosures.

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

	Nine Months Ended September 30,
	2024	2023
Beginning balance	$367	$324
Reduction of revenue	620	558
Payments	(656)	(522)
Foreign currency translation adjustments	2	(4)
Ending balance	$333	$356
Adjustments to revenue recognized due to changes in estimates for products shipped in previous periods were not material for either the nine months ended September 30, 2024 or 2023. Actual global product returns were approximately 1% of net revenue for the nine months ended September 30, 2024 and 2023.

2024 Q3 Form 10-Q | 10

Disaggregation of Revenue
The following table summarizes our revenue disaggregated by product category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Pet Health	$486	$495	$1,704	$1,688
Farm Animal:
Cattle	253	242	754	700
Poultry	188	184	583	545
Swine	88	93	262	284
Aqua	1	42	81	132
Total Farm Animal	530	561	1,680	1,661
Contract Manufacturing (1)	14	12	35	33
Revenue	$1,030	$1,068	$3,419	$3,382
(1)Represents revenue from arrangements in which we manufacture products on behalf of a third party.
The following table summarizes our revenue disaggregated by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$487	$479	$1,561	$1,522
International	543	589	1,858	1,860
Revenue	$1,030	$1,068	$3,419	$3,382
We have a single customer that accounted for approximately 11% and 10% of revenue for the nine months ended September 30, 2024 and 2023, respectively. Product sales with this customer resulted in accounts receivable of $91 million and $78 million at September 30, 2024 and December 31, 2023, respectively.

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

2024 Q3 Form 10-Q | 11

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
Divestitures
Aqua Business
On July 9, 2024, we closed the sale of our aqua business to Intervet International B.V., a Dutch subsidiary of Merck Animal Health, for $1,294 million in cash, the vast majority of which was utilized to repay outstanding term loan debt following the close of the transaction (see Note 8. Debt for further information). Our aqua business included products across both warm-water and cold-water species and generated revenues of $81 million in 2024, through the divestiture date, and $132 million during the nine months ended September 30, 2023. Given that we operate our business as a single reporting unit, we are unable to reasonably determine stand-alone costs and related earnings or loss before income taxes attributable to our aqua business. We also determined that the sale did not qualify for reporting as a discontinued operation, as it did not represent a strategic shift that will have a major effect on our operations and/or financial results. Assets sold included inventories, real property and equipment, including our manufacturing sites in Canada and Vietnam, and certain intellectual property, technology and other intangible assets, including marketed products. Additionally, approximately 280 commercial and manufacturing employees were transferred to Merck Animal Health as part of this divestiture.
As of the disposal date, the carrying amounts of the following major assets were derecognized from our condensed consolidated balance sheet:

Inventories	$43
Goodwill	458
Other intangibles, net	51
Property and equipment, net	68
Other assets	14
Total assets	$634
Upon close, based on the aggregate carrying value of our aqua business disposal group of $634 million and $20 million in costs to sell, we recorded a pre-tax gain on divestiture of $640 million. Income tax expense of $171 million related to the taxable gain was also recognized during the three months ended September 30, 2024. In determining the amount of goodwill to include in our aqua business disposal group, a portion of our single reporting

2024 Q3 Form 10-Q | 12

unit’s goodwill was allocated to it on a relative fair value basis by comparing the fair value of the disposal group to the estimated fair value of our single reporting unit as a whole. We estimated the fair value of our single reporting unit using the income approach, which is a valuation technique that provides an estimate of fair value based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Significant management judgment was required in estimating the fair value of our single reporting unit, including, but not limited to, estimates and assumptions regarding future cash flows of our single reporting unit, revenue growth and other profitability measures, such as gross margin and earnings before interest, taxes, depreciation and amortization (EBITDA) margin, and the determination of an appropriate discount rate. We consider this valuation approach to be a Level 3 measurement under the fair value hierarchy.
Shawnee and Speke
In August 2021 and February 2022, we completed the sales of our Shawnee, Kansas and Speke, U.K. sites, respectively, to TriRx Pharmaceuticals (TriRx). Based on the original terms of the sales agreements, we anticipated receiving cash consideration from TriRx over a three-year period, and we received cash proceeds of $13 million from TriRx in 2022. In May 2023, we entered into amendments to the agreements (the amended agreement), which effectively restructured the payment schedule related to the remaining amount owed. At December 31, 2023, our remaining net receivable balance from TriRx under the amended agreement was $69 million. In February 2024, we received $66 million, in addition to accrued interest.
In September 2024, TriRx Speke Ltd, an affiliate of TriRx, entered into trading administration, a formal insolvency process in the U.K. designed to help companies facing severe financial challenges regain stability. As a result of the site entering into trading administration, we impaired the remaining $12 million value of a contract asset related to a favorable supply agreement with TriRx. This impairment charge was included within asset impairment, restructuring and other special charges within our condensed consolidated statements of operations for the three and nine months ended September 30, 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restructuring charges(1)	$2	$—	$45	$—

Acquisition and divestiture-related charges(2)	—	11	17	86

Non-cash and other items:
Asset impairments(3)	15	5	76	5
Other	—	—	5	—

Total expense	$17	$16	$143	$91
(1)Restructuring charges in 2024 primarily related to expected cash-based severance costs associated with a restructuring program approved and announced in February 2024 intended to reallocate resources by shifting international resources from farm animal to pet health. This restructuring program also resulted in changes in how we operate in and sell into the Argentina market, among others.
(2)Acquisition and divestiture-related charges in 2024 consisted of transaction costs directly related to the recent divestiture of our aqua business (see Note 4. Acquisitions, Divestitures and Other Arrangements for further information). Acquisition and divestiture-related charges in 2023 primarily represented costs associated with the implementation of new systems, programs and processes due to the integration of Bayer Animal Health.
(3)Asset impairments in 2024 principally included the write-off of our IL-4R IPR&D asset ($53 million) during the second quarter and $15 million of asset impairments in the third quarter tied to the financial difficulties of our contract manufacturing supply partner, TriRx, the largest of which was a $12 million impairment of a contract asset related to a favorable supply agreement (see Note 4. Acquisitions, Divestitures and Other Arrangements for further information). Asset impairments in 2023 primarily related to the write-down of certain indefinite-lived intangible assets due to increases in the relevant discount rates.

2024 Q3 Form 10-Q | 13

The following table summarizes the activity in our reserves established in connection with restructuring activities:

Balance at December 31, 2023	$7
Charges	45
Cash paid	(27)
Non-cash items and other	(2)
Balance at September 30, 2024	$23
Timing of when the restructuring reserve obligations are expected to be paid can vary due to certain country-specific negotiations and regulations. Of the total reserve, $14 million was included within other current liabilities on our condensed consolidated balance sheet at September 30, 2024, with the remainder included within other noncurrent liabilities.

Note 6. Inventories
Inventories are stated at the lower of cost and net realizable value. We value a majority of our inventories using the first-in, first-out (FIFO) method, although we use the last-in, first-out (LIFO) method for a portion of our inventories.
Inventories consisted of the following:

	September 30, 2024	December 31, 2023
Finished products	$811	$857
Work in process	779	814
Raw materials and supplies	105	128
Total	1,695	1,799
Decrease to LIFO cost	(63)	(64)
Inventories	$1,632	$1,735

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

Note 8. Debt
Long-term debt consisted of the following:

	September 30, 2024	December 31, 2023
Incremental Term Facility due 2025 (1)	$—	$175
Incremental Term Facility due 2028	371	489
Incremental Term Facility due 2029	188	247
Incremental Term Facility due 2031 (1)	350	—
Term Loan B due 2027	2,603	3,838
Revolving Credit Facility (2)	—	200
Securitization Facility (3)	125	125
4.900% Senior Notes due 2028 (4)	750	750
Unamortized debt issuance costs	(30)	(50)
	4,357	5,774
Less current portion of long-term debt	44	38
Total long-term debt	$4,313	$5,736
(1)On August 13, 2024, we entered into an incremental assumption agreement with Farm Credit Mid-America, PCA (Farm Credit). Utilizing a portion of the proceeds from this new facility, we repaid our Incremental Term Facility due 2025 in full. See below for further details.
(2)On July 3, 2024, we amended our Revolving Credit Facility, which extended its maturity through July 2029. Our Revolving Credit Facility provides up to $750 million in borrowing capacity and bears interest at Term SOFR plus a spread dependent on our Net Total Leverage Ratio, as defined within the amended agreement, which was 2.10% as of September 30, 2024.

2024 Q3 Form 10-Q | 14

(3)Our Securitization Facility is secured and collateralized by our U.S. Net Eligible Receivables Balance, has a maximum borrowing capacity of $300 million, bears interest at Term SOFR plus 1.25% and matures in July 2026.
(4)Subsequent to issuance in August 2018, our 4.900% Senior Notes due 2028 have been subject to interest rate increases related to credit rating agency downgrades. As of September 30, 2024, these notes bear interest at a rate of 6.650%.
2024 Financing
On August 13, 2024, we entered into an incremental assumption agreement with Farm Credit, supplementing and amending our existing credit agreement dated August 1, 2020, related to our senior secured credit facility. The incremental assumption agreement provides for an incremental term facility (the Incremental Term Facility due 2031) with an aggregate principal amount of $350 million, maturing on August 13, 2031. The Incremental Term Facility due 2031 bears interest at Term SOFR, including a spread adjustment, plus 175 basis points and will be payable in quarterly installments of principal and interest with a final balloon payment due on August 13, 2031. The proceeds were used to repay the remaining outstanding balance on our Incremental Term Facility due 2025 and for general corporate purposes. Accordingly, as of September 30, 2024, all obligations and commitments related to the Incremental Term Facility due 2025 were satisfied in full. The terms of the Incremental Term Facility due 2031, including pledged collateral and financing maintenance covenants, are generally consistent with the terms of our existing Term Loan B due 2027.
2024 Term Loan Repayments
As discussed in Note 4. Acquisitions, Divestitures and Other Arrangements, we sold our aqua business to a subsidiary of Merck Animal Health on July 9, 2024, for $1,294 million in cash. Utilizing the vast majority of these proceeds, as well as a portion of the proceeds from our Incremental Term Facility due 2031 and available cash on hand, we have repaid $1,587 million of previously outstanding term loan debt across our Term Loan B due 2027 and our Incremental Term Facilities during the nine months ended September 30, 2024. In conjunction with these principal repayments, we recognized charges of $12 million for the write-off of previously deferred financing costs, which are included in interest expense, net of capitalized interest in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024.
As of September 30, 2024, approximately 81% of our long-term indebtedness bears interest at a fixed rate, including variable-rate debt converted to fixed-rate through the use of interest rate swaps (see Note 9. Financial Instruments for additional information). We were in compliance with all of our debt covenants as of September 30, 2024.

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
Derivatives not designated as hedges
We may enter into foreign currency exchange forward or option contracts to reduce the effects of fluctuating foreign currency exchange rates. Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures and are recorded at fair value with gains or losses recognized in other expense, net in the condensed consolidated statements of operations. Forward contracts generally have maturities not exceeding 12 months. As of September 30, 2024 and December 31, 2023, we had outstanding foreign currency exchange contracts with aggregate notional amounts of $726 million and $891 million, respectively.
The amounts of net gains on derivative instruments not designated as hedging instruments, recorded in other expense, net were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Foreign exchange forward contracts (1)	$9	$1	$3	$2
(1)These amounts were substantially offset in other expense, net by the effect of changing exchange rates on the underlying foreign currency exposures.
Derivatives designated as hedges - Net investment hedges
In September 2023, we entered into a series of cross-currency fixed interest rate swaps to help mitigate the impact of foreign currency fluctuations on our operations in Switzerland with a combined 1,000 million CHF notional amount with tenors in 2026 and 2027. These instruments were determined to be, and were designated as, effective

2024 Q3 Form 10-Q | 15

economic hedges of net investments in our CHF denominated net assets. The fair values of these instruments were estimated based on quoted market values of similar hedges and are classified as Level 2 in the fair value hierarchy (see Note 10. Fair Value for further information). Gains or losses related to these instruments due to spot rate fluctuations are recorded as cumulative translation adjustments as a component of other comprehensive income (loss). Gains and losses will remain in accumulated other comprehensive income (loss) until either the sale or substantial liquidation of the hedged subsidiary. (Losses) gains on net investment hedges, net of tax, recorded in other comprehensive income (loss), were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cross-currency fixed interest rate swaps	$(53)	$9	$(1)	$9
During the nine months ended September 30, 2024, and 2023 these instruments also generated $23 million and $1 million of interest income, respectively, which was included as a contra interest expense, net of capitalized interest in our condensed consolidated statements of operations.
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
We had outstanding interest rate swaps with aggregate notional amounts of $2,800 million and $3,800 million as of September 30, 2024 and December 31, 2023, respectively. Following the sale of our aqua business and the associated debt pay down (see Note 4. Acquisitions, Divestitures and Other Arrangements and Note 8. Debt for further information), in July 2024 we settled $1,000 million of existing interest rate swaps. We received cash proceeds of approximately $5 million upon these settlements, which was recorded in accumulated other comprehensive loss and will be amortized to interest expense, net of capitalized interest in future periods. As of September 30, 2024, all of our outstanding interest rate swap instruments had scheduled maturities in 2026.
Additionally, on August 21, 2024, we entered into new forward-starting interest rate swap agreements with a combined notional amount of $850 million, which will become effective on August 1, 2026, and mature in line with the applicable Incremental Term Facility maturities, which range between 2028 and 2031.
The amounts of (losses) gains on our interest rate swap contracts, net of tax, recorded in other comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest rate swaps	$(54)	$34	$30	$75
The amounts of gains reclassified from accumulated other comprehensive loss and recognized into earnings through interest expense, net of capitalized interest were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest rate swaps	$27	$34	$88	$94
Over the next 12 months, we expect to reclassify a gain of $35 million from accumulated other comprehensive loss into interest expense, net of capitalized interest related to our current and previously settled interest rate swaps.
As of September 30, 2024, when factoring in the impact from our interest rate swaps, the weighted-average effective interest rate on our outstanding indebtedness was 6.42% (excluding the expected future reclassifications to interest expense, net of capitalized interest related to past interest rate swap settlements).

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

2024 Q3 Form 10-Q | 16

using quoted market values or significant other observable inputs for identical or comparable assets or liabilities. Our Level 3 fair value measurements are based on unobservable inputs based on little or no market activity.
The following table summarizes the fair value information at September 30, 2024 and December 31, 2023, for assets and liabilities measured at fair value on a recurring basis in the respective balance sheet line items, as well as long-term debt, for which fair value is disclosed on a recurring basis:

		Fair Value Measurements Using
Financial statement line item	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2024
Recurring fair value measurements
Prepaid expenses and other - derivative instruments	$28	$—	$28	$—	$28
Other current liabilities - derivative instruments	(22)	—	(22)	—	(22)
Other current liabilities - contingent consideration	(20)	—	—	(20)	(20)
Other noncurrent liabilities - derivative instruments	(131)	—	(131)	—	(131)
Other noncurrent liabilities - contingent consideration	(16)	—	—	(16)	(16)
Financial instruments not carried at fair value
Long-term debt, including current portion	(4,387)	—	(4,413)	—	(4,413)

December 31, 2023
Recurring fair value measurements
Prepaid expenses and other - derivative instruments	$65	$—	$65	$—	$65
Other current liabilities - derivative instruments	(63)	—	(63)	—	(63)
Other current liabilities - contingent consideration	(9)	—	—	(9)	(9)
Other noncurrent liabilities - derivative instruments	(132)	—	(132)	—	(132)
Other noncurrent liabilities - contingent consideration	(31)	—	—	(31)	(31)
Financial instruments not carried at fair value
Long-term debt, including current portion	(5,824)	—	(5,825)	—	(5,825)
Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities at the time of purchase of three months or less. The carrying values of cash and cash equivalents, accounts and other receivables, accounts payable and other current liabilities are reasonable estimates of their fair values due to the short-term nature of these assets and liabilities. We also had investments without readily determinable fair values and equity method investments, which were classified as other noncurrent assets on our condensed consolidated balance sheets totaling $25 million and $26 million as of September 30, 2024 and December 31, 2023, respectively. These investments are not recorded at fair value on a recurring basis, and as such, are not included in the fair value table above.
The fair values of contingent consideration liabilities related to our acquisition of NutriQuest were estimated using the Monte Carlo simulation model, consisting of Level 3 inputs not observable in the market, including estimates relating to revenue forecasts, discount rates and volatility.

2024 Q3 Form 10-Q | 17

Note 11. Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

December 31, 2023 (gross)	$6,136
Accumulated impairment	(1,042)
December 31, 2023 (net)	5,094
Divestiture (1)	(458)
Foreign currency translation adjustments	(11)
September 30, 2024 (net)	$4,625
(1)We derecognized $458 million of goodwill during the three months ended September 30, 2024, in connection with the divestiture of our aqua business. See Note 4. Acquisitions, Divestitures and Other Arrangements for further information.
As previously disclosed, there was a sharp increase in long-term treasury rates during the third quarter of 2023, and as a result, we assessed our long-lived assets, including goodwill, for impairment. Due principally to an increased discount rate assumption, which was driven by the sharp increase in long-term treasury rates, our quantitative goodwill impairment test resulted in a $1,042 million pre-tax impairment charge. No impairments to the carrying value of goodwill have been recorded during the three or nine months ended September 30, 2024.

Note 12. Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income tax expense (benefit)	$195	$(1)	$193	$22
Effective tax rate	34.8%	0.2%	35.8%	(2.0)%
For the three months ended September 30, 2024, we recognized income tax expense of $195 million, while for the nine months ended September 30, 2024, we recognized income tax expense of $193 million. Of the total income tax expense for the three and nine months ended September 30, 2024, $171 million related to the income tax expense associated with the taxable gain on the divestiture of our aqua business. The taxable gain on divestiture exceeded the reported gain of $640 million primarily due to the derecognition of non-deductible goodwill.
Our effective tax rate of 34.8% for the three months ended September 30, 2024, differed from the statutory income tax rate primarily due to the tax impact from the aforementioned gain on divestiture, the jurisdictional earnings mix of projected income in higher tax jurisdictions and losses for which no tax benefit was recognized. Our effective tax rate of 35.8% for the nine months ended September 30, 2024, differed from the statutory income tax rate primarily due to the tax impact from the gain on divestiture of our aqua business, partially offset by the release of a valuation allowance attributable to the sale of our aqua business and the recognition of certain state tax credits.
For the three and nine months ended September 30, 2023, we recognized an income tax benefit of $1 million and income tax expense of $22 million, respectively. Our effective tax rates of 0.2% and (2.0)%, respectively, differed from the statutory income tax rates primarily due to the recognition of the $1,042 million goodwill impairment charge, which was non-deductible in most of the impacted jurisdictions.
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
Seresto Class Action Lawsuits
Claims seeking actual damages, injunctive relief and/or restitution for allegedly deceptive marketing have been made against Elanco Animal Health Inc. and Bayer HealthCare LLC, along with other Elanco and Bayer entities, arising out of the use of Seresto™, a non-prescription flea and tick collar for cats and dogs. During 2021, putative class action lawsuits were filed in federal courts in the U.S. alleging that the Seresto collars contain pesticides that can cause serious injury and death to cats and/or dogs wearing the product. In August 2021, the lawsuits were consolidated by the Judicial Panel on Multidistrict Litigation, and the cases were transferred to the Northern District

2024 Q3 Form 10-Q | 18

of Illinois. In June 2023, the parties agreed on the monetary terms of a potential settlement of the consolidated class action lawsuits, and as a result, a charge of $15 million was recorded within Other expense, net in our condensed consolidated statements of operations for the nine months ended September 30, 2023. As of December 31, 2023, the parties had agreed on the non-monetary terms of a potential settlement, in addition to the monetary terms agreed to in June 2023. In January 2024, the court preliminarily approved the settlement. The court set a hearing to consider final approval of the settlement in December 2024. If at that time all conditions of the settlement are met, and the settlement is approved, we anticipate the settlement amount will be payable in the first quarter of 2025. As such, the $15 million provision was included within other current liabilities on our condensed consolidated balance sheet as of September 30, 2024.
Additional Legal Matters
For the legal matters discussed below, we either believe loss is not probable or are unable to estimate the possible loss or range of loss, if any. The process of resolving these matters is inherently uncertain and may develop over an extended period of time; therefore, at this time, the ultimate resolutions cannot be predicted. As of September 30, 2024 and December 31, 2023, we had no material liabilities established related to the legal matters discussed below.
On October 7, 2024, a putative securities class action lawsuit captioned Joseph Barpar v. Elanco Animal Health Inc., et al. (Barpar) was filed in the United States District Court for the District of Maryland against Elanco and two of its executives. Barpar alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and specifically alleges that Elanco and the two executives made materially false and/or misleading statements and/or failed to disclose certain facts about the safety of and labeling for our Zenrelia® product, as well as the approval and launch timelines for Zenrelia and our Credelio Quattro™ product. The plaintiff purports to represent purchasers of Elanco securities between November 7, 2023 and June 26, 2024. On November 1, 2024, a shareholder derivative action captioned Lawrence Hollin v. Lawrence E. Kurzius, et al. was filed in the United States District Court for the District of Maryland against current members of Elanco's board and senior management, alleging claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and state law claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment and waste of corporate assets, based on allegations substantially similar to the allegations in the putative class action complaint in Barpar. We intend to vigorously defend our positions in connection with both actions. The process of resolving these matters is inherently uncertain and may develop over an extended period of time; therefore, at this time, the ultimate resolution cannot be predicted.
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
On October 16, 2020, a shareholder class action lawsuit captioned Safron Capital Corporation v. Elanco Animal Health Inc., et al. was filed in the Marion Superior Court of Indiana against Elanco, certain executives and other individuals and entities. On December 23, 2020, the plaintiffs filed an amended complaint adding an additional plaintiff. The lawsuit alleges, in part, that Elanco and certain of its executives made materially false and/or misleading statements and/or failed to disclose certain facts about Elanco’s relationships with third-party distributors and revenue attributable to those distributors within the registration statement on Form S-3 dated January 21, 2020, and accompanying prospectus filed in connection with Elanco’s public offering which closed on or about January 27, 2020. The lawsuit seeks unspecified monetary damages and purports to represent purchasers of Elanco common stock or TEUs issued in connection with the public offering. From February 2021 to August 2022, this case was stayed in deference to Hunter. On October 24, 2022, we filed a motion to dismiss. On December 23, 2022, the plaintiffs filed their opposition to the motion to dismiss. Prior to the ruling on the motion to dismiss, on June 8, 2023, the plaintiffs filed a motion for leave to file a second amended complaint, which is now the operative complaint. We filed a motion to dismiss the second amended complaint on August 7, 2023, to which the plaintiffs filed their opposition on October 13, 2023. On April 17, 2024, our motion to dismiss was granted. The dismissal is without prejudice to plaintiffs' right to re-file a claim, and it is possible the plaintiffs will attempt to file a third amended

2024 Q3 Form 10-Q | 19

complaint. We continue to believe the claims made in the case are meritless, and we intend to vigorously defend our position.
In the third quarter of 2019, Tevra Brands, LLC (Tevra) filed a complaint in the U.S. District Court of the Northern District of California, alleging that Bayer Animal Health (acquired by us in August 2020) had been involved in unlawful, exclusive dealing and tying of its flea and tick products Advantage, Advantix and Seresto and maintained a monopoly in the market. The complaint was amended in March 2020 and then dismissed in September 2020 with leave to amend. A second amended complaint was filed in March 2021 and realleged claims of unlawful exclusive dealing related to Advantage and Advantix and monopoly maintenance. A motion to dismiss the second amended complaint was denied in January 2022. Tevra’s demands included both actual and treble damages. On April 16, 2024, the court granted our motion for summary judgment to exclude all damages subsequent to our acquisition of Bayer Animal Health in August 2020. A jury trial was held in July 2024, and on August 1, 2024, the jury returned a verdict in favor of Bayer Animal Health. In August 2024, the plaintiff filed an appeal to this decision. We continue to believe the claims made in the case are meritless and will continue to vigorously defend our position.
Regulatory Matters
On July 1, 2021, we received a subpoena from the SEC relating to our channel inventory and sales practices prior to mid-2020. We have engaged in discussions with the SEC about a possible resolution or settlement of potential disclosure claims, and in late July 2024 we reached an agreement in principle on terms of a potential settlement of disclosure claims, without admitting or denying the underlying allegations. We previously accrued a liability of $15 million, which was included within other current liabilities on our condensed consolidated balance sheet as of September 30, 2024. The agreement remains subject to SEC approval and, therefore, it remains uncertain whether a definitive agreement will be reached and the terms of any such agreement.
Other Commitments
As of September 30, 2024, we had a lease commitment that has not yet commenced for our new corporate headquarters in Indianapolis, Indiana. Total minimum lease payments are estimated to be approximately $378 million over a term of 25 years, excluding extensions. Final lease payments may vary depending on the actual cost of certain construction activities. Lease commencement is expected in 2025.
The land for our new corporate headquarters is located in a Tax Increment Finance District, and the project is, in part, funded through Tax Incremental Financing (TIF) through an incentive agreement between the City of Indianapolis and us. The agreement provides for an estimated total incentive of $64 million to be funded by the City of Indianapolis in connection with the future tax increment revenue generated from the developed property. In December 2021, as part of a funding and development agreement entered into between the developer and us, we made a commitment to use the expected TIF proceeds towards the cost of developing and constructing the headquarters. In exchange, the developer reimbursed us up to the $64 million commitment in 2021. During 2022, we refunded approximately $15 million of the TIF proceeds to the developer. As a result, it is our expectation that our future lease payments will be reduced. The remaining accrued incentive was included in other noncurrent liabilities on our condensed consolidated balance sheets and will be amortized over the lease term beginning on the commencement date and offset future rent expense.

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
Basic and diluted weighted-average shares outstanding were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic weighted-average common shares outstanding (1)	494.3	492.7	493.9	492.1
Assumed conversion of dilutive common stock equivalents (2)	3.4	—	3.0	—
Diluted weighted-average shares outstanding	497.7	492.7	496.9	492.1

2024 Q3 Form 10-Q | 20

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
(2)For the three months ended September 30, 2024 and 2023, approximately 0.9 million and 2.7 million, respectively, of potential common shares were excluded from the calculation of diluted weighted-average shares outstanding because their effect was anti-dilutive. For the nine months ended September 30, 2024 and 2023, approximately 0.7 million and 2.7 million, respectively, of potential common shares were excluded from the calculation of diluted weighted-average shares outstanding because their effect was anti-dilutive.

2024 Q3 Form 10-Q | 21

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
Business Overview
Elanco is a global leader in animal health, dedicated to innovating and delivering products and services to prevent and treat disease in farm animals and pets. Our diverse, durable product portfolio is sold in more than 90 countries and serves animals across many species, primarily: dogs and cats (collectively, pet health) and cattle, poultry, swine, sheep and, prior to the divestiture in July 2024 (see Note 4. Acquisitions, Divestitures and Other Arrangements to the condensed consolidated financial statements for further information), aqua (collectively, farm animal). With a heritage dating back to 1954, we consistently innovate to improve the health of animals and to benefit our customers while fostering an inclusive, cause-driven culture for our employees. We operate our business in a single segment, directed at advancing the well-being of animals, people and the planet, enabling us to realize our vision of Food and Companionship Enriching Life.
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
Bovaer: In May 2024, the U.S Food and Drug Administration (FDA) completed its comprehensive, multi-year review of Bovaer® (3-NOP), a first-in-class methane-reducing feed ingredient for use in lactating dairy cattle. Producers began feeding the product to cattle in the U.S. during the third quarter of 2024.
Zenrelia: Final FDA approval for Zenrelia®, a JAK inhibitor targeting control of pruritus and atopic dermatitis in dogs, was received in September 2024. Launch of the product followed shortly after final approval, with the first sales of Zenrelia occurring in late September. We have also received approval for Zenrelia in Brazil, which launched in September 2024, and in Canada and Japan. Additional reviews are ongoing in other key markets, including Europe, United Kingdom and Australia.
Credelio Quattro: In October 2024, we received final approval from the FDA for Credelio QuattroTM, a monthly chewable tablet for dogs that protects against fleas, ticks, heartworms, roundworms, hookworms and three different species of tapeworms. We expect product launch in the first quarter of 2025.
Experior: In October 2024, we received multiple combination clearance approvals from the FDA for our Experior® product to be used in combination with other farm animal products, allowing for broader use in heifers, which represent nearly 40% of the fed cattle population in the U.S.
Other Key Trends and Factors Affecting Our Results of Operations
Aqua Business Divestiture: On July 9, 2024, we closed the sale of our aqua business to a subsidiary of Merck Animal Health, for $1,294 million in cash proceeds, which was paid at closing. We utilized a vast majority of these proceeds to repay previously outstanding term loan debt, thereby reducing our leverage and expected future interest expense. Our aqua business included products across both warm-water and cold-water species and

2024 Q3 Form 10-Q | 22

generated revenues of $81 million in 2024, through the divestiture date, and $132 million during the nine months ended September 30, 2023. Strategically, this divestiture allows us to prioritize our investments in larger markets with greater long-term earnings potential.
Assets sold included inventories, real property and equipment, including our manufacturing sites in Canada and Vietnam, and certain intellectual property, technology and other intangible assets, including marketed products. Along with these assets, approximately 280 commercial and manufacturing employees were transferred to Merck Animal Health as part of this divestiture. We recorded a pre-tax gain on divestiture of $640 million during the third quarter of 2024. Income tax expense associated with this gain on divestiture was $171 million, a majority of which will be payable in 2025. See Note 4. Acquisitions, Divestitures and Other Arrangements to the condensed consolidated financial statements for further information.
Restructuring Activities: In February 2024, our Board of Directors authorized a restructuring plan (the restructuring plan) to improve operational efficiencies and better align our organizational structure with current business needs, top strategic priorities and key growth opportunities. Specifically, the restructuring plan was intended to reallocate resources by shifting international resources from farm animal to pet health as we plan for the global launches of certain blockbuster potential products. Further, the restructuring plan impacted how we operate in and sell into the Argentina market, among others, reducing our foreign currency exposure in those markets.
During the nine months ended September 30, 2024, we incurred $45 million of charges associated with the restructuring plan, the majority relating to expected cash-based severance costs. The restructuring plan is expected to result in annualized net savings of $30 to $35 million. See Note 5. Asset Impairment, Restructuring and Other Special Charges to the condensed consolidated financial statements for further information.
Supplier Administration: In September 2024, one of our contract manufacturing supply partners, TriRx Speke Ltd (TriRx Speke), entered into trading administration, a formal insolvency process in the U.K. designed to help companies facing severe financial challenges regain stability. Since this time we have been making up-front prepayments to support the operational costs of the site to minimize supply disruption, resulting in increased costs for us that we expect to continue for the foreseeable future. While we are not anticipating significant supply disruption throughout the remainder of 2024, we are currently exploring options with parties involved to maintain continued product supply. Further, as a result of the site entering into trading administration, we impaired the remaining $12 million value of a contract asset related to a favorable supply agreement with TriRx Speke. See Note 4. Acquisitions, Divestitures and Other Arrangements to the condensed consolidated financial statements for further information.
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

2024 Q3 Form 10-Q | 23

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2024	2023	% Change	2024	2023	% Change
Revenue	$1,030	$1,068	(4)%	$3,419	$3,382	1%
Costs, expenses and other:
Cost of sales	492	487	1%	1,502	1,415	6%
% of revenue	48%	46%		44%	42%
Research and development	87	86	1%	263	248	6%
% of revenue	8%	8%		8%	7%
Marketing, selling and administrative	323	313	3%	1,014	993	2%
% of revenue	31%	29%		30%	29%
Amortization of intangible assets	133	140	(5)%	397	410	(3)%
Asset impairment, restructuring and other special charges	17	16	6%	143	91	57%
Goodwill impairment	—	1,042	NM	—	1,042	NM
Gain on divestiture	(640)	—	NM	(640)	—	NM
Interest expense, net of capitalized interest	58	72	(19)%	189	210	(10)%
Other expense, net	1	9	(89)%	12	41	(71)%
Income (loss) before income taxes	559	(1,097)	NM	539	(1,068)	NM
Income tax expense (benefit)	195	(1)	NM	193	22	NM
Net income (loss)	$364	$(1,096)	NM	$346	$(1,090)	NM
Certain amounts and percentages may reflect rounding adjustments.
NM - Not meaningful
Revenue
Our products are sold in more than 90 countries, and as a result, a significant portion of our revenue is recorded in currencies other than the U.S. Dollar. Because of this, our revenue is influenced by changes in foreign currency exchange rates. During the nine months ended September 30, 2024 and 2023, approximately 53% of our revenue was denominated in foreign currencies.
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
Our revenue by product category for the three and nine months ended September 30, 2024 and 2023, was as follows:

	Three Months Ended September 30,
	Revenue		% of Total Revenue
(Dollars in millions)	2024	2023	2024	2023	$ Change	% Change
Pet Health	$486	$495	47%	46%	$(9)	(2)%
Farm Animal	530	561	52%	53%	(31)	(6)%
Contract Manufacturing (1)	14	12	1%	1%	2	17%
Total	$1,030	$1,068	100%	100%	$(38)	(4)%

2024 Q3 Form 10-Q | 24

	Nine Months Ended September 30,
	Revenue		% of Total Revenue
(Dollars in millions)	2024	2023	2024	2023	$ Change	% Change
Pet Health	$1,704	$1,688	50%	50%	$16	1%
Farm Animal	1,680	1,661	49%	49%	19	1%
Contract Manufacturing (1)	35	33	1%	1%	2	6%
Total	$3,419	$3,382	100%	100%	$37	1%
Note: Numbers may not add due to rounding.
(1)Represents revenue from arrangements in which we manufacture products on behalf of a third party.
The effects of price, foreign currency exchange rates, volume and the impact of our divestiture of our aqua business on changes in revenue for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, were as follows:
Three months ended September 30, 2024

(Dollars in millions)	Revenue	Price	FX Rate	Volume	Divestiture	Total
Pet Health	$486	2%	—%	(4)%	—%	(2)%
Farm Animal	530	3%	(1)%	—%	(8)%	(6)%
Contract Manufacturing	14	6%	(1)%	12%	—%	17%
Total	$1,030	2%	(1)%	(1)%	(4)%	(4)%
Nine months ended September 30, 2024

(Dollars in millions)	Revenue	Price	FX Rate	Volume	Divestiture	Total
Pet Health	$1,704	3%	—%	(2)%	—%	1%
Farm Animal	1,680	2%	(1)%	3%	(3)%	1%
Contract Manufacturing	35	2%	(1)%	5%	—%	6%
Total	$3,419	3%	(1)%	—%	(1)%	1%
Note: Numbers may not add due to rounding
Pet health revenue decreased $9 million, or 2%, for the three months ended September 30, 2024, compared to the same period in 2023, driven by lower volumes, partially offset by a 2% increase in pricing. Lower volumes were primarily attributable to continued competitive pressure on certain products in the U.S. veterinary channel, competitive pressure in Australia and supply volatility for vaccines in the U.S. These volume declines were partially offset by increased revenue from new products and improved demand for retail parasiticide products in the U.S. and Europe.
Pet health revenue increased $16 million, or 1%, for the nine months ended September 30, 2024, compared to the same period in 2023, driven by a 3% increase in pricing, partially offset by lower volumes. Volumes during the nine months ended September 30, 2024 were lower due to competitive pressure on certain products in the U.S. veterinary channel and purchasing patterns of certain over-the-counter (OTC) products by U.S. retailers. These decreases were partially offset by revenue from new products and improved demand for retail parasiticide products in certain European markets, including Spain.
Farm animal revenue decreased $31 million, or 6%, for the three months ended September 30, 2024, compared to the same period in 2023, driven by the divestiture of our aqua business on July 9, 2024, partially offset by a 3% increase in pricing. Excluding the impact from our aqua business divestiture, volumes for the three months ended September 30, 2024, were flat compared to the same period in 2023. Strength in U.S. cattle, led by Experior and Rumensin, and increased revenue from poultry products in the U.S. and Europe were offset by lower demand for sheep products in Australia, volume declines associated with our previous strategic decisions to change how we operate in and sell into certain international markets, including Argentina, and the impact from the European recall of Kexxtone, which occurred during the second quarter of 2024.
Farm animal revenue increased $19 million, or 1%, for the nine months ended September 30, 2024, compared to the same period in 2023, driven by a 2% increase in pricing and higher volumes of non-aqua products, partially offset by the impact of the divestiture of our aqua business. Higher volumes of our non-aqua products were primarily driven by strength in U.S. cattle, led by Experior and Rumensin, and strength in poultry sales globally, partially offset by weakness in global swine markets, volume declines associated with our previous strategic decisions to change how we operate in and sell into certain international markets, including Argentina, and the impact from the European recall of Kexxtone, which occurred during the second quarter of 2024.

2024 Q3 Form 10-Q | 25

Cost of Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2024	2023	% Change	2024	2023	% Change
Cost of sales	$492	$487	1%	$1,502	$1,415	6%
% of revenue	48%	46%		44%	42%
Cost of sales increased $5 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, while cost of sales as a percentage of revenue increased to 48%, compared to 46% for the prior year period. Gross margin was unfavorably impacted during the three months ended September 30, 2024, compared to the prior year, by a combination of inflation, unfavorable manufacturing performance and product mix associated with the divestiture of our aqua business. These factors were partially offset by increased pricing.
Cost of sales increased $87 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, and cost of sales as a percentage of revenue increased to 44%, compared to 42% for the prior year period. These increases were due to a combination of inflation, planned reduced throughput at certain manufacturing sites and product mix, partially offset by increased pricing.
Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2024	2023	% Change	2024	2023	% Change
Research and development	$87	$86	1%	$263	$248	6%
% of revenue	8%	8%		8%	7%
Research and development expenses increased $1 million and $15 million for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in the prior year, primarily driven by higher employee-related expenses and timing of project costs.
Marketing, Selling and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2024	2023	% Change	2024	2023	% Change
Marketing, selling and administrative	$323	$313	3%	$1,014	$993	2%
% of revenue	31%	29%		30%	29%
Marketing, selling and administrative expenses increased $10 million and $21 million for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in the prior year. The increase for the three months ended September 30, 2024, was primarily driven by higher employee related expenses and investments supporting the U.S. pet health business. The increase for the nine months ended September 30, 2024, also included increases in marketing and promotional spend supporting our global pet health business, partially offset by cost savings associated with the completion of our ERP system integration in the second quarter of 2023.
Amortization of Intangible Assets

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2024	2023	% Change	2024	2023	% Change
Amortization of intangible assets	$133	$140	(5)%	$397	$410	(3)%
Amortization of intangible assets decreased $7 million and $13 million, for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in the prior year. These decreases were partially driven by changes in foreign currency exchange rates, as well as the elimination of amortization related to our aqua business intangible assets, which met the criteria to be classified as held for sale on February 1, 2024, at which date amortization of these finite-lived intangible assets ceased. See Note 4. Acquisitions, Divestitures and Other Arrangements to the condensed consolidated financial statements for further information.
Asset Impairment, Restructuring and Other Special Charges

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2024	2023	% Change	2024	2023	% Change
Asset impairment, restructuring and other special charges	$17	$16	6%	$143	$91	57%
Amounts recorded to asset impairment, restructuring and other special charges during the three months ended September 30, 2024, primarily reflected $15 million of asset impairments tied to the financial difficulties of our contract manufacturing supply partner, TriRx, the largest of which was a $12 million impairment of a contract asset related to a favorable supply agreement. Asset impairment, restructuring and other special charges for the nine

2024 Q3 Form 10-Q | 26

months ended September 30, 2024, also included a $53 million impairment charge related to the write-off of a pet health IPR&D asset, $45 million of costs associated with our restructuring plan announced in February 2024 and $17 million of transaction costs associated with the divestiture of our aqua business.
Amounts recorded during the three and nine months ended September 30, 2023, primarily represented costs associated with the implementation of new systems, programs and processes due to the integration of Bayer Animal Health. For additional information regarding our asset impairment, restructuring and other special charges, see Note 5. Asset Impairment, Restructuring and Other Special Charges to the condensed consolidated financial statements.
Gain on Divestiture

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2024	2023	% Change	2024	2023	% Change
Gain on divestiture	$(640)	$—	NM	$(640)	$—	NM
As discussed above, we recorded a pre-tax gain on the divestiture of our aqua business during the three months ended September 30, 2024, of $640 million. See Note 4. Acquisitions, Divestitures and Other Arrangements to the condensed consolidated financial statements for further information.
Goodwill Impairment

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2024	2023	% Change	2024	2023	% Change
Goodwill impairment	$—	$1,042	NM	$—	$1,042	NM
As previously disclosed, there was a sharp increase in long-term treasury rates during the third quarter of 2023, and as a result, we assessed our long-lived assets, including goodwill for impairment. Due principally to an increased discount rate assumption, which was driven by the sharp increase in long-term treasury rates, our quantitative goodwill impairment test resulted in a $1,042 million pre-tax impairment charge. See Note 11. Goodwill to the condensed consolidated financial statements for further information.
Interest Expense, Net of Capitalized Interest

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2024	2023	% Change	2024	2023	% Change
Interest expense, net of capitalized interest	$58	$72	(19)%	$189	$210	(10)%
Interest expense, net of capitalized interest decreased $14 million and $21 million, respectively, for the three and nine months ended September 30, 2024, as compared to the same periods in the prior year, primarily due to lower average outstanding debt balances given debt repayment activity in the current year (see Note 8. Debt to the condensed consolidated financial statements for further information). These decreases were partially offset by a $12 million non-cash charge during the three months ended September 30, 2024, related to the write-off of previously deferred financing costs given our early debt repayments.
Other expense, net

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2024	2023	% Change	2024	2023	% Change
Other expense, net	$1	$9	(89)%	$12	$41	(71)%
Other expense, net for the three and nine months ended September 30, 2024, primarily consisted of foreign currency exchange losses and mark-to-market adjustments. Other expense, net for the three months ended September 30, 2023 principally related to foreign currency exchange losses and an increase in the contingent consideration liability related to the NutriQuest acquisition. Other expense, net during the nine months ended September 30, 2023, also included a settlement provision of $15 million related to the Seresto class action lawsuits recorded during the second quarter of 2023 (see Note 13. Commitments and Contingencies to the condensed consolidated financial statements for further information).
Income tax expense (benefit)

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2024	2023	% Change	2024	2023	% Change
Income tax expense (benefit)	$195	$(1)	NM	$193	$22	NM
Effective tax rate	34.8%	0.2%		35.8%	(2.0)%

2024 Q3 Form 10-Q | 27

We recognized income tax expense of $195 million for the three months ended September 30, 2024, and an income tax benefit of $1 million for the three months ended September 30, 2023. Of the total income tax expense for the three months ended September 30, 2024, $171 million related to the income tax expense associated with the taxable gain on the divestiture of our aqua business. Our effective tax rate of 34.8% for the three months ended September 30, 2024, differed from the statutory income tax rate primarily due to the recognition of the gain on the divestiture of our aqua business, which exceeded the reported gain of $640 million primarily due to the derecognition of non-deductible goodwill. Our effective tax rate was also impacted by the jurisdictional earnings mix of projected income in higher tax jurisdictions and losses for which no tax benefit was recognized. Our effective tax rate of 0.2% for the three months ended September 30, 2023, differed from the statutory income tax rate primarily due to the recognition of the aforementioned $1,042 million goodwill impairment charge, which was non-deductible in most of the impacted jurisdictions.
We recognized income tax expense of $193 million and $22 million for the nine months ended September 30, 2024 and 2023, respectively. Our effective tax rate of 35.8% for the nine months ended September 30, 2024, differed from the statutory income tax rate primarily due to the income tax expense impact of the gain on divestiture, partially offset by the release of a valuation allowance attributable to the sale of our aqua business and the recognition of certain state tax credits. Our effective tax rate of (2.0)% for the nine months ended September 30, 2023, differed from the statutory income tax rates primarily due to the recognition of the $1,042 million goodwill impairment charge, which was non-deductible in most of the impacted jurisdictions.

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
We believe our primary sources of liquidity are sufficient to fund our short-term and long-term existing and planned capital requirements, which include working capital obligations, funding existing marketed and pipeline products, capital expenditures, business development in our targeted areas, short-term and long-term debt obligations, such as principal and interest payments, as well as interest rate swaps, operating lease payments, purchase obligations and costs associated with mergers, acquisitions, divestitures and business integrations and/or restructuring activities. As of September 30, 2024, we had cash and cash equivalents of $490 million and unused borrowing capacity on our Revolving Credit Facility of approximately $750 million. In addition, our Securitization Facility provides additional borrowing capacity in the event our borrowing capacity on this facility, which is correlated to our U.S. Net Eligible Receivables Balances, exceeds our outstanding borrowings on the facility. As of September 30, 2024, we had $93 million in undrawn borrowing capacity on our Securitization Facility. We also have the ability to access capital markets to obtain debt financing for longer-term funding, if required. Further, we believe we have sufficient cash flow and liquidity to remain in compliance with our debt covenants.
We made $1,587 million of term loan debt repayments during the nine months ended September 30, 2024, utilizing a majority of the proceeds from the sale of our aqua business as well as a portion of the proceeds from our new $350 million Incremental Term Facility due 2031 and available cash on hand. We also repaid $200 million during the nine months ended September 30, 2024, on our Revolving Credit Facility. Combined, these net repayments of $1,437 million have significantly reduced our leverage and anticipated future interest expense.
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

2024 Q3 Form 10-Q | 28

Cash Flows
The following table provides a summary of cash flows from operating, investing and financing activities for the nine months ended September 30, 2024 and 2023:

(in millions)
Net cash provided by (used for):	2024	2023	$ Change
Operating activities	$364	$114	$250
Investing activities	1,248	(134)	1,382
Financing activities	(1,460)	56	(1,516)
Effect of exchange-rate changes on cash and cash equivalents	(14)	(12)	(2)
Net increase in cash and cash equivalents	$138	$24	$114
Operating activities
Cash provided by operating activities was $364 million for the nine months ended September 30, 2024, compared to cash provided by operating activities of $114 million for the nine months ended September 30, 2023. The increase in cash provided by operating activities was driven by year-over-year improvements in changes in operating assets and liabilities.
Investing activities
Cash provided by investing activities was $1,248 million for the nine months ended September 30, 2024, compared to cash used for investing activities of $134 million for the nine months ended September 30, 2023. Cash provided by investing activities during the nine months ended September 30, 2024, was driven by the cash proceeds of $1,294 million from the sale of our aqua business in July 2024, and to a lesser extent, the collection of a $66 million receivable related to the previous divestiture of our Shawnee and Speke locations (see Note 4. Acquisitions, Divestitures and Other Arrangements to the condensed consolidated financial statements for additional information). These proceeds were partially offset by net purchases of property and equipment and software. Cash used for investing activities during the nine months ended September 30, 2023, primarily related to net purchases of property and equipment and software, $19 million paid for our acquisition of NutriQuest and $14 million for the purchase of intangible assets.
Financing activities
Cash used for financing activities was $1,460 million for the nine months ended September 30, 2024, compared to cash provided by financing activities of $56 million for the nine months ended September 30, 2023. Cash used for financing activities during the nine months ended September 30, 2024, included $1,587 million in gross repayments of term loan debt and net repayments on our Revolving Credit Facility of $200 million. These repayments were partially offset by proceeds of $350 million from the issuance of our Incremental Term Facility due 2031 in August 2024. Cash provided by financing activities of $56 million during the nine months ended September 30, 2023, primarily reflected net proceeds from our Revolving Credit Facility and Securitization Facility, largely offset by the repayment of indebtedness outstanding under our previously outstanding 4.272% Senior Notes due 2023.
Description of Indebtedness
For a complete description of our existing debt and available credit facilities as of September 30, 2024 and December 31, 2023, see Note 8. Debt within Item 8, “Financial Statements and Supplementary Data,” of Part II of our 2023 Form 10-K. New developments are discussed in Note 8. Debt of this Form 10-Q.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Certain of our accounting policies are considered critical because these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often requiring the use of estimates about the effects of matters that are inherently uncertain. Actual results that differ from our estimates could have an unfavorable effect on our financial position and results of operations. We apply estimation methodologies consistently from year to year. Such policies are summarized in Item 7, "Management's Discussion & Analysis of Results of Financial Condition and Results of Operations," of our 2023 Form 10-K. There were no significant changes or developments in the application of our critical accounting policies during the nine months ended September 30, 2024.

2024 Q3 Form 10-Q | 29

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
Additionally, we generally identify hyperinflationary markets as those markets whose cumulative inflation rate over a three-year period exceeds 100%. We have applied hyperinflationary accounting for our Argentina and Turkey subsidiaries since 2018 and 2022, respectively, and as a result, have changed their functional currencies to the U.S. dollar. During the nine months ended September 30, 2024, revenue in Argentina and Turkey each represented less than 1% of our consolidated revenue, and assets held in Argentina and Turkey as of September 30, 2024, each represented less than 1% of our consolidated assets.
In February 2024 our Board of Directors authorized a restructuring plan that, among other strategic decisions, has resulted in a change in how we operate in and sell into the Argentina market, which has reduced our foreign currency exposure with respect to the Argentine peso. In spite of this, and while the application of hyperinflationary accounting for our subsidiaries in Argentina and Turkey did not have a material impact on our business during the nine months ended September 30, 2024, we may in the future incur further currency devaluations, which could have a material adverse impact on our results of operations.
Interest Risk
At September 30, 2024, we held interest rate swap agreements with a notional value of $2,800 million that had the economic effect of modifying this amount of our variable-rate debt to fixed-rate. We also held forward-starting interest rate swap agreements with a combined notional amount of $850 million, which will become effective in 2026. When including variable-rate converted to fixed-rate through the use of interest rate swaps, as of September 30, 2024, approximately 81% of our long-term indebtedness bears interest at a fixed rate.

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
Our management, with the participation of Jeffrey N. Simmons, president and chief executive officer, and Todd S. Young, executive vice president and chief financial officer, evaluated our disclosure controls and procedures as of September 30, 2024, and concluded they were effective.
(b)Changes in Internal Controls. During the third quarter of 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

2024 Q3 Form 10-Q | 30

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
In order to sell our products, we must be able to produce and ship sufficient quantities to our customers. We own and operate 16 internal manufacturing sites across 9 countries and also employ a network of approximately 140 third-party CMOs. Many of our products involve complex manufacturing processes, are highly regulated and can rely on inputs that are sole sourced from certain manufacturing sites. Shifting or adding manufacturing capacity can be a lengthy process requiring significant capital expenditures, process modifications and regulatory approvals. Due to this, unplanned plant shutdowns, manufacturing or quality assurance difficulties, failure or refusal of a supplier or CMO to supply contracted quantities or difficulties in predicting or variability in demand for our products have caused, and may in the future cause, interruption or higher costs in the supply of certain products, product shortages or pauses or discontinuations of product sales in one or more markets. Further, minor deviations in our manufacturing or logistical processes, such as temperature excursions or improper package sealing, could result, and have in the past resulted in, delays, inventory shortages, unanticipated costs, product recalls, product liability and/or regulatory action. In addition, a number of factors could cause production interruptions, including:
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
For example, in September 2024 one of our contract manufacturing supply partners, TriRx Speke Ltd (TriRx Speke), entered into trading administration, a formal insolvency process in the U.K. designed to help companies facing severe financial challenges regain stability. Since this time we have been making up-front prepayments to support the operational costs of the site to minimize supply disruption, resulting in increased costs for us that we expect to continue for the foreseeable future. While we are not anticipating significant supply disruption throughout the remainder of 2024, we are currently exploring options with parties involved to maintain continued product supply.

2024 Q3 Form 10-Q | 31

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(none)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(none)

ITEM 4. MINE SAFETY DISCLOSURES

(none)

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

2024 Q3 Form 10-Q | 32

ITEM 6. EXHIBITS

The following exhibits are either filed or furnished herewith (as applicable) or, if so indicated, incorporated by reference to the documents indicated in parentheses, which have previously been filed or furnished with the SEC.

Exhibit Number	Description
10.1	Amendment No. 2, dated as of July 3, 2024, to the Credit Agreement, dated as of August 1, 2020, by and among Elanco Animal Health Incorporated, as borrower, Elanco US Inc., as co-borrower, the subsidiary loan parties party thereto, the lenders and issuing banks party thereto from time to time, Goldman Sachs Bank USA, as term facility agent, collateral agent, and security trustee, and JPMorgan Chase Bank, N.A., as revolving facility agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on July 3, 2024).
10.2	Incremental Assumption Agreement dated August 13, 2024, by and among Elanco Animal Health Incorporated, Elanco US Inc., the subsidiary loan parties party thereto, Farm Credit Mid-America, PCA, as incremental term lender, and Goldman Sachs Bank USA, as the term facility agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on August 13, 2024).
31.1	Section 302 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Section 302 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	Interactive Data Files (Inline XBRL).
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101).

2024 Q3 Form 10-Q | 33

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELANCO ANIMAL HEALTH INCORPORATED
(Registrant)

Date:	November 7, 2024	/s/ Jeffrey N. Simmons
Jeffrey N. Simmons
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2024	/s/ Todd S. Young
Todd S. Young
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

2024 Q3 Form 10-Q | 34