Form 10-Q
period 2025-03-31
Elanco Animal Health Inc
filed 2025-05-07
CIK 1739104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
Yes ☐ No ☒
The number of shares of common stock outstanding as of May 2, 2025 was 496,646,504.

ELANCO ANIMAL HEALTH INCORPORATED
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

2025 Q1 Form 10-Q | 1

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
•risks related to the use of artificial intelligence in our business;
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

2025 Q1 Form 10-Q | 2

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
See Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the United States (U.S.) Securities and Exchange Commission (SEC) (2024 Form 10-K), and Part II of this Form 10-Q, for a further description of these and other factors. Although we have attempted to identify important risk factors, there may be other risk factors not presently known to us or that we presently believe are not material that could cause actual results and developments to differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report. If any of these risks materialize, or if any of the above assumptions underlying forward-looking statements prove incorrect, actual results and developments may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report. We caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this quarterly report. Any forward-looking statement made by us in this quarterly report speaks only as of the date hereof. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or to revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

2025 Q1 Form 10-Q | 3

PART I

ITEM 1. FINANCIAL STATEMENTS

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except per-share data)

	Three Months Ended March 31,
	2025	2024
Revenue	$1,193	$1,205
Cost of sales	509	515
Gross profit	684	690
Research and development	94	87
Marketing, selling and administrative	341	337
Amortization of intangible assets	128	133
Asset impairment, restructuring and other special charges	9	46
Interest expense, net of capitalized interest	40	66
Other expense, net	12	9
Income before income taxes	60	12
Income tax benefit	(7)	(20)
Net income	$67	$32

Earnings per share:
Basic	$0.14	$0.06
Diluted	$0.13	$0.06
Weighted-average shares outstanding:
Basic	495.1	493.2
Diluted	499.1	496.0

See accompanying notes to condensed consolidated financial statements.

2025 Q1 Form 10-Q | 4

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three Months Ended March 31,
	2025	2024
Net income	$67	$32
Other comprehensive income (loss):
Cash flow hedges, net of taxes	(29)	32
Foreign currency translation, net of taxes	218	(227)
Defined benefit plans, net of taxes	(1)	(4)
Other comprehensive income (loss), net of taxes	188	(199)
Comprehensive income (loss)	$255	$(167)

See accompanying notes to condensed consolidated financial statements.

2025 Q1 Form 10-Q | 5

Elanco Animal Health Incorporated
Condensed Consolidated Balance Sheets
(in millions, except share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$487	$468
Accounts receivable, net	970	805
Other receivables	90	81
Inventories	1,592	1,574
Prepaid expenses and other	301	287
Total current assets	3,440	3,215
Noncurrent Assets
Property and equipment, net	1,047	993
Goodwill	4,508	4,414
Other intangibles, net	3,634	3,681
Other noncurrent assets	312	311
Total assets	$12,941	$12,614
Liabilities and Equity
Current Liabilities
Accounts payable	$330	$296
Sales rebates and discounts	319	332
Current portion of long-term debt	44	44
Other current liabilities	576	643
Total current liabilities	1,269	1,315
Noncurrent Liabilities
Long-term debt	4,351	4,277
Deferred taxes	481	449
Other noncurrent liabilities	487	477
Total liabilities	6,588	6,518
Commitments and Contingencies
Equity
Common stock, no par value, 5,000,000,000 shares authorized, 496,458,420 and 494,445,839 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	8,819	8,817
Accumulated deficit	(1,883)	(1,950)
Accumulated other comprehensive loss	(583)	(771)
Total equity	6,353	6,096
Total liabilities and equity	$12,941	$12,614

See accompanying notes to condensed consolidated financial statements.

2025 Q1 Form 10-Q | 6

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Equity (Unaudited)
(in millions)

	Common Stock				Accumulated Other Comprehensive Loss
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Cash Flow Hedges	Foreign Currency Translation	Defined Benefit Plans	Total	Total Equity
December 31, 2023	492.8	$—	$8,777	$(2,288)	$57	$(379)	$56	$(266)	$6,223
Net income	—	—	—	32	—	—	—	—	32
Other comprehensive (loss) income, net of tax	—	—	—	—	32	(227)	(4)	(199)	(199)
Stock-based compensation activity, net	1.2	—	—	—	—	—	—	—	—
March 31, 2024	494.0	$—	$8,777	$(2,256)	$89	$(606)	$52	$(465)	$6,056

December 31, 2024	494.4	$—	$8,817	$(1,950)	$37	$(866)	$58	$(771)	$6,096
Net income	—	—	—	67	—	—	—	—	67
Other comprehensive income (loss), net of tax	—	—	—	—	(29)	218	(1)	188	188
Stock-based compensation activity, net	2.1	—	2	—	—	—	—	—	2
March 31, 2025	496.5	$—	$8,819	$(1,883)	$8	$(648)	$57	$(583)	$6,353

See accompanying notes to condensed consolidated financial statements.

2025 Q1 Form 10-Q | 7

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net income	$67	$32
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	161	166
Stock-based compensation expense	15	11
Changes in operating assets and liabilities, net of acquisitions and divestitures	(237)	(177)
Other non-cash operating activities, net	(10)	(30)
Net Cash (Used for) Provided by Operating Activities	(4)	2
Cash Flows from Investing Activities
Net purchases of property and equipment and software	(65)	(24)
Proceeds from divestitures	9	66
Other investing activities, net	(2)	(5)
Net Cash (Used for) Provided by Investing Activities	(58)	37
Cash Flows from Financing Activities
Proceeds from Revolving Credit Facility	125	50
Repayments of Revolving Credit Facility	(125)	(50)
Proceeds from Securitization Facility	125	50
Repayments of Securitization Facility	(40)	(50)
Repayments of long-term borrowings	(13)	(13)
Other financing activities, net	(20)	(14)
Net Cash Provided by (Used for) Financing Activities	52	(27)
Effect of exchange rate changes on cash and cash equivalents	29	(19)
Net increase (decrease) in cash and cash equivalents	19	(7)
Cash and cash equivalents – beginning of period	468	352
Cash and cash equivalents – end of period	$487	$345

See accompanying notes to condensed consolidated financial statements.

2025 Q1 Form 10-Q | 8

Elanco Animal Health Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Tables present dollars and shares in millions, except per-share and per-unit data)
Note 1. Basis of Presentation and Summary of Significant Accounting Policies
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the SEC requirements for interim reporting. As permitted under those rules, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. (GAAP) have been condensed or omitted. The information included in this Form 10-Q should be read in conjunction with our consolidated financial statements and accompanying notes for the year ended December 31, 2024, included in our 2024 Form 10-K. The significant accounting policies set forth in Note 2 to the consolidated financial statements in our 2024 Form 10-K and the footnotes herein appropriately represent, in all material respects, the current status of our accounting policies.
In our opinion, the financial statements reflect all adjustments (including those that are normal and recurring) that are necessary for fair presentation of the results of operations for the periods shown. The preparation of financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates. In addition, results for interim periods should not be considered indicative of results for any other interim period or for the full year ending December 31, 2025, or any other future period.

Note 2. New Financial Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and usefulness of income tax disclosures by providing incremental and disaggregated income tax disclosures pertaining to the effective tax rate reconciliation and income taxes paid by jurisdiction. This standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The standard allows for prospective or retrospective application upon adoption. We are currently assessing the impact ASU 2023-09 will have on our consolidated financial statements, including our Income Taxes footnote disclosure.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed and disaggregated information about significant expense categories, such as purchases of inventory, employee compensation, depreciation and amortization and selling expenses. This standard, including related updates, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied either prospectively or retrospectively. We are currently assessing the impact ASU 2024-03 will have on our consolidated financial statements, including our footnote disclosures.

Note 3. Revenue
The following table summarizes the activity in our global sales rebates and discounts liability:

	Three Months Ended March 31,
	2025	2024
Beginning balance	$332	$367
Reduction of revenue	228	221
Payments	(245)	(266)
Foreign currency translation adjustments	4	(4)
Ending balance	$319	$318
Adjustments to revenue recognized due to changes in estimates for products shipped in previous periods were not material for either the three months ended March 31, 2025 or 2024. Actual global product returns were approximately 1% of net revenue for the three months ended March 31, 2025 and 2024.

2025 Q1 Form 10-Q | 9

Disaggregation of Revenue
The following table summarizes our revenue disaggregated by product category:

	Three Months Ended March 31,
	2025	2024
Pet Health	$635	$639
Farm Animal:
Cattle	272	244
Poultry	189	197
Swine	85	84
Aqua (1)	—	31
Total Farm Animal	546	556
Contract Manufacturing and Other (2)	12	10
Revenue	$1,193	$1,205
(1)On July 9, 2024, we sold our aqua business to a subsidiary of Merck Animal Health (see Note 4. Acquisitions, Divestitures and Other Arrangements for further details).
(2)Represents revenue from arrangements in which we manufacture products on behalf of a third party and royalty revenue.
The following table summarizes our revenue disaggregated by geographic area:

	Three Months Ended March 31,
	2025	2024
United States	$554	$531
International	639	674
Revenue	$1,193	$1,205
We have a single customer that accounted for approximately 12% and 9% of revenue for the three months ended March 31, 2025 and 2024, respectively. Product sales with this customer resulted in accounts receivable of $118 million and $90 million at March 31, 2025 and December 31, 2024, respectively.

Note 4. Acquisitions, Divestitures and Other Arrangements
Acquisitions
In 2021 and 2022, respectively, we sold manufacturing facilities in Shawnee, Kansas, and Speke, United Kingdom (U.K.) to TriRx Pharmaceuticals (TriRx), and entered into contract manufacturing supply agreements with TriRx. We received the final cash proceeds from our sale of these facilities of $66 million from TriRx, in addition to accrued interest, during the three months ended March 31, 2024.
In September 2024, TriRx Speke Ltd. (TriRx Speke), a subsidiary of TriRx, entered into trading administration, a formal insolvency process in the U.K., and we acquired the manufacturing facility in Speke, including its workforce and related assets in November 2024 for $36 million in order to minimize supply disruption for our impacted farm animal product lines. This transaction was accounted for as a business combination under the acquisition method of accounting. The following table summarizes the preliminary fair value amounts recognized for assets acquired as of the acquisition date (the accounting for this acquisition has not been finalized as of March 31, 2025):

Inventories	$20
Prepaid expenses and other	2
Property and equipment	14
Total consideration transferred	$36
Divestitures
New Zealand manufacturing facility: On February 27, 2025, we closed the sale of our manufacturing facility in Manukau, New Zealand, to a third party for cash proceeds of $9 million. Assets divested included property and equipment related to the facility and inventory. Additionally, approximately 50 individuals were transferred to the new owners as part of the divestiture. This transaction did not result in a material gain or loss on divestiture.
Aqua business: On July 9, 2024, we closed the sale of our aqua business to Intervet International B.V., a Dutch subsidiary of Merck Animal Health, for $1,294 million in cash, the vast majority of which was utilized to repay previously outstanding term loan debt. Our aqua business included products across both warm-water and cold-water species and generated revenues of $31 million during the three months ended March 31, 2024. Assets sold included inventories, real property and equipment, including our manufacturing sites in Canada and Vietnam, and

2025 Q1 Form 10-Q | 10

certain intellectual property, technology and other intangible assets, including marketed products. Additionally, approximately 280 commercial and manufacturing employees were transferred to Merck Animal Health as part of this divestiture. As of the disposal date, the carrying amounts of the following major assets were derecognized from our condensed consolidated balance sheet:

Inventories	$43
Goodwill	458
Other intangibles, net	51
Property and equipment, net	68
Other assets	14
Total assets	$634
Based on the aggregate carrying value of our aqua business and $20 million of costs to sell, we recorded a pre-tax gain on divestiture of $640 million in 2024. We also recognized income tax expense of approximately $170 million related to the taxable gain, a majority of which is payable in 2025.

Note 5. Asset Impairment, Restructuring and Other Special Charges
In recent years, we have incurred substantial costs associated with restructuring programs and cost-reduction initiatives designed to achieve a flexible and competitive cost structure. Restructuring activities have primarily included charges associated with business and facility rationalizations and workforce reductions. We have also incurred costs associated with executing acquisitions, divestitures and other significant transactions and related integration and/or separation activities. Components of asset impairment, restructuring and other special charges were as follows:

	Three Months Ended March 31,
	2025	2024
Restructuring charges (1)	$1	$39
Acquisition and divestiture-related charges (2)	—	7
Non-cash and other items (3)	8	—
Total expense	$9	$46
(1)Restructuring charges primarily related to cash-based severance costs associated with a restructuring program approved and announced in February 2024 intended to reallocate resources by shifting international resources from farm animal to pet health. This restructuring program also resulted in changes in how we operate in and sell into the Argentina market, among others.
(2)Acquisition and divestiture-related charges in 2024 consisted of transaction costs related to the divestiture of our aqua business (see Note 4. Acquisitions, Divestitures and Other Arrangements for further information).
(3)Other items in 2025 primarily related to upfront payments made in relation to new licensing arrangements.
The following table summarizes the activity in our reserves established in connection with restructuring activities:

Balance at December 31, 2024	$16
Charges	1
Cash paid	(6)
Balance at March 31, 2025	$11
Timing of when the restructuring reserve obligations are expected to be paid can vary due to certain country-specific negotiations and regulations. Of the total reserve, $9 million was included within other current liabilities on our condensed consolidated balance sheet at March 31, 2025, with the remainder included within other noncurrent liabilities.

Note 6. Inventories
Inventories consisted of the following:

	March 31, 2025	December 31, 2024
Finished products	$745	$754
Work in process	818	783
Raw materials and supplies	96	98
Total	1,659	1,635
Decrease to LIFO cost	(67)	(61)
Inventories	$1,592	$1,574

2025 Q1 Form 10-Q | 11

Note 7. Debt
Long-term debt consisted of the following:

	March 31, 2025	December 31, 2024
Term Loan B due 2027	$2,582	$2,593
Incremental Term Facility due 2028	369	370
Incremental Term Facility due 2029	186	187
Incremental Term Facility due 2031	348	349
Revolving Credit Facility (1)	—	—
Securitization Facility (2)	185	100
4.900% Senior Notes due 2028 (3)	750	750
Unamortized debt issuance costs	(25)	(28)
	4,395	4,321
Less current portion of long-term debt	44	44
Total long-term debt	$4,351	$4,277
(1)Our Revolving Credit Facility provides up to $750 million in borrowing capacity and bears interest at Term SOFR plus a spread dependent on our Net Total Leverage Ratio, as defined within the agreement, which was 1.60% at March 31, 2025. During the three months ended March 31, 2025, we drew $125 million on our Revolving Credit Facility to fund working capital needs, which we subsequently repaid with the proceeds from a draw on our Securitization Facility.
(2)Our Securitization Facility is secured and collateralized by our U.S. Net Eligible Receivables Balance, bears interest at Term SOFR plus 1.25% and matures in July 2026. Our borrowing capacity under our Securitization Facility is subject to monthly fluctuation based on the level of our borrowing base as reported to the lender. During the three months ended March 31, 2025, we drew $125 million on our Securitization Facility, primarily to repay the outstanding balance on our Revolving Credit Facility (see above), with subsequent repayments totaling $40 million prior to March 31, 2025.
(3)Subsequent to issuance in August 2018, our 4.900% Senior Notes due 2028 have been subject to interest rate increases related to credit rating agency downgrades. As of March 31, 2025, these notes bear interest at a rate of 6.650%.
As of March 31, 2025, approximately 80% of our long-term indebtedness bore interest at a fixed rate, including variable-rate debt converted to fixed-rate through the use of interest rate swaps (see Note 8. Financial Instruments for additional information). We were in compliance with all of our debt covenants as of March 31, 2025.

Note 8. Financial Instruments
To manage our exposure to market risks, such as changes in foreign currency exchange rates and variable interest rates, we have entered into various derivative transactions. Derivative cash flows are principally classified in the operating activities section of our condensed consolidated statements of cash flows, consistent with the underlying hedged item. Further, we do not offset derivative assets and liabilities on our condensed consolidated balance sheets. Our outstanding positions are discussed below.
Derivatives Not Designated as Hedges
We may enter into foreign currency exchange forward or option contracts to reduce the effects of fluctuating foreign currency exchange rates. As of March 31, 2025 and December 31, 2024, we had outstanding foreign currency exchange contracts with aggregate notional amounts of $867 million and $1,016 million, respectively. The amounts of net gains (losses) on derivative instruments not designated as hedging instruments, recorded in other expense, net for the three months ended March 31, were as follows:

	2025	2024
Foreign exchange forward contracts (1)	$15	$(9)
(1)These amounts were substantially offset in other expense, net by the effect of changing exchange rates on the underlying foreign currency exposures.
Derivatives Designated as Hedges – Net investment hedges
At December 31, 2024, we had a series of cross-currency fixed interest rate swaps to help mitigate the impact of foreign currency fluctuations on our operations in Switzerland with a combined 1,000 million CHF notional amount with tenors in 2026 and 2027. In January 2025, we took advantage of market opportunities to restructure our net investment hedges, paying $10 million to settle these instruments early while also collecting $5 million of accrued interest. We simultaneously entered into new cross-currency fixed interest rate swaps with the same 1,000 million CHF notional amounts and covering the same tenors. These instruments were determined to be, and were designated as, effective economic hedges of net investments in our CHF denominated net assets.

2025 Q1 Form 10-Q | 12

The amount of (losses) gains on net investment hedges, net of tax, recorded in accumulated other comprehensive loss for the three months ended March 31, were as follows:

	2025	2024
Cross-currency fixed interest rate swaps	$(24)	$62
During the three months ended March 31, 2025 and 2024, these instruments also generated $11 million and $8 million of interest income, respectively, which was included as a contra interest expense, net of capitalized interest in our condensed consolidated statements of operations.
Derivatives Designated as Hedges – Interest rate swaps
We had outstanding interest rate swaps with aggregate notional amounts of $2,800 million as of both March 31, 2025 and December 31, 2024, which have scheduled maturities in 2026. As of March 31, 2025 and December 31, 2024, we also had forward-starting interest rate swap agreements with a combined notional amount of $850 million, which will become effective on August 1, 2026, and mature in line with the applicable Incremental Term Facility maturities, which range between 2028 and 2031.
The amounts of (losses) gains on interest rate swap contracts, net of tax, recorded in accumulated other comprehensive loss for the three months ended March 31, were as follows:

	2025	2024
Interest rate swaps	$(16)	$63
The amounts of gains reclassified out of accumulated other comprehensive loss and recognized into earnings through interest expense, net of capitalized interest for the three months ended March 31, were as follows:

	2025	2024
Interest rate swaps	$13	$31
Over the next 12 months, we expect to reclassify a gain of $9 million out of accumulated other comprehensive loss and into interest expense, net of capitalized interest related to our interest rate swaps.
As of March 31, 2025, when factoring in the impact from our interest rate swaps, the weighted-average effective interest rate on our outstanding indebtedness was 6.21% (excluding the expected future reclassifications to interest expense, net of capitalized interest related to past interest rate swap settlements).

Note 9. Fair Value
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
The following table summarizes the fair value information at March 31, 2025 and December 31, 2024, for assets and liabilities measured at fair value on a recurring basis in the respective balance sheet line items, as well as long-term debt, for which fair value is disclosed on a recurring basis:

2025 Q1 Form 10-Q | 13

		Fair Value Measurements Using
Financial statement line item	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2025
Recurring fair value measurements
Prepaid expenses and other - derivative instruments	$3	$—	$3	$—	$3
Other current liabilities - derivative instruments	(2)	—	(2)	—	(2)
Other current liabilities - contingent consideration	(25)	—	—	(25)	(25)
Other noncurrent liabilities - derivative instruments	(47)	—	(47)	—	(47)
Other noncurrent liabilities - contingent consideration	(6)	—	—	(6)	(6)
Financial instruments not carried at fair value
Long-term debt, including current portion	(4,420)	—	(4,427)	—	(4,427)

December 31, 2024
Recurring fair value measurements
Prepaid expenses and other - derivative instruments	$32	$—	$32	$—	$32
Other current liabilities - derivative instruments	(54)	—	(54)	—	(54)
Other current liabilities - contingent consideration	(21)	—	—	(21)	(21)
Other noncurrent liabilities - derivative instruments	(18)	—	(18)	—	(18)
Other noncurrent liabilities - contingent consideration	(16)	—	—	(16)	(16)
Financial instruments not carried at fair value
Long-term debt, including current portion	(4,349)	—	(4,362)	—	(4,362)
Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities at the time of purchase of three months or less. The carrying values of cash and cash equivalents, accounts and other receivables, accounts payable and other current liabilities are reasonable estimates of their fair values due to the short-term nature of these assets and liabilities.
Contingent consideration liabilities presented in both periods relate to our past acquisitions of NutriQuest, LLC and NutriQuest Nutricao Animal Ltda. Contingent consideration for these acquisitions remains payable to the extent certain specific development, sales and geographic milestones are achieved, as outlined in the asset purchase agreements. The fair values of these liabilities were estimated using a Monte Carlo simulation model, consisting of inputs not observable in the market, including estimates relating to revenue forecasts, discount rates and volatility. We also had investments without readily determinable fair values which were classified as other noncurrent assets on our condensed consolidated balance sheets totaling $15 million and $17 million as of March 31, 2025 and December 31, 2024, respectively. These investments are not recorded at fair value on a recurring basis, and as such, are not included in the fair value table above.

Note 10. Income Taxes

	Three Months Ended March 31,
	2025	2024
Income tax benefit	$(7)	$(20)
Effective tax rate	(12.2)%	(182.2)%
For the three months ended March 31, 2025 and 2024, we recognized income tax benefits of $7 million and $20 million, respectively. Our effective tax rate for the three months ended March 31, 2025, of (12.2)% differed from the statutory income tax rate primarily due to the tax impact from the jurisdictional mix of projected income and losses in non-U.S. jurisdictions and the utilization of net operating losses and a valuation allowance release in the U.S. Our effective tax rate of (182.2)% for the three months ended March 31, 2024, differed from the statutory

2025 Q1 Form 10-Q | 14

income tax rate primarily due to the partial release of a valuation allowance attributable to the anticipated sale of our aqua business, which closed on July 9, 2024, and a benefit related to the recognition of certain state tax credits.
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

Note 11. Commitments and Contingencies
Legal Matters
We are party to various legal actions that oftentimes arise in the normal course of business. The most significant matters are described below. Under GAAP, loss contingency provisions are recorded when we deem it probable that we will incur a loss and we are able to formulate a reasonable estimate of that loss. For the legal matters discussed below, we either believe loss is not probable or are unable to reasonably estimate the possible loss or range of loss, if any. The process of resolving these matters is inherently uncertain and may develop over an extended period of time; therefore, at this time, the ultimate resolutions cannot be predicted. As of March 31, 2025 and December 31, 2024, we had no material liabilities established related to the legal matters discussed below.
On October 7, 2024, a putative securities class action lawsuit captioned Joseph Barpar v. Elanco Animal Health Inc., et al. (Barpar) was filed in the U.S. District Court for the District of Maryland against Elanco and two of its executives. Barpar alleged claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the Act), and specifically alleged that Elanco and the two executives made materially false and/or misleading statements and/or failed to disclose certain facts about the safety of and labeling for our Zenrelia® product, as well as the approval and launch timelines for Zenrelia and our Credelio Quattro™ product. The plaintiff purported to represent purchasers of Elanco securities between November 7, 2023 and June 26, 2024. On March 21, 2025, plaintiff filed an amended complaint that extended the time period for which the plaintiff purported to represent purchasers of Elanco securities to between May 9, 2023 and June 26, 2024. The amended complaint also removed allegations concerning the approval and launch timelines for our Credelio Quattro product. On November 1, 2024, a shareholder derivative action captioned Lawrence Hollin v. Lawrence E. Kurzius, et al. (Hollin) was filed in the U.S. District Court for the District of Maryland against current members of Elanco's Board of Directors and senior management, alleging claims under Sections 10(b) and 20(a) of the Act and state law claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment and waste of corporate assets, based on allegations substantially similar to the allegations in the putative class action complaint in Barpar. On March 11, 2025, a shareholder derivative action captioned James Habermehl v. Jeffrey N. Simmons, et al. was filed in Hancock County Circuit Court of Indiana, against the same parties named in Hollin, alleging claims under Indiana state law for breach of fiduciary duty and unjust enrichment, based on allegations substantially similar to the allegations in the putative class action complaint in Barpar. On April 28, 2025, a shareholder derivative action captioned Christopher Dougherty v. Elanco Animal Health, Inc., et al. (Dougherty), was filed in the District of Maryland, naming certain Elanco executives and 13 Elanco Board members as defendants. Dougherty alleges the defendants engaged in conspiratorial and individually culpable conduct based on materially false or misleading statements and omissions alleged in, referenced or related to, in large part, the putative class action complaint in Barpar, as well as breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and as to the certain executives, contribution under Section 15, U.S.C. § 78j(b) and Section 21D of the Act. We are vigorously defending our positions in connection with each of these actions.
On May 20, 2020, a shareholder class action lawsuit captioned Hunter v. Elanco Animal Health Inc., et al. (Hunter) was filed in the U.S. District Court for the Southern District of Indiana against Elanco and certain executives. On September 3, 2020, the court appointed a lead plaintiff, and on November 9, 2020, the lead plaintiff filed an amended complaint adding additional claims against Elanco, certain executives and other individuals. The lawsuit alleged, in part, that Elanco and certain of its executives made materially false and/or misleading statements and/or failed to disclose certain facts about Elanco’s supply chain, inventory, revenue and projections. The lawsuit sought unspecified monetary damages and purports to represent purchasers of Elanco securities between September 30, 2018 and May 6, 2020, and purchasers of Elanco common stock issued in connection with Elanco's acquisition of Aratana Therapeutics, Inc. On January 13, 2021, we filed a motion to dismiss, and on August 17, 2022, the Court issued an order granting our motion to dismiss the case without prejudice. On October 14, 2022, the plaintiffs filed a motion for leave to amend the complaint. On December 7, 2022, we filed an opposition to the plaintiffs' motion, and on September 27, 2023, the court denied the plaintiffs' motion for leave, issuing final judgment in favor of Elanco. On October 25, 2023, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit. We intend to continue to vigorously defend our position.

2025 Q1 Form 10-Q | 15

On October 16, 2020, a shareholder class action lawsuit captioned Safron Capital Corporation v. Elanco Animal Health Inc., et al. was filed in the Marion Superior Court of Indiana against Elanco, certain executives and other individuals and entities. On December 23, 2020, the plaintiffs filed an amended complaint adding an additional plaintiff. The lawsuit alleges, in part, that Elanco and certain of its executives made materially false and/or misleading statements and/or failed to disclose certain facts about Elanco’s relationships with third-party distributors and revenue attributable to those distributors within the registration statement on Form S-3 dated January 21, 2020, and accompanying prospectus filed in connection with Elanco’s public offering which closed on or about January 27, 2020. The lawsuit seeks unspecified monetary damages and purports to represent purchasers of Elanco common stock or tangible equity units issued in connection with the public offering. From February 2021 to August 2022, this case was stayed in deference to Hunter. On October 24, 2022, we filed a motion to dismiss. On December 23, 2022, the plaintiffs filed their opposition to the motion to dismiss. Prior to the ruling on the motion to dismiss, on June 8, 2023, the plaintiffs filed a motion for leave to file a second amended complaint, which is now the operative complaint. We filed a motion to dismiss the second amended complaint on August 7, 2023, to which the plaintiffs filed their opposition on October 13, 2023. On April 17, 2024, our motion to dismiss was granted. On or about October 4, 2024, the plaintiffs appealed the dismissal to the Indiana Court of Appeals. Subsequently, on or about March 20, 2025, the plaintiffs' motion for oral argument was denied. We intend to continue to vigorously defend our position.
In the third quarter of 2019, Tevra Brands, LLC (Tevra) filed a complaint in the U.S. District Court of the Northern District of California, alleging that Bayer Animal Health (acquired by us in August 2020) had been involved in unlawful, exclusive dealing and tying of its flea and tick products Advantage, Advantix and Seresto™ and maintained a monopoly in the market. The complaint was amended in March 2020 and then dismissed in September 2020 with leave to amend. A second amended complaint was filed in March 2021 and realleged claims of unlawful exclusive dealing related to Advantage and Advantix and monopoly maintenance. A motion to dismiss the second amended complaint was denied in January 2022. Tevra’s demands included both actual and treble damages. On April 16, 2024, the court granted our motion for summary judgment to exclude all damages subsequent to our acquisition of Bayer Animal Health in August 2020. A jury trial was held in July 2024, and on August 1, 2024, the jury returned a verdict in favor of Bayer Animal Health. In January 2025, Tevra's motion for a new trial was denied, and in February 2025, Tevra filed its notice of appeal. Following the initial Tevra trial, three additional matters have been filed against us, both in the Northern District of California and in the Southern District of Indiana, most recently in January 2025: Tracy Spradlin v. Elanco Animal Health, Inc. (Spradlin), Tevra Brands, LLC v. Elanco Animal Health, Inc. (Tevra v. Elanco), and Susan Kraus-Silfen v. Elanco Animal Health, Inc. et. al. (Kraus-Silfen). While there are substantive and statutory differences, the allegations underpinning these matters are similar in some respects to the initial Tevra matter including, but not limited to, the family of pet health products and sales tactics and agreements alleged to drive a monopoly within the market. Spradlin and Kraus-Silfen are putative class actions, and all three of these additional matters seek injunctive relief and an unspecified amount of monetary relief. On March 31, 2025, our motion to dismiss Tevra v. Elanco was granted by the court without prejudice to plaintiff's right to file an amended claim. We are vigorously defending against the claims made in these matters.
Other Commitments
As of March 31, 2025, we had a lease commitment that has not yet commenced for our new corporate headquarters in Indianapolis, Indiana. Total minimum lease payments are estimated to be approximately $378 million over a term of 25 years, excluding extensions. Final lease payments may vary depending on the actual cost of certain construction activities. Lease commencement is expected in 2025.
The land for our new corporate headquarters is located in a Tax Increment Finance District, and the project is, in part, funded through Tax Incremental Financing (TIF) through an incentive agreement between the City of Indianapolis and us. The agreement provides for an estimated total incentive of $64 million to be funded by the City of Indianapolis in connection with the future tax increment revenue generated from the developed property. In December 2021, as part of a funding and development agreement entered into between the developer and us, we made a commitment to use the expected TIF proceeds towards the cost of developing and constructing the headquarters. In exchange, the developer reimbursed us up to the $64 million commitment in 2021. During 2022, we refunded approximately $15 million of the TIF proceeds to the developer. As a result, it is our expectation that our future lease payments will be reduced. The remaining accrued incentive was principally included in other noncurrent liabilities on our condensed consolidated balance sheets and will be amortized over the period we expect to benefit from the use of the new headquarters.

Note 12. Earnings Per Share
We compute basic earnings per share by dividing net income by the weighted-average number of common shares outstanding for the reporting period. Elanco has variable common stock equivalents relating to certain equity awards in stock-based compensation arrangements. Diluted earnings per share reflects the potential dilution that could have occurred if holders of the unvested equity awards converted their holdings into common stock. The weighted-average number of potentially dilutive shares outstanding was calculated using the treasury stock method. Potential

2025 Q1 Form 10-Q | 16

common shares that would have had the effect of increasing diluted earnings per share were considered to be anti-dilutive and as such, these shares were not included in the calculation of diluted earnings per share.
Basic and diluted weighted-average shares outstanding were as follows:

	Three Months Ended March 31,
	2025	2024
Basic weighted-average common shares outstanding	495.1	493.2
Assumed conversion of dilutive common stock equivalents (1)	4.0	2.8
Diluted weighted-average shares outstanding	499.1	496.0
(1)For the three months ended March 31, 2025 and 2024, approximately 3.7 million and 0.8 million, respectively, of potential common shares were excluded from the calculation of diluted weighted-average shares outstanding because their effect was anti-dilutive.

Note 13. Business Segment Information
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
Significant expenses are amounts that are regularly provided to our CEO and included in consolidated net income (loss), our primary measure of our single segment’s profit or loss. Our CEO regularly reviews reported consolidated revenues, gross profit, and other significant expenses and consolidated net income (loss), in addition to forecasted revenues, significant expenses and net income (loss) amounts for future periods. A summary of our consolidated net income for the three months ended March 31, 2025 and 2024 is as follows, including the significant expenses provided to and regularly reviewed by our CEO, as well as other expenses, which are included in consolidated net income, but are not regularly provided to and/or reviewed by our CEO:

	2025	2024
Revenue	$1,193	$1,205
Cost of sales	509	515
Gross profit	684	690

Other significant segment expenses:
Research and development	94	87
Marketing and selling	225	210
General and administrative	116	127
Interest expense, net of capitalized interest	40	66
Other expense, net	12	9
Income tax benefit	(7)	(20)
Total other significant segment expenses	480	479
Other expenses (1)	137	179
Net income	$67	$32
(1)Other expenses include amortization of intangible assets and asset impairment, restructuring and other special charges.
Depreciation expense related to property and equipment and amortization expense related to software for the three months ended March 31, 2025 and 2024, were as follows:

	2025	2024
Depreciation expense	$24	$22
Amortization of software	9	10

2025 Q1 Form 10-Q | 17

Given our single reporting segment structure, we manage our assets on a total company basis. Cash paid for acquisitions, intangible assets and property and equipment and software, and cash proceeds from divestitures, are all summarized in the Investing Activities section of our condensed consolidated statements of cash flows.

Note 14. Subsequent Event
Sale of Future Royalties and Milestones
In May 2025, we executed a Purchase and Sale Agreement (PSA) with funds affiliated with Blackstone Life Sciences and Blackstone Credit & Insurance (collectively, Blackstone). Pursuant to the PSA, we received a payment of $295 million from Blackstone for the rights to the proceeds from (a) the future royalties we are owed from net sales in the U.S. of XDEMVY® (lotilaner ophthalmic solution) 0.25%, a medical treatment for Demodex blepharitis in humans, by Tarsus Pharmaceuticals, Inc. (Tarsus) and (b) certain sales milestones we are owed based on global net sales of XDEMVY, both of which are pursuant to the terms of a previously executed license agreement with Tarsus. The PSA applies to net sales of XDEMVY in the U.S. from April 1, 2025 through August 24, 2033. We retain the rights to all royalty payments on net sales outside the U.S., and ownership of any royalties due on U.S. net sales after August 24, 2033, will remain with us. We also retain the rights to any future royalties or milestones earned due to the future expansion of lotilaner in other human health applications.
Under GAAP, the $295 million proceeds, net of estimated costs of $5 million, will be recorded as a liability for the sale of future revenue on our consolidated balance sheets. The transaction costs will be amortized to interest expense over the life of the arrangement. Under the terms of the PSA, we will be liable to pay Blackstone any qualifying royalties and milestones received from Tarsus. We will continue to recognize the future U.S. royalty revenues and milestone payments in our consolidated statements of operations, while incurring imputed interest expense associated with this liability. As royalty payments are earned by us and remitted to Blackstone, the balance of the liability will be reduced to the extent the payments remitted to Blackstone exceed the imputed interest expense for the period.

2025 Q1 Form 10-Q | 18

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
Management’s discussion and analysis of financial condition and results of operations (MD&A) is intended to assist the reader in understanding and assessing significant changes and trends related to our results of operation and financial position. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying footnotes in Item 1 of Part I of this Form 10-Q. Certain statements in this Item 2 of Part I of this Form 10-Q constitute forward-looking statements. Various risks and uncertainties, including, but not limited to those discussed in “Forward-Looking Statements” of this Form 10-Q, in Item 1A, “Risk Factors” of Part II of this Form 10-Q and in Item 1A, “Risk Factors” of Part I of our 2024 Form 10-K, may cause our actual results, financial position and cash flows to differ materially from these forward-looking statements.
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
Our diverse product portfolio of approximately 200 brands helps make us a trusted partner to pet owners, veterinarians and farm animal producers. Our products are generally sold worldwide to third-party distributors and independent retailers and directly to farm animal producers and veterinarians. Our omnichannel presence extends to both the veterinary clinic and retail markets, including e-commerce.
Product Development and Regulatory Update
A key element of our targeted value creation strategy is to drive revenue growth through portfolio development and product innovation. We continue to pursue the development of new chemical and biological molecules, as well as additional registrations and indications for current products. Our future growth and success depend on both our pipeline of new products, including new products we develop internally, develop with partners or that we obtain through licenses or acquisitions, and the life cycle management of our existing products. We believe we are an industry leader in animal health R&D, with a track record of successful product innovation, business development and commercialization. New product development, regulatory and product launch highlights throughout 2024 and 2025 include the following:
Bovaer: In May 2024, the U.S. Food & Drug Administration (FDA) completed its comprehensive, multi-year review of Bovaer® (3-NOP), a first-in-class methane-reducing feed ingredient for use in lactating dairy cattle. Producers began feeding the product to cattle in the U.S. during the third quarter of 2024.
Zenrelia: We received final FDA approval for Zenrelia®, a JAK inhibitor targeting control of pruritus and atopic dermatitis in dogs, in September 2024. We launched Zenrelia shortly after final approval and have also received approval for Zenrelia in Brazil, Canada and Japan. Additional reviews are ongoing in other key markets, including Europe, the U.K. and Australia.
Credelio Quattro: In October 2024, we received final approval from the FDA for Credelio Quattro™, a monthly chewable tablet for dogs that protects against fleas, ticks, heartworms, roundworms, hookworms and three different species of tapeworms. Credelio Quattro was launched, with the first commercial sale occurring in January 2025.
Experior: In October 2024, we received multiple combination clearance approvals from the FDA for Experior® to be used in combination with other farm animal products, allowing for broader use in heifers, which represent nearly 40% of the fed cattle population in the U.S.
AdTab: In April 2025, AdTab™, a chewable flea and tick treatment for dogs and cats, was approved and launched in the U.K.
Other Key Trends and Factors Affecting Our Results of Operations
Trade Environment and Other U.S. Government Initiatives: Recent changes to U.S. trade policy have resulted in new or higher tariffs on goods imported from numerous countries, and some countries have imposed retaliatory tariffs on imports from the U.S. As disclosed in Item 1A, "Risk Factors – Tariffs, trade protection measures or other modifications of foreign trade policy may harm us or our customers", of our 2024 Form 10-K, our business is subject

2025 Q1 Form 10-Q | 19

to risks related to, among other factors, tariffs, trade and monetary policies and economic conditions and events. While pharmaceutical products are largely exempt from the recently imposed U.S. tariffs, it remains uncertain if this will continue to be the case. Additionally, pharmaceutical products are not exempt from all tariffs recently imposed outside of the U.S. The effects of these new and increased tariffs did not have a material impact on our results of operations for three months ended March 31, 2025; however, we continue to monitor the trade policies in the countries in which we operate and/or import products from closely and are taking actions, where possible, to mitigate the impact on our business.
Further, the U.S. presidential administration has sought to implement significant changes to the size and scope of the federal government, including the reduction of the federal government workforce, changes in budgetary priorities and other cost reduction measures. Included in these changes were a freeze in certain government incentives focused on the adoption of new products for the sole purpose of sustainability. As disclosed in Item 1A, "Risk Factors – If the acceptance and/or adoption of our farm animal sustainability initiatives do not continue, our future results may be materially impacted", of our 2024 Form 10-K, we have made significant progress in recent years in gaining acceptance of farm animal sustainability products. However, the expanded use of certain of our farm animal sustainability products may be negatively impacted in the absence of government incentives focused on such adoption, perhaps materially so. We continue to monitor the impact these changes may have on the adoption of certain of our farm animal sustainability products, although the potential impact to us remains uncertain.
Aqua Business Divestiture: On July 9, 2024, we closed the sale of our aqua business to a subsidiary of Merck Animal Health, for $1,294 million in cash proceeds, which was paid at closing. Assets sold included inventories, real property and equipment, including our manufacturing sites in Canada and Vietnam, and certain intellectual property, technology and other intangible assets, including marketed products. Along with these assets, approximately 280 commercial and manufacturing employees were transferred to Merck Animal Health as part of this divestiture. We recorded a pre-tax gain on divestiture of $640 million during the third quarter of 2024. Income tax expense associated with this gain on divestiture was $170 million, a majority of which is payable in 2025. See Note 4. Acquisitions, Divestitures and Other Arrangements to the condensed consolidated financial statements for further information.
Acquisition and Integration: In November 2024, we acquired a manufacturing facility in Speke, U.K., including its workforce and related assets such as inventory and property and equipment, from a former contract manufacturing supply partner, TriRx Speke Ltd. (TriRx Speke), for $36 million.
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

	Three Months Ended March 31,
(Dollars in millions)	2025	2024	% Change
Revenue	$1,193	$1,205	(1)%
Cost of sales	509	515	(1)%
Gross profit	684	690	(1)%
Research and development	94	87	8%
Marketing, selling and administrative	341	337	1%
Amortization of intangible assets	128	133	(4)%
Asset impairment, restructuring and other special charges	9	46	(80)%
Interest expense, net of capitalized interest	40	66	(39)%
Other expense, net	12	9	33%
Income before income taxes	60	12	400%
Income tax benefit	(7)	(20)	(65)%
Net income	$67	$32	109%
Certain amounts and percentages may reflect rounding adjustments.

2025 Q1 Form 10-Q | 20

Revenue
Our products are sold in more than 90 countries, and as a result, a significant portion of our revenue is recorded in currencies other than the U.S. Dollar. Because of this, our revenue is influenced by changes in foreign currency exchange rates. During each of the three months ended March 31, 2025 and 2024, approximately 52% of our revenue was denominated in foreign currencies.
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
Our revenue by product category for the three months ended March 31, 2025 and 2024, was as follows:

	Revenue		% of Total Revenue
(Dollars in millions)	2025	2024	2025	2024	$ Change	% Change
Pet Health	$635	$639	53%	53%	$(4)	(1)%
Farm Animal	546	556	46%	46%	(10)	(2)%
Contract Manufacturing and Other (1)	12	10	1%	1%	2	20%
Total	$1,193	$1,205	100%	100%	$(12)	(1)%
Note: Numbers may not add due to rounding.
(1)Represents revenue from arrangements in which we manufacture products on behalf of a third party and royalty revenue.
The effects of price, foreign currency exchange rates, volume and the impact of the prior year divestiture of our aqua business on changes in revenue for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, were as follows:

(Dollars in millions)	Revenue	Price	FX Rate	Volume	Divestiture	Total
Pet Health	$635	2%	(2)%	(1)%	—%	(1)%
Farm Animal	546	3%	(3)%	4%	(6)%	(2)%
Contract Manufacturing and Other	12					20%
Total	$1,193	2%	(2)%	2%	(3)%	(1)%
Pet health revenue decreased $4 million, or 1%, for the three months ended March 31, 2025, compared to the same period in 2024, driven by the negative impacts from foreign currency exchange rate movements and lower volumes, partially offset by a 2% increase in pricing. Contributing to the lower volumes were the impact of an initial stocking of certain legacy Bayer Animal Health products into the U.S. distribution channel in the prior year that did not repeat in the current year, a challenging U.S. retail environment during the first quarter of 2025 and decreased vaccine sales in the U.S. compared to the three months ended March 31, 2024. These decreases were largely offset by increased revenue from new products and strong demand for parasiticide products in Europe.
Farm animal revenue decreased $10 million, or 2%, for the three months ended March 31, 2025, compared to the same period in 2024, driven by the divestiture of our aqua business on July 9, 2024, and the negative impacts from foreign currency exchange rate movements. Partially offsetting these declines were a 4% increase in volumes, largely driven by strength in U.S. cattle, led by Experior, and a 3% increase in pricing.
Gross Profit

	Three Months Ended March 31,
(Dollars in millions)	2025	2024	% Change
Gross profit	$684	$690	(1)%
Gross profit %	57%	57%
Gross profit decreased $6 million for the three months ended March 31, 2025, while gross profit as a percentage of total revenue was flat at 57% compared to the three months ended March 31, 2024. The decrease in gross profit was impacted by the sale of our aqua business in July 2024. The favorable impacts to gross profit as a percentage of revenue from increased pricing, favorable manufacturing performance and product mix were offset by the impacts of inflation and foreign currency exchange rate movements.

2025 Q1 Form 10-Q | 21

Research and Development

	Three Months Ended March 31,
(Dollars in millions)	2025	2024	% Change
Research and development	$94	$87	8%
% of revenue	8%	7%
Research and development expenses increased $7 million for the three months ended March 31, 2025, as compared to the same period in the prior year, primarily driven by higher employee-related expenses and project costs.
Marketing, Selling and Administrative

	Three Months Ended March 31,
(Dollars in millions)	2025	2024	% Change
Marketing, selling and administrative	$341	$337	1%
% of revenue	29%	28%
Marketing, selling and administrative expenses increased $4 million for the three months ended March 31, 2025, as compared to the same period in the prior year. The increase for the three months ended March 31, 2025, was primarily driven by higher employee related expenses and investments supporting our U.S. pet health business. These increases were partially offset by cost savings associated with the restructuring plan that was initiated in the first quarter of 2024.
Amortization of Intangible Assets

	Three Months Ended March 31,
(Dollars in millions)	2025	2024	% Change
Amortization of intangible assets	$128	$133	(4)%
Amortization of intangible assets decreased $5 million, for the three months ended March 31, 2025, as compared to the same period in the prior year, primarily driven by changes in foreign currency exchange rates.
Asset Impairment, Restructuring and Other Special Charges

	Three Months Ended March 31,
(Dollars in millions)	2025	2024	% Change
Asset impairment, restructuring and other special charges	$9	$46	(80)%
Amounts recorded during the three months ended March 31, 2025, primarily consisted of upfront payments made in relation to new licensing arrangements. Amounts recorded during the three months ended March 31, 2024, consisted of $39 million of restructuring costs associated with the restructuring plan announced in February 2024 and $7 million of divestiture-related charges preceding the July 2024 divestiture of our aqua business.
Interest Expense, Net of Capitalized Interest

	Three Months Ended March 31,
(Dollars in millions)	2025	2024	% Change
Interest expense, net of capitalized interest	$40	$66	(39)%
Interest expense, net of capitalized interest decreased $26 million for the three months ended March 31, 2025, as compared to the same period in the prior year, primarily due to lower average outstanding debt balances.
Other expense, net

	Three Months Ended March 31,
(Dollars in millions)	2025	2024	% Change
Other expense, net	$12	$9	33%
Other expense, net for the three months ended March 31, 2025 and 2024, primarily consisted of foreign currency exchange losses.
Income tax benefit

	Three Months Ended March 31,
(Dollars in millions)	2025	2024	% Change
Income tax benefit	$(7)	$(20)	(65)%
Effective tax rate	(12.2)%	(182.2)%

2025 Q1 Form 10-Q | 22

We recognized an income tax benefit of $7 million and $20 million for the three months ended March 31, 2025 and 2024, respectively. Our effective tax rate of (12.2)% for the three months ended March 31, 2025, differed from the statutory income tax rate primarily due to the tax impact from the jurisdictional mix of projected income and losses in non-U.S. jurisdictions and the utilization of net operating losses and a valuation allowance release in the U.S. Our effective tax rate for the three months ended March 31, 2024, was primarily driven by the partial release of a valuation allowance attributable to the anticipated sale of our aqua business, which closed on July 9, 2024, and a benefit related to the recognition of certain state tax credits.

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
We believe our primary sources of liquidity are sufficient to fund our short-term and long-term existing and planned capital requirements, which include working capital obligations, funding existing marketed and pipeline products, capital expenditures, business development in our targeted areas, short-term and long-term debt obligations, including both principal and interest payments, as well as interest rate swaps, lease payments, purchase obligations and costs associated with mergers, acquisitions, divestitures, business integrations and/or restructuring activities. As of March 31, 2025, we had cash and cash equivalents of $487 million and unused borrowing capacity on our Revolving Credit Facility of approximately $750 million. In addition, our Securitization Facility provides for additional borrowing capacity based on our U.S. Net Eligible Receivable Balances. As of March 31, 2025, we had approximately $75 million in undrawn borrowing capacity on this facility. We also have the ability to access capital markets to obtain debt financing for longer-term funding, if required. Further, we believe we have sufficient cash flow and liquidity to remain in compliance with our debt covenants.
Our ability to meet future funding requirements may be impacted by macroeconomic, business and financial volatility. As market conditions change, we will continue to monitor our liquidity position. However, a challenging economic environment or an economic downturn may impact our liquidity or ability to obtain future financing. See "Item 1A. Risk Factors – We have substantial indebtedness" in Part I of our 2024 Form 10-K.
Cash Flows
The following table provides a summary of cash flows from operating, investing and financing activities for the three months ended March 31, 2025 and 2024:

(in millions)
Net cash provided by (used for):	2025	2024	$ Change
Operating activities	$(4)	$2	$(6)
Investing activities	(58)	37	(95)
Financing activities	52	(27)	79
Effect of exchange rate changes on cash and cash equivalents	29	(19)	48
Net increase (decrease) in cash and cash equivalents	$19	$(7)	$26
Operating activities
Cash used for operating activities was $4 million for the three months ended March 31, 2025, compared to cash provided by operating activities of $2 million for the three months ended March 31, 2024. Changes in working capital were largely offset by increased net income year-over-year.
Investing activities
Cash used for investing activities was $58 million for the three months ended March 31, 2025, compared to cash provided by investing activities of $37 million for the three months ended March 31, 2024. Cash used for investing activities during the three months ended March 31, 2025, included $65 million of net purchases of property and equipment and software, which is $41 million higher than the three months ended March 31, 2024, principally due to the ongoing expansion of our monoclonal antibody manufacturing facility in Elwood, Kansas. Cash provided by investing activities during the three months ended March 31, 2024, also included the collection of a $66 million receivable related to our prior divestitures of manufacturing facilities in Shawnee, Kansas, and Speke, U.K. (see Note 4. Acquisitions, Divestitures and Other Arrangements to the condensed consolidated financial statements for further information).

2025 Q1 Form 10-Q | 23

Financing activities
Cash provided by financing activities was $52 million for the three months ended March 31, 2025, compared to cash used for financing activities of $27 million for the three months ended March 31, 2024. Cash provided by financing activities during the three months ended March 31, 2025, included $85 million in net borrowings on our Securitization Facility, primarily for working capital purposes, partially offset by scheduled repayments of long-term borrowings. Cash used for financing activities of $27 million during the three months ended March 31, 2024, included $13 million in scheduled repayments of long-term borrowings.
Description of Indebtedness
For a complete description of our existing debt and available credit facilities as of March 31, 2025 and December 31, 2024, see Note 8. Debt within Item 8, “Financial Statements and Supplementary Data,” of Part II of our 2024 Form 10-K. New developments are discussed in Note 7. Debt of this Form 10-Q.
Critical Accounting Estimates
The preparation of financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of the financial statements and during the reporting period. Certain of our accounting estimates are considered critical because they are the most important to the fair presentation of our financial statements, including the disclosures thereto, and often require significant, difficult or complex judgments, probabilities and assumptions. We believe the ongoing assessment for goodwill impairment to be one of our critical accounting estimates. This includes assessing at each reporting date if there has been a significant change in events or circumstances that indicates the fair value of our single reporting unit is more likely than not less than its carrying amount (a "triggering event"). When required, a comparison of fair value to the carrying amount of our reporting unit is performed to determine the amount of impairment, if any. We begin by assessing qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying value. Based on that qualitative assessment, if we conclude it is more likely than not that the fair value is less than its carrying value, we conduct a quantitative impairment test, which involves comparing the estimated fair value of our single reporting unit to its carrying value. For quantitative goodwill impairment tests, when required, we estimate the fair value of our single reporting unit using an income approach. If the carrying value of the reporting unit exceeds its estimated fair value, we recognize an impairment loss for the difference. Significant management judgment is required in estimating our reporting unit’s fair value and in the creation of forecasts of future operating results to be used in the discounted cash flow method of the income approach valuation. These include, but are not limited to, estimates and assumptions regarding our future cash flows, revenue growth rates and other profitability measures such as gross margin and EBITDA margin; and the determination of an appropriate discount rate.
We will continue to monitor the evolving international trade environment and any related economic or market volatility and/or disruption, among other factors, to determine if a triggering event occurs. To the extent these or other factors lead to decreased assumptions regarding our future cash flows, revenue growth rates and/or other profitability measures such as gross margin and EBITDA margin, we potentially may need to record a future goodwill impairment charge. Further, our discount rate assumption is highly correlated with long-term treasury rates. To the extent of a material increase in long-term interest rates, we may need to correspondingly increase our discount rate assumption, potentially leading to a future goodwill impairment charge.
While we believe our critical accounting estimates to be reasonable based on all relevant information available, given their inherent uncertainty, if our estimates and assumptions are not representative of actual outcomes, our results could be materially impacted. We regularly evaluate our estimates and assumptions and adjust them when facts and circumstances indicate the need for change, and such changes generally would be reflected in our condensed consolidated financial statements in the period they are determined. We apply estimation methodologies consistently from year to year. Our critical accounting estimates are summarized in Item 7, "Management's Discussion & Analysis of Results of Financial Condition and Results of Operations," of our 2024 Form 10-K. There were no significant changes or developments in the application of our critical accounting estimates during the three months ended March 31, 2025.

2025 Q1 Form 10-Q | 24

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
Additionally, we generally identify hyperinflationary markets as those markets whose cumulative inflation rate over a three-year period exceeds 100%. We have applied hyperinflationary accounting for our subsidiary in Turkey since 2022 and, prior to its substantial liquidation in 2024, for our subsidiary in Argentina since 2018. As a result, we have changed these subsidiaries' functional currencies to the U.S. dollar. During the three months ended March 31, 2025, revenue in Turkey represented less than 1% of our consolidated revenue, while assets held in Turkey as of March 31, 2025, also represented less than 1% of our consolidated assets. While the application of hyperinflationary accounting did not have a material impact on our business during the three months ended March 31, 2025, we may in the future incur significant currency devaluations, which could have a material adverse impact on our results of operations.
Interest Risk
At March 31, 2025, we held outstanding interest rate swap agreements with a combined notional amount of $2,800 million that had the economic effect of modifying this amount of our variable-rate debt to fixed-rate. We also held forward-starting interest rate swap agreements with a combined notional amount of $850 million, which will become effective in 2026. When including the variable-rate converted to fixed-rate through the use of interest rate swaps, as of March 31, 2025, approximately 80% of our long-term indebtedness bears interest at a fixed rate.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures. Under applicable SEC regulations, management of a reporting company, with the participation of the principal executive officer and principal financial officer, must periodically evaluate the company’s disclosure controls and procedures, which are defined generally as controls and other procedures of a reporting company designed to ensure that information required to be disclosed by the reporting company in its periodic reports filed with the SEC (such as this Form 10-Q) is recorded, processed, summarized and reported on a timely basis.
Our management, with the participation of Jeffrey N. Simmons, president and chief executive officer, and Todd S. Young, executive vice president and chief financial officer, evaluated our disclosure controls and procedures as of March 31, 2025, and concluded they were effective.
(b)Changes in Internal Controls. During the first quarter of 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

2025 Q1 Form 10-Q | 25

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 11. Commitments and Contingencies to the condensed consolidated financial statements for a summary of our legal proceedings. This item should be read in conjunction with "Legal Proceedings" in Part I, Item 3 of our 2024 Form 10-K.

ITEM 1A. RISK FACTORS

Our risk factors are documented in Item 1A of Part I of our 2024 Form 10-K. There have been no material changes from the risk factors previously disclosed in the 2024 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(none)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(none)

ITEM 4. MINE SAFETY DISCLOSURES

(none)

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

2025 Q1 Form 10-Q | 26

ITEM 6. EXHIBITS

The following exhibits are either filed or furnished herewith (as applicable) or, if so indicated, incorporated by reference to the documents indicated in parentheses, which have previously been filed or furnished with the SEC.

Exhibit Number	Description
10.1	Elanco Animal Health Incorporated Amended and Restated Corporate Bonus Plan (filed herewith)*
10.2	Form of Elanco Animal Health Incorporated Nonqualified Stock Option Award Agreement for executives with respect to annual awards commencing 2025 (filed herewith)*
10.3	Form of Elanco Animal Health Incorporated Performance-Based Award Agreement for executives with respect to annual awards commencing 2025 (filed herewith)*
10.4	Form of Elanco Animal Health Incorporated Restricted Stock Unit Award Agreement for executives with respect to annual awards commencing 2025 (filed herewith)*
10.5	Form of Elanco Animal Health Incorporated Restricted Stock Unit Award Agreement for executives with respect to sign-on awards commencing 2025 (filed herewith)*
31.1	Section 302 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Section 302 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	Interactive Data Files (Inline XBRL).
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101).

*Management contracts or compensatory plans or arrangements

2025 Q1 Form 10-Q | 27

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELANCO ANIMAL HEALTH INCORPORATED
(Registrant)

Date:	May 7, 2025	/s/ Jeffrey N. Simmons
Jeffrey N. Simmons
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2025	/s/ Todd S. Young
Todd S. Young
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

2025 Q1 Form 10-Q | 28