Form 10-Q
period 2025-06-30
Elanco Animal Health Inc
filed 2025-08-07
CIK 1739104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
Yes ☐ No ☒
The number of shares of common stock outstanding as of August 4, 2025 was 496,813,702.

ELANCO ANIMAL HEALTH INCORPORATED
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

2025 Q2 Form 10-Q | 1

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

2025 Q2 Form 10-Q | 2

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

2025 Q2 Form 10-Q | 3

PART I

ITEM 1. FINANCIAL STATEMENTS

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$1,241	$1,184	$2,434	$2,389
Cost of sales	528	495	1,037	1,010
Gross profit	713	689	1,397	1,379
Research and development	92	89	186	176
Marketing, selling and administrative	400	354	741	691
Amortization of intangible assets	136	131	264	264
Asset impairment, restructuring and other special charges	1	80	10	126
Interest expense, net of capitalized interest	48	65	88	131
Other expense, net	11	2	23	11
Income (loss) before income taxes	25	(32)	85	(20)
Income tax expense (benefit)	14	18	7	(2)
Net income (loss)	$11	$(50)	$78	$(18)

Earnings (loss) per share:
Basic	$0.02	$(0.10)	$0.16	$(0.04)
Diluted	$0.02	$(0.10)	$0.16	$(0.04)
Weighted-average shares outstanding:
Basic	496.6	494.2	495.9	493.7
Diluted	500.1	494.2	499.6	493.7

See accompanying notes to condensed consolidated financial statements.

2025 Q2 Form 10-Q | 4

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$11	$(50)	$78	$(18)
Other comprehensive income (loss):
Cash flow hedges, net of taxes	(16)	(9)	(45)	23
Foreign currency translation, net of taxes	403	(66)	621	(293)
Defined benefit plans, net of taxes	4	(2)	3	(6)
Other comprehensive income (loss), net of taxes	391	(77)	579	(276)
Comprehensive income (loss)	$402	$(127)	$657	$(294)

See accompanying notes to condensed consolidated financial statements.

2025 Q2 Form 10-Q | 5

Elanco Animal Health Incorporated
Condensed Consolidated Balance Sheets
(in millions, except share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$539	$468
Accounts receivable, net	989	805
Other receivables	114	81
Inventories	1,670	1,574
Prepaid expenses and other	302	287
Total current assets	3,614	3,215
Noncurrent Assets
Property and equipment, net	1,357	993
Goodwill	4,758	4,414
Other intangibles, net	3,705	3,681
Other noncurrent assets	308	311
Total assets	$13,742	$12,614
Liabilities and Equity
Current Liabilities
Accounts payable	$368	$296
Sales rebates and discounts	367	332
Current portion of long-term debt and finance lease liability	61	44
Other current liabilities	596	643
Total current liabilities	1,392	1,315
Noncurrent Liabilities
Long-term debt and finance lease liability	4,148	4,277
Liability for sale of future revenue	293	—
Deferred taxes	496	449
Other noncurrent liabilities	638	477
Total liabilities	6,967	6,518
Commitments and Contingencies
Equity
Common stock, no par value, 5,000,000,000 shares authorized, 496,646,312 and 494,445,839 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	8,839	8,817
Accumulated deficit	(1,872)	(1,950)
Accumulated other comprehensive loss	(192)	(771)
Total equity	6,775	6,096
Total liabilities and equity	$13,742	$12,614

See accompanying notes to condensed consolidated financial statements.

2025 Q2 Form 10-Q | 6

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Equity (Unaudited)
(in millions)

	Common Stock				Accumulated Other Comprehensive Loss
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Cash Flow Hedges	Foreign Currency Translation	Defined Benefit Plans	Total	Total Equity
December 31, 2023	492.8	$—	$8,777	$(2,288)	$57	$(379)	$56	$(266)	$6,223
Net income	—	—	—	32	—	—	—	—	32
Other comprehensive (loss) income, net of tax	—	—	—	—	32	(227)	(4)	(199)	(199)
Stock-based compensation activity, net	1.2	—	—	—	—	—	—	—	—
March 31, 2024	494.0	—	8,777	(2,256)	89	(606)	52	(465)	6,056
Net loss	—	—	—	(50)	—	—	—	—	(50)
Other comprehensive loss, net of tax	—	—	—	—	(9)	(66)	(2)	(77)	(77)
Stock-based compensation activity, net	0.2	—	13	—	—	—	—	—	13
June 30, 2024	494.2	$—	$8,790	$(2,306)	$80	$(672)	$50	$(542)	$5,942

December 31, 2024	494.4	$—	$8,817	$(1,950)	$37	$(866)	$58	$(771)	$6,096
Net income	—	—	—	67	—	—	—	—	67
Other comprehensive income (loss), net of tax	—	—	—	—	(29)	218	(1)	188	188
Stock-based compensation activity, net	2.1	—	2	—	—	—	—	—	2
March 31, 2025	496.5	—	8,819	(1,883)	8	(648)	57	(583)	6,353
Net income	—	—	—	11	—	—	—	—	11
Other comprehensive income (loss), net of tax	—	—	—	—	(16)	403	4	391	391
Stock-based compensation activity, net	0.1	—	20	—	—	—	—	—	20
June 30, 2025	496.6	$—	$8,839	$(1,872)	$(8)	$(245)	$61	$(192)	$6,775

See accompanying notes to condensed consolidated financial statements.

2025 Q2 Form 10-Q | 7

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net income (loss)	$78	$(18)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	330	328
Stock-based compensation expense	35	25
Asset impairment and write-down charges	—	61
Sold portion of royalty revenue	(4)	—
Interest on liability for sale of future revenue	7	—
Changes in operating assets and liabilities, net of acquisitions and divestitures	(185)	(155)
Other non-cash operating activities, net	(28)	(39)
Net Cash Provided by Operating Activities	233	202
Cash Flows from Investing Activities
Net purchases of property and equipment and software	(122)	(58)
Proceeds from divestitures	9	66
Other investing activities, net	(1)	(4)
Net Cash (Used for) Provided by Investing Activities	(114)	4
Cash Flows from Financing Activities
Proceeds from Revolving Credit Facility	125	50
Repayments of Revolving Credit Facility	(125)	(250)
Proceeds from Securitization Facility	125	170
Repayments of Securitization Facility	(125)	(50)
Repayments of long-term borrowings	(374)	(25)
Proceeds from sale of future revenue, net of transaction costs	290	—
Other financing activities, net	(20)	(15)
Net Cash Used for Financing Activities	(104)	(120)
Effect of exchange rate changes on cash and cash equivalents	56	(22)
Net increase in cash and cash equivalents	71	64
Cash and cash equivalents – beginning of period	468	352
Cash and cash equivalents – end of period	$539	$416

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new finance lease liability	$234	$—

See accompanying notes to condensed consolidated financial statements.

2025 Q2 Form 10-Q | 8

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

Note 2. New Financial Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and usefulness of income tax disclosures by providing incremental and disaggregated income tax disclosures pertaining to the effective tax rate reconciliation and income taxes paid by jurisdiction. This standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and allows for prospective or retrospective application upon adoption. We are currently assessing the impact ASU 2023-09 will have on our consolidated financial statements, although we expect that once adopted, this ASU will result in the additional required income tax disclosures being included within our annual consolidated financial statements.
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

Note 3. Revenue
The following table summarizes the activity in our global sales rebates and discounts liability:

	Six Months Ended June 30,
	2025	2024
Beginning balance	$332	$367
Reduction of revenue	469	440
Payments	(448)	(446)
Foreign currency translation adjustments	14	(5)
Ending balance	$367	$356
Adjustments to revenue recognized due to changes in estimates for products shipped in previous periods were not material for either the six months ended June 30, 2025 or 2024. Actual global product returns were approximately 1% of net revenue for the six months ended June 30, 2025 and 2024.

2025 Q2 Form 10-Q | 9

Disaggregation of Revenue
The following table summarizes our revenue disaggregated by product category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Pet Health	$643	$579	$1,278	$1,218
Farm Animal:
Cattle	268	257	540	501
Poultry	215	198	404	395
Swine	100	90	185	174
Aqua (1)	—	49	—	80
Total Farm Animal	583	594	1,129	1,150
Contract Manufacturing and Other (2)	15	11	27	21
Revenue	$1,241	$1,184	$2,434	$2,389
(1)On July 9, 2024, we sold our aqua business to a subsidiary of Merck Animal Health (see Note 4. Acquisitions, Divestitures and Other Arrangements for further details).
(2)Represents revenue from arrangements in which we manufacture products on behalf of a third party and royalty revenue. In May 2025, we entered into an agreement to sell certain qualifying royalties, among other potential future cash flows, to a third party for proceeds of $295 million in cash. While we are no longer entitled to these qualifying royalties, we are required under GAAP to continue recognizing them as revenue. For the three months ended June 30, 2025, royalty revenue associated with this arrangement, which is reflected within the Contract Manufacturing and Other line in the table above, totaled $4 million. See Note 10. Liability for Sale of Future Revenue for additional information.
The following table summarizes our revenue disaggregated by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$593	$543	$1,147	$1,074
International	648	641	1,287	1,315
Revenue	$1,241	$1,184	$2,434	$2,389
We have a single customer that accounted for approximately 12% and 10% of revenue for the six months ended June 30, 2025 and 2024, respectively. Product sales with this customer resulted in accounts receivable of $119 million and $90 million at June 30, 2025 and December 31, 2024, respectively.

Note 4. Acquisitions, Divestitures and Other Arrangements
Acquisitions
Speke: In 2021 and 2022, respectively, we sold manufacturing facilities in Shawnee, Kansas, and Speke, United Kingdom (U.K.), to TriRx Pharmaceuticals (TriRx), and entered into contract manufacturing supply agreements with TriRx. We received the final cash proceeds from our sale of these facilities of $66 million from TriRx, in addition to accrued interest, during the first quarter of 2024.
In September 2024, TriRx Speke Ltd. (TriRx Speke), a subsidiary of TriRx, entered into trading administration, a formal insolvency process in the U.K., and we acquired the manufacturing facility in Speke, including its workforce and related assets in November 2024 for $36 million in order to minimize supply disruption for our impacted farm animal product lines. This transaction was accounted for as a business combination under the acquisition method of accounting. The following table summarizes the preliminary fair value amounts recognized for assets acquired as of the acquisition date (the accounting for this acquisition has not been finalized as of June 30, 2025):

Inventories	$20
Prepaid expenses and other	2
Property and equipment	14
Total consideration transferred	$36
Divestitures
New Zealand manufacturing facility: In February, 2025, we sold our manufacturing facility in Manukau, New Zealand, to a third party for cash proceeds of $9 million. Assets divested included property and equipment related to the facility and inventory. Additionally, approximately 50 individuals were transferred to the new owners as part of the divestiture. This transaction did not result in a material gain or loss on divestiture.

2025 Q2 Form 10-Q | 10

Aqua business: On July 9, 2024, we closed the sale of our aqua business to Intervet International B.V., a Dutch subsidiary of Merck Animal Health, for $1,294 million in cash, the vast majority of which was utilized to repay previously outstanding term loan debt. Our aqua business included products across both warm-water and cold-water species and generated revenues of $49 million and $80 million during the three and six months ended June 30, 2024, respectively. Assets sold included inventories, real property and equipment, including our manufacturing sites in Canada and Vietnam, and certain intellectual property, technology and other intangible assets, including marketed products. Additionally, approximately 280 commercial and manufacturing employees were transferred to Merck Animal Health as part of this divestiture. As of the disposal date, the carrying amounts of the following major assets were derecognized from our condensed consolidated balance sheet:

Inventories	$43
Goodwill	458
Other intangibles, net	51
Property and equipment, net	68
Other assets	14
Total assets	$634
Based on the aggregate carrying value of our aqua business and $20 million of costs to sell, we recorded a pre-tax gain on divestiture of $640 million during the third quarter of 2024, with income tax expense of approximately $170 million related to the taxable gain.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restructuring charges (1)	$—	$4	$1	$43
Acquisition and divestiture-related charges (2)	1	10	1	17
Non-cash and other items
Asset impairments (3)	—	61	—	61
Other (4)	—	5	8	5
Total expense	$1	$80	$10	$126
(1)Restructuring charges primarily related to cash-based severance costs associated with a restructuring program approved and announced in February 2024 intended to reallocate resources by shifting international resources from farm animal to pet health. This restructuring program also resulted in changes in how we operate in and sell into the Argentina market, among others.
(2)Acquisition and divestiture-related charges in 2024 consisted of transaction costs related to the divestiture of our aqua business. (see Note 4. Acquisitions, Divestitures and Other Arrangements for further information).
(3)Asset impairments in 2024 principally reflected the write-off of our IL-4R IPR&D asset ($53 million), which was acquired from Kindred Biosciences, Inc. in 2021.
(4)Other items in 2025 primarily related to upfront payments made in relation to new licensing arrangements.
The following table summarizes the activity in our reserves established in connection with restructuring activities:

Balance at December 31, 2024	$16
Charges	1
Cash paid	(7)
Balance at June 30, 2025	$10
Our restructuring reserves were predominantly included within other current liabilities on our condensed consolidated balance sheet at June 30, 2025, although timing of when the restructuring reserve obligations are expected to be paid can vary due to certain country-specific negotiations and regulations.

2025 Q2 Form 10-Q | 11

Note 6. Inventories
Inventories consisted of the following:

	June 30, 2025	December 31, 2024
Finished products	$819	$754
Work in process	826	783
Raw materials and supplies	98	98
Total	1,743	1,635
Decrease to LIFO cost	(73)	(61)
Inventories	$1,670	$1,574

Note 7. Debt
Long-term debt consisted of the following:

	June 30, 2025	December 31, 2024
Term Loan B due 2027	$2,288	$2,593
Incremental Term Facility due 2028	341	370
Incremental Term Facility due 2029	173	187
Incremental Term Facility due 2031	323	349
Revolving Credit Facility (1)	—	—
Securitization Facility (2)	100	100
4.900% Senior Notes due 2028 (3)	750	750
Unamortized debt issuance costs	(21)	(28)
Total debt	3,954	4,321
Finance lease liability (4)	255	—
	4,209	4,321
Less current portion of long-term debt and finance lease liability	61	44
Total long-term debt and finance lease liability	$4,148	$4,277
(1)Our Revolving Credit Facility provides up to $750 million in borrowing capacity and bears interest at Term SOFR plus a spread dependent on our Net Total Leverage Ratio, as defined within the agreement, which was 1.60% at June 30, 2025. During the six months ended June 30, 2025, we drew $125 million on our Revolving Credit Facility, which we subsequently repaid with the proceeds from a draw on our Securitization Facility.
(2)Our Securitization Facility is secured and collateralized by our U.S. Net Eligible Receivables Balance. On June 25, 2025, we amended our Securitization Facility, which extended its maturity through June 2028 and made other amendments to certain covenants and other terms of the agreement. As of June 30, 2025, our Securitization Facility bears interest at Term SOFR plus 1.25%. Our borrowing capacity under our Securitization Facility is subject to monthly fluctuation based on the level of our borrowing base as reported to the lender. During the six months ended June 30, 2025, we both drew and subsequently repaid $125 million on our Securitization Facility.
(3)Subsequent to issuance in August 2018, our 4.900% Senior Notes due 2028 have been subject to interest rate increases related to credit rating agency downgrades. As of June 30, 2025, these notes bear interest at a rate of 6.650%.
(4)In June 2025, we entered into a finance lease arrangement for our new corporate headquarters. See below for further details.
As of June 30, 2025, approximately 89% of our long-term indebtedness, excluding our finance lease liability, bore interest at a fixed rate, including variable-rate debt converted to fixed-rate through the use of interest rate swaps (see Note 8. Financial Instruments for additional information). We were in compliance with all of our debt covenants as of June 30, 2025.
Finance lease obligation
In June 2025, we commenced a five-year finance lease for our new corporate headquarters in Indianapolis, Indiana. This lease contains both an option for Elanco to purchase the headquarters facility and a put right for the landlord to put the facility to us, both of which, if exercised, would occur at the end of the five-year lease term for $250 million. It is our current expectation that we will exercise our purchase option at the end of the lease term. Based on our review of the terms of this lease, we determined classification as a finance lease to be appropriate. Minimum lease payments over the next five years will be due monthly and aggregate to $83 million in total. These payments, along with the purchase option amount, have been discounted based on our incremental borrowing rate of 6.375%, resulting in a total finance lease liability of $255 million as of June 30, 2025. This liability is split between current and long-term based on the timing of expected minimum lease payments, while the corresponding right-of-use (ROU) asset for this lease of $234 million is included within property and equipment, net in our condensed consolidated balance sheet as of June 30, 2025. At June 30, 2025, the liability for this lease exceeded the ROU asset primarily due to lease incentives, offset by prepayments made by us prior to lease commencement.

2025 Q2 Form 10-Q | 12

Additionally, as previously disclosed, the land for our new corporate headquarters is located in a Tax Increment Finance District, and the project was, in part, funded through Tax Incremental Financing through an incentive agreement between the City of Indianapolis and Elanco. The agreement provided for a total incentive of $64 million to be funded by the City of Indianapolis in connection with the future tax increment revenue generated from the developed property. The amount was included as an accrued incentive, principally within other noncurrent liabilities, on our condensed consolidated balance sheet as of June 30, 2025, and will be amortized over the period we expect to benefit from the use of the new headquarters. This amortization will partially off-set the depreciation to be recorded within marketing, selling and administrative expenses within our condensed consolidated statements of operations related to our ROU asset.

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
Derivatives Not Designated as Hedges
We may enter into foreign currency exchange forward or option contracts to reduce the effects of fluctuating foreign currency exchange rates. As of June 30, 2025 and December 31, 2024, we had outstanding foreign currency exchange contracts with aggregate notional amounts of $1,011 million and $1,016 million, respectively. The amounts of net gains (losses) on derivative instruments not designated as hedging instruments, recorded in other expense, net were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Foreign exchange forward contracts (1)	$9	$3	$24	$(6)
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
The amounts of (losses) gains on net investment hedges, net of tax, recorded in accumulated other comprehensive loss were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cross-currency fixed interest rate swaps	$(133)	$(10)	$(157)	$52
During the six months ended June 30, 2025 and 2024, these instruments also generated $22 million and $15 million of interest income, respectively, which was included as a contra interest expense, net of capitalized interest in our condensed consolidated statements of operations.
Derivatives Designated as Hedges – Interest rate swaps
We had outstanding interest rate swaps with aggregate notional amounts of $2,800 million as of both June 30, 2025 and December 31, 2024, which have scheduled maturities in 2026. As of June 30, 2025 and December 31, 2024, we also had forward-starting interest rate swap agreements with a combined notional amount of $850 million, which will become effective on August 1, 2026, and mature in line with the applicable Incremental Term Facility maturities, which range between 2028 and 2031.
The amounts of (losses) gains on interest rate swap contracts, net of tax, recorded in accumulated other comprehensive loss were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest rate swaps	$(5)	$21	$(21)	$84

2025 Q2 Form 10-Q | 13

The amounts of gains reclassified out of accumulated other comprehensive loss and recognized into earnings through interest expense, net of capitalized interest were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest rate swaps	$11	$30	$24	$61
Over the next 12 months, we expect to reclassify a loss of $7 million out of accumulated other comprehensive loss and into interest expense, net of capitalized interest related to our interest rate swaps, although the actual amounts reclassified may vary as a result of future changes in market conditions.
As of June 30, 2025, when factoring in the impact from our interest rate swaps, the weighted-average effective interest rate on our outstanding indebtedness was 6.25% (excluding the expected future reclassifications to interest expense, net of capitalized interest related to past interest rate swap settlements).

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
The following table summarizes the fair value information at June 30, 2025 and December 31, 2024, for assets and liabilities measured at fair value on a recurring basis in the respective balance sheet line items, as well as long-term debt, excluding our finance lease liability, for which fair value is disclosed on a recurring basis:

		Fair Value Measurements Using
Financial statement line item	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2025
Recurring fair value measurements
Prepaid expenses and other - derivative instruments	$7	$—	$7	$—	$7
Other current liabilities - derivative instruments	(17)	—	(17)	—	(17)
Other current liabilities - contingent consideration	(27)	—	—	(27)	(27)
Other noncurrent liabilities - derivative instruments	(182)	—	(182)	—	(182)
Other noncurrent liabilities - contingent consideration	(7)	—	—	(7)	(7)
Financial instruments not carried at fair value
Long-term debt, excluding finance lease liability	(3,975)	—	(4,007)	—	(4,007)

December 31, 2024
Recurring fair value measurements
Prepaid expenses and other - derivative instruments	$32	$—	$32	$—	$32
Other current liabilities - derivative instruments	(54)	—	(54)	—	(54)
Other current liabilities - contingent consideration	(21)	—	—	(21)	(21)
Other noncurrent liabilities - derivative instruments	(18)	—	(18)	—	(18)
Other noncurrent liabilities - contingent consideration	(16)	—	—	(16)	(16)
Financial instruments not carried at fair value
Long-term debt	(4,349)	—	(4,362)	—	(4,362)

2025 Q2 Form 10-Q | 14

Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities at the time of purchase of three months or less. The carrying values of cash and cash equivalents, accounts and other receivables, accounts payable and other current liabilities are reasonable estimates of their fair values due to the short-term nature of these assets and liabilities.
Contingent consideration liabilities presented in both periods relate to our past acquisitions of NutriQuest, LLC and NutriQuest Nutricao Animal Ltda. Contingent consideration for these acquisitions remains payable to the extent certain specific development, sales and geographic milestones are achieved, as outlined in the asset purchase agreements. The fair values of these liabilities were estimated using a Monte Carlo simulation model, consisting of inputs not observable in the market, including estimates relating to revenue forecasts, discount rates and volatility. We also had investments without readily determinable fair values which were classified as other noncurrent assets on our condensed consolidated balance sheets totaling $14 million and $17 million as of June 30, 2025 and December 31, 2024, respectively. These investments are not recorded at fair value on a recurring basis, and as such, are not included in the fair value table above.

Note 10. Liability for Sale of Future Revenue
In May 2025, we executed a Purchase and Sale Agreement (PSA) with funds affiliated with Blackstone Life Sciences and Blackstone Credit & Insurance (collectively, Blackstone). Pursuant to the PSA, we received a cash payment of $295 million from Blackstone for the rights to the proceeds from (a) the future royalties we are owed from net sales in the U.S. of XDEMVY® (lotilaner ophthalmic solution) 0.25%, a medical treatment for Demodex blepharitis in humans, by Tarsus Pharmaceuticals, Inc. (Tarsus) and (b) certain future sales milestone payments we are owed based on global net sales of XDEMVY, both of which are pursuant to the terms of a previously executed license agreement with Tarsus (the qualifying royalties and milestones). The PSA applies to net sales of XDEMVY in the U.S. from April 1, 2025 through August 24, 2033. We retain the rights to all royalty payments on net sales outside the U.S., and ownership of any royalties due on U.S. net sales after August 24, 2033, will remain with us. We also retain the rights to any future royalties or milestones earned due to the future expansion of lotilaner in other human health applications. The proceeds from Blackstone, net of transaction costs, were utilized to repay previously outstanding term loan debt.
Given our continuing involvement with the generation of net sales of XDEMVY under our license agreement with Tarsus, which includes our retention and associated defense and maintenance obligations of a portion of the intellectual property used in XDEMVY, under GAAP, the $295 million payment received from Blackstone, net of transaction costs of $5 million, was recorded as a liability for sale of future revenue on our condensed consolidated balance sheet as of June 30, 2025. However, under the terms of the PSA, we are not obligated to make payments to Blackstone. Rather, Blackstone is only entitled to receive the qualifying royalties and milestones based on XDEMVY's net sales, as outlined within our license agreement with Tarsus. These payments will be made by Tarsus to Blackstone through a third-party escrow account and, therefore, will not represent cash inflows or outflows within our consolidated statements of cash flows.
GAAP also requires us to impute interest expense associated with the liability for sale of future revenue based on our estimates of the total amount of qualifying royalties and milestone payments due to Blackstone over the life of the PSA. The excess of the future payments received by Blackstone over and above the $295 million in proceeds we received from them will be recognized as interest expense, net of capitalized interest in our condensed consolidated statements of operations. Our imputed interest rate is calculated based on the rate we expect would enable the liability to be amortized in full over the life of the PSA. Our effective interest rate may vary throughout the term of the arrangement depending on the amount and timing of forecasted qualifying royalties and milestones, which will affect the timing and amount of reductions to the liability. We will periodically assess the forecasted qualifying royalties and milestones using a combination of historical results, internal projections and forecasts from external sources and will prospectively adjust the effective interest rate and amortization of the liability for sale of future revenue as deemed appropriate.
Although we will no longer receive the proceeds from the qualifying future royalties and milestones, we are required under GAAP to continue recording these amounts as revenue and other income (expense), respectively, within our condensed consolidated statements of operations. As the qualifying royalties and milestones sold to Blackstone are earned, the balance of the liability will be reduced, offset by the imputed interest expense for the period, which will increase the recognized liability. The $5 million of transaction costs will be amortized to interest expense, net of capitalized interest over the life of the arrangement.

2025 Q2 Form 10-Q | 15

The following table shows the activity during the three months ended June 30, 2025, related to our liability for sale of future revenue:

Balance at March 31, 2025	$—
Proceeds from sale of future revenue	295
Deferred transaction costs	(5)
Royalty revenue	(4)
Imputed interest expense	7
Balance at June 30, 2025	$293

Effective interest rate	16.1%

Note 11. Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income tax expense (benefit)	$14	$18	$7	$(2)
Effective tax rate	55.4%	(61.3)%	7.6%	7.4%
For the three and six months ended June 30, 2025, we recognized income tax expense of $14 million and $7 million, respectively. Our effective tax rate of 55.4% for the three months ended June 30, 2025, differed from the statutory income tax rate primarily due to the tax impact from the jurisdictional mix of projected income and losses in non-U.S. jurisdictions and the impacts of discrete tax expenses during the second quarter of 2025, including the remeasurement of certain deferred tax positions due to a foreign tax rate change. Our effective tax rate of 7.6% for the six months ended June 30, 2025, differed from the statutory income tax rate primarily due to the tax impact from the jurisdictional mix of projected income and losses in non-U.S. jurisdictions and the utilization of net operating losses and a valuation allowance release in the U.S., partially offset by the impacts of discrete tax expenses during the second quarter of 2025, including the remeasurement of certain deferred tax positions due to a foreign tax rate change.
For the three months ended June 30, 2024, we recognized income tax expense of $18 million, while for the six months ended June 30, 2024, we recognized an income tax benefit of $2 million. Our effective tax rate of (61.3)% for the three months ended June 30, 2024, differed from the statutory income tax rate primarily due to jurisdictional earnings mix of projected income in lower tax jurisdictions and losses in the U.S. and various foreign affiliates for which there was no tax benefit, as valuation allowances had been established. Our effective tax rate of 7.4% for the six months ended June 30, 2024, differed from the statutory income tax rate primarily due to the partial release of a valuation allowance attributable to the anticipated sale of our aqua business, which closed on July 9, 2024, and a benefit related to the recognition of certain state tax credits.
On July 4, 2025, the One Big Beautiful Bill Act (Act) was enacted into law in the U.S. The Act includes significant provisions, including tax cut extensions and modifications to the U.S. and international tax frameworks. We are currently evaluating the Act's expected impact on our consolidated results of operations and will recognize the related tax impacts, including on our U.S. valuation allowance position, in the period of enactment.
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

Note 12. Commitments and Contingencies
Legal Matters
We are party to various legal actions that oftentimes arise in the normal course of business. The most significant matters are described below. Under GAAP, loss contingency provisions are recorded when we deem it probable that we will incur a loss and we are able to formulate a reasonable estimate of that loss. For the legal matters discussed below, we either believe loss is not probable or are unable to reasonably estimate the possible loss or range of loss, if any. The process of resolving these matters is inherently uncertain and may develop over an extended period of time; therefore, at this time, the ultimate resolutions cannot be predicted. As of June 30, 2025 and December 31, 2024, we had no material liabilities established related to the legal matters discussed below.

2025 Q2 Form 10-Q | 16

On October 7, 2024, a putative securities class action lawsuit captioned Joseph Barpar v. Elanco Animal Health Inc., et al. (Barpar) was filed in the U.S. District Court for the District of Maryland against Elanco and two of its executives. Barpar alleged claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the Act) and specifically alleged that Elanco and the two executives made materially false and/or misleading statements and/or failed to disclose certain facts about the safety of and labeling for our Zenrelia® product, as well as the approval and launch timelines for Zenrelia and our Credelio Quattro™ product. The plaintiff purported to represent purchasers of Elanco securities between November 7, 2023 and June 26, 2024. On March 21, 2025, plaintiff filed an amended complaint that extended the time period for which the plaintiff purported to represent purchasers of Elanco securities to between May 9, 2023 and June 26, 2024. The amended complaint also removed allegations concerning the approval and launch timelines for our Credelio Quattro product. On May 20, 2025, we filed a motion to dismiss this case.
Following the filing of Barpar, several derivative cases were filed, all of which have been stayed pending the outcome of the Barpar motion to dismiss. On November 1, 2024, a shareholder derivative action captioned Lawrence Hollin v. Lawrence E. Kurzius, et al. (Hollin) was filed in the U.S. District Court for the District of Maryland against current members of Elanco's Board of Directors and senior management, alleging claims under Sections 10(b) and 20(a) of the Act and state law claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment and waste of corporate assets, based on allegations substantially similar to the allegations in the putative class action complaint in Barpar. On March 11, 2025, a shareholder derivative action captioned James Habermehl v. Jeffrey N. Simmons, et al. was filed in Hancock County Circuit Court of Indiana, against the same parties named in Hollin, alleging claims under Indiana state law for breach of fiduciary duty and unjust enrichment, based on allegations substantially similar to the allegations in the putative class action complaint in Barpar. On April 28, 2025, a shareholder derivative action captioned Christopher Dougherty v. Elanco Animal Health, Inc., et al. (Dougherty), was filed in the District of Maryland, naming certain Elanco executives and 13 Elanco Board members as defendants. Dougherty alleges the defendants engaged in conspiratorial and individually culpable conduct based on materially false or misleading statements and omissions alleged in, referenced or related to, in large part, the putative class action complaint in Barpar, as well as breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and as to the certain executives, contribution under Section 15, U.S.C. § 78j(b) and Section 21D of the Act. On June 11, 2025, a shareholder derivative action captioned Mike Sexton v. Jeffrey N. Simmons, et al. (Sexton) was filed in Hancock County Circuit Court of Indiana against largely the same parties as in Hollin, alleging claims under Indiana state law for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. We are vigorously defending our positions in connection with each of these actions.
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
On October 16, 2020, a shareholder class action lawsuit captioned Safron Capital Corporation v. Elanco Animal Health Inc., et al. was filed in the Marion Superior Court of Indiana against Elanco, certain executives and other individuals and entities. On December 23, 2020, the plaintiffs filed an amended complaint adding an additional plaintiff. The lawsuit alleges, in part, that Elanco and certain of its executives made materially false and/or misleading statements and/or failed to disclose certain facts about Elanco’s relationships with third-party distributors and revenue attributable to those distributors within the registration statement on Form S-3 dated January 21, 2020, and accompanying prospectus filed in connection with Elanco’s public offering which closed on or about January 27, 2020. The lawsuit seeks unspecified monetary damages and purports to represent purchasers of Elanco common stock or tangible equity units issued in connection with the public offering. From February 2021 to August 2022, this case was stayed in deference to Hunter. On October 24, 2022, we filed a motion to dismiss. On December 23, 2022, the plaintiffs filed their opposition to the motion to dismiss. Prior to the ruling on the motion to dismiss, on June 8, 2023, the plaintiffs filed a motion for leave to file a second amended complaint, which is now the operative complaint. We filed a motion to dismiss the second amended complaint on August 7, 2023, to which the plaintiffs filed their opposition on October 13, 2023. On April 17, 2024, our motion to dismiss was granted. On or about October 4, 2024, the plaintiffs appealed the dismissal to the Indiana Court of Appeals. Subsequently, on or about

2025 Q2 Form 10-Q | 17

March 20, 2025, the plaintiffs' motion for oral argument was denied, and on August 1, 2025, the Indiana Court of Appeals affirmed the trial court’s order granting our motion to dismiss. The plaintiff may petition the court for rehearing or seek further review. We intend to continue to vigorously defend our position.
In the third quarter of 2019, Tevra Brands, LLC (Tevra) filed a complaint in the U.S. District Court of the Northern District of California, alleging that Bayer Animal Health (acquired by us in August 2020) had been involved in unlawful, exclusive dealing and tying of its flea and tick products Advantage, Advantix and Seresto™ and maintained a monopoly in the market. The complaint was amended in March 2020 and then dismissed in September 2020 with leave to amend. A second amended complaint was filed in March 2021 and realleged claims of unlawful exclusive dealing related to Advantage and Advantix and monopoly maintenance. A motion to dismiss the second amended complaint was denied in January 2022. Tevra’s demands included both actual and treble damages. On April 16, 2024, the court granted our motion for summary judgment to exclude all damages subsequent to our acquisition of Bayer Animal Health in August 2020. A jury trial was held in July 2024, and on August 1, 2024, the jury returned a verdict in favor of Bayer Animal Health. In January 2025, Tevra's motion for a new trial was denied, and in February 2025, Tevra filed its notice of appeal. Following the initial Tevra trial, three additional matters have been filed against us, both in the Northern District of California and in the Southern District of Indiana, most recently in January 2025: Tracy Spradlin v. Elanco Animal Health, Inc. (Spradlin), Tevra Brands, LLC v. Elanco Animal Health, Inc. (Tevra v. Elanco), and Susan Kraus-Silfen v. Elanco Animal Health, Inc. et. al. (Kraus-Silfen). While there are substantive and statutory differences, the allegations underpinning these matters are similar in some respects to the initial Tevra matter including, but not limited to, the family of pet health products and sales tactics and agreements alleged to drive a monopoly within the market. Spradlin and Kraus-Silfen are putative class actions, and all three of these additional matters seek injunctive relief and an unspecified amount of monetary relief. On March 31, 2025, our motion to dismiss Tevra v. Elanco was granted by the court without prejudice to plaintiff's right to file an amended claim. We filed motions to dismiss Spradlin and Kraus-Silfen on October 25, 2024 and April 25, 2025, respectively. We are vigorously defending against each of the claims made in these matters.

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
Basic and diluted weighted-average shares outstanding were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic weighted-average common shares outstanding	496.6	494.2	495.9	493.7
Assumed conversion of dilutive common stock equivalents (1)	3.5	—	3.7	—
Diluted weighted-average shares outstanding	500.1	494.2	499.6	493.7
(1)For the three months ended June 30, 2025 and 2024, approximately 3.7 million and 3.5 million, respectively, of potential common shares were excluded from the calculation of diluted weighted-average shares outstanding because their effect was anti-dilutive. For the six months ended June 30, 2025 and 2024, approximately 3.3 million and 3.5 million, respectively, of potential common shares were excluded from the calculation of diluted weighted-average shares outstanding because their effect was anti-dilutive.

Note 14. Business Segment Information
We operate our business as a single segment engaged in the development, manufacturing, marketing and sales of animal health products for both pets and farm animals. Consistent with our operational structure, our Chief Executive Officer (CEO), as the chief operating decision maker, makes resource allocation and business process decisions globally across our consolidated business. Strategic and resource allocation decisions are managed globally, with global functional leaders responsible for determining significant costs and investments and with regional leaders responsible for overseeing the execution of our global strategy. Managing and allocating resources at the global corporate level enables our CEO to assess the overall level of resources available and how to best deploy these resources across functions, product types, regional commercial organizations and R&D projects in line with our overarching long-term, corporate-wide strategic goals, rather than on a product or geographic basis. Consistent with this decision-making process, our CEO considers consolidated net income (loss), which is our single segment’s principal measure of segment profit and loss, when evaluating performance. Our CEO also considers these measures, as well as other factors, such as an assessment of a new product’s future market potential, when determining how to allocate company-wide resources.

2025 Q2 Form 10-Q | 18

Significant expenses are amounts that are regularly provided to our CEO and included in consolidated net income (loss), our primary measure of our single segment’s profit or loss. Our CEO regularly reviews reported consolidated revenue, gross profit, other significant expenses and consolidated net income (loss), in addition to forecasted revenue, significant expenses and net income (loss) amounts for future periods. A summary of our consolidated net income (loss) for the three and six months ended June 30, 2025 and 2024 is as follows, including the significant expenses provided to and regularly reviewed by our CEO, as well as other expenses, which are included in consolidated net income (loss), but are not regularly provided to and/or reviewed by our CEO:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$1,241	$1,184	$2,434	$2,389
Cost of sales	528	495	1,037	1,010
Gross profit	713	689	1,397	1,379

Other significant segment expenses:
Research and development	92	89	186	176
Marketing and selling	272	232	497	442
General and administrative	128	122	244	249
Interest expense, net of capitalized interest	48	65	88	131
Other expense, net	11	2	23	11
Income tax expense (benefit)	14	18	7	(2)
Total other significant segment expenses	565	528	1,045	1,007
Other expenses (1)	137	211	274	390
Net income (loss)	$11	$(50)	$78	$(18)
(1)Other expenses include amortization of intangible assets and asset impairment, restructuring and other special charges.
Depreciation expense related to property and equipment and amortization expense related to software for the three and six months ended June 30, 2025 and 2024, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation expense	$25	$22	$49	$44
Amortization of software	8	10	17	20
Given our single reporting segment structure, we manage our assets on a total company basis. Cash paid for acquisitions, intangible assets and property and equipment and software, and cash proceeds from divestitures, are all summarized in the Investing Activities section of our condensed consolidated statements of cash flows.

2025 Q2 Form 10-Q | 19

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
Zenrelia: We received final FDA approval for Zenrelia®, a JAK inhibitor targeting control of pruritus and atopic dermatitis in dogs, in September 2024. We launched Zenrelia in the U.S. shortly after final approval and have also received approval for Zenrelia in Brazil, Canada, Japan, and most recently in the European Union (EU) in July 2025. Additional reviews are ongoing in other key markets.
Credelio Quattro: In October 2024, we received final approval from the FDA for Credelio Quattro™, a monthly chewable tablet for dogs that protects against fleas, ticks, heartworms, roundworms, hookworms and three different species of tapeworms. Credelio Quattro was launched, with the first commercial sale occurring in January 2025. Regulatory submissions have now been made in other key markets, including Europe, Australia, Canada, Japan and the U.K.
Experior: In October 2024, we received multiple combination clearance approvals from the FDA for Experior® to be used in combination with other farm animal products, allowing for broader use in heifers, which represent nearly 40% of the fed cattle population in the U.S.
AdTab: In April 2025, AdTab™, a chewable flea and tick treatment for dogs and cats, was approved and launched in the U.K.

2025 Q2 Form 10-Q | 20

Other Key Trends and Factors Affecting Our Results of Operations
Trade Environment and Other U.S. Government Initiatives: Changes to U.S. trade policy throughout 2025 have resulted in new or higher tariffs on goods imported from numerous countries, and some countries have imposed retaliatory tariffs on imports from the U.S. As disclosed in Item 1A, "Risk Factors – Tariffs, trade protection measures or other modifications of foreign trade policy may harm us or our customers", of our 2024 Form 10-K, our business is subject to risks related to, among other factors, tariffs, trade and monetary policies and economic conditions and events. While pharmaceutical products are largely exempt from the recently imposed U.S. tariffs, it remains uncertain if this will continue to be the case, and pharmaceutical products are not exempt from all tariffs recently imposed outside of the U.S. We do believe that some customers accelerated purchases of certain of our farm animal products internationally during the second quarter of 2025, in anticipation of future tariff increases. Aside from this, we do not believe these new and increased tariffs had a material impact on our results of operations for the six months ended June 30, 2025. We will continue to closely monitor the trade policies in the countries in which we operate and/or from where we import products and are taking actions, where possible, to mitigate the impacts on our business.
Further, throughout 2025, the U.S. presidential administration has sought to implement significant changes to the size and scope of the federal government. Included in these changes was a freeze in certain previously authorized government incentives focused on the adoption of new products for the sole purpose of sustainability. As disclosed in Item 1A, "Risk Factors – If the acceptance and/or adoption of our farm animal sustainability initiatives do not continue, our future results may be materially impacted", of our 2024 Form 10-K, we have made significant progress in recent years in gaining acceptance of farm animal sustainability products. However, the expanded use of certain of our farm animal sustainability products may be negatively impacted in the absence of government incentives focused on such adoption, perhaps materially so. We continue to monitor the impact these changes may have on the adoption of certain of our farm animal sustainability products, although the potential impact to us remains uncertain.
Sale of Future Revenue: In May 2025, we executed a Purchase and Sale Agreement (PSA) with affiliates of Blackstone, pursuant to which we received proceeds of $295 million in exchange for the rights to the proceeds from qualifying future royalties and sales milestone payments owed to us by Tarsus based on their net sales of XDEMVY® (lotilaner ophthalmic solution) 0.25%, a medical treatment for Demodex blepharitis in humans. Rights to qualifying royalties sold to Blackstone apply to net sales of XDEMVY in the U.S. from April 1, 2025 through August 24, 2033. We retain the rights to all royalty payments on net sales outside the U.S., and ownership of any royalties due on U.S. net sales after August 24, 2033, will remain with us. These net proceeds were utilized to repay previously outstanding debt.
Under GAAP, the $295 million in proceeds received from Blackstone, net of transaction costs of $5 million, was recorded as a liability for sale of future revenue on our condensed consolidated balance sheet. Although we will no longer receive the proceeds from the qualifying future royalties and milestones, we are required under GAAP to continue recording these amounts as revenue and other income (expense), respectively. See Note 10. Liability for Sale of Future Revenue to the condensed consolidated financial statements for further information.
Corporate Headquarters Lease: In June 2025, we commenced a five-year lease for our new corporate headquarters in Indianapolis, Indiana. This lease contains both an option for Elanco to purchase the headquarters facility and a put right for the landlord to put the facility to us, both of which, if exercised, would occur at the end of the five-year lease term for $250 million. It is our current expectation that we will exercise our purchase option at the end of the lease term. Based on our review of the terms of this lease, we determined classification as a finance lease to be appropriate. Minimum lease payments over the next five years under this lease arrangement will be due monthly, and along with the purchase option amount, resulted in a total finance lease liability of $255 million as of June 30, 2025, with a corresponding right-of-use (ROU) asset of $234 million. This finance lease liability was included within long-term debt, split between current and long-term based on the timing of expected minimum lease payments, while the corresponding ROU asset was included within property and equipment, net in our condensed consolidated balance sheet at June 30, 2025. See Note 7. Debt to the condensed consolidated financial statements for further information.
Aqua Business Divestiture: On July 9, 2024, we closed the sale of our aqua business to a subsidiary of Merck Animal Health, for $1,294 million in cash proceeds, which was paid at closing. Assets sold included inventories, real property and equipment, including our manufacturing sites in Canada and Vietnam, and certain intellectual property, technology and other intangible assets, including marketed products. Along with these assets, approximately 280 commercial and manufacturing employees were transferred to Merck Animal Health as part of this divestiture. We recorded a pre-tax gain on divestiture of $640 million during the third quarter of 2024. Income tax expense associated with this gain on divestiture was $170 million. See Note 4. Acquisitions, Divestitures and Other Arrangements to the condensed consolidated financial statements for further information.

2025 Q2 Form 10-Q | 21

Acquisition and Integration: In November 2024, we acquired a manufacturing facility in Speke, U.K. (Speke), including its workforce and related assets such as inventory and property and equipment, from a former contract manufacturing supply partner, TriRx Speke Ltd. (TriRx Speke), for $36 million.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2025	2024	% Change	2025	2024	% Change
Revenue	$1,241	$1,184	5%	$2,434	$2,389	2%
Cost of sales	528	495	7%	1,037	1,010	3%
Gross profit	713	689	3%	1,397	1,379	1%
Research and development	92	89	3%	186	176	6%
Marketing, selling and administrative	400	354	13%	741	691	7%
Amortization of intangible assets	136	131	4%	264	264	—%
Asset impairment, restructuring and other special charges	1	80	(99)%	10	126	(92)%
Interest expense, net of capitalized interest	48	65	(26)%	88	131	(33)%
Other expense, net	11	2	450%	23	11	109%
Income (loss) before income taxes	25	(32)	NM	85	(20)	NM
Income tax expense (benefit)	14	18	(22)%	7	(2)	NM
Net income (loss)	$11	$(50)	NM	$78	$(18)	NM
Certain amounts and percentages may reflect rounding adjustments.
NM - Not meaningful

Revenue
Our products are sold in more than 90 countries, and as a result, a significant portion of our revenue is recorded in currencies other than the U.S. Dollar. Because of this, our revenue is influenced by changes in foreign currency exchange rates. During the six months ended June 30, 2025 and 2024, approximately 52% and 54% of our revenue was denominated in foreign currencies, respectively.
Further, increases or decreases in inventory levels in our distribution channels can positively or negatively impact our periodic revenue results, leading to variations in revenue. This can be a result of various factors, such as end customer demand, new customer contracts, initial stocking of new products, heightened and generic competition, the need for certain inventory levels, our ability to renew distribution contracts with expected terms, our ability to implement commercial strategies, regulatory restrictions, unexpected customer behavior, proactive measures taken by us in response to shifting market dynamics, payment terms we extend, which are subject to internal policies, blackout shipping periods due to system downtime, implementations and integrations and procedures and environmental factors beyond our control.
Our revenue by product category for the three and six months ended June 30, 2025 and 2024, was as follows:

	Three Months Ended June 30,
	Revenue		% of Total Revenue
(Dollars in millions)	2025	2024	2025	2024	$ Change	% Change
Pet Health	$643	$579	52%	49%	$64	11%
Farm Animal	583	594	47%	50%	(11)	(2)%
Contract Manufacturing and Other (1)	15	11	1%	1%	4	36%
Total	$1,241	$1,184	100%	100%	$57	5%

2025 Q2 Form 10-Q | 22

	Six Months Ended June 30,
	Revenue		% of Total Revenue
(Dollars in millions)	2025	2024	2025	2024	$ Change	% Change
Pet Health	$1,278	$1,218	53%	51%	$60	5%
Farm Animal	1,129	1,150	46%	48%	(21)	(2)%
Contract Manufacturing and Other (1)	27	21	1%	1%	6	29%
Total	$2,434	$2,389	100%	100%	$45	2%
Note: Numbers may not add due to rounding.
(1)Represents revenue from arrangements in which we manufacture products on behalf of a third party and royalty revenue. In May 2025, we entered into an agreement to sell certain qualifying royalties, among other potential future cash flows, to Blackstone for proceeds of $295 million in cash. While we are no longer entitled to these qualifying royalties, we are required under GAAP to continue recognizing them as revenue. For the three months ended June 30, 2025, royalty revenue associated with this arrangement, which is reflected within the Contract Manufacturing and Other line in the table above, totaled $4 million. See Note 10. Liability for Sale of Future Revenue to the condensed consolidated financial statements for additional information.
The effects of price, foreign currency exchange rates, volume and the impact of the prior year divestiture of our aqua business on changes in revenue for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, were as follows:
Three months ended June 30, 2025

(Dollars in millions)	Revenue	Price	FX Rate	Volume	Divestiture	Total
Pet Health	$643	4%	1%	6%	—%	11%
Farm Animal	583	2%	1%	4%	(9)%	(2)%
Contract Manufacturing and Other	15					36%
Total	$1,241	3%	1%	5%	(4)%	5%
Six months ended June 30, 2025

(Dollars in millions)	Revenue	Price	FX Rate	Volume	Divestiture	Total
Pet Health	$1,278	3%	—%	2%	—%	5%
Farm Animal	1,129	3%	(1)%	4%	(8)%	(2)%
Contract Manufacturing and Other	27					29%
Total	$2,434	3%	(1)%	3%	(3)%	2%
Note: Numbers may not add due to rounding.
Pet health revenue increased $64 million, or 11%, for the three months ended June 30, 2025, compared to the same period in 2024, driven by higher volumes, the impacts from foreign currency exchange rate movements and a 4% increase in pricing. Higher volumes were primarily driven by new products, including Credlio Quattro, AdTab and Zenrelia.
Pet health revenue increased $60 million, or 5%, for the six months ended June 30, 2025, compared to the same period in 2024, also driven by higher volumes and a 3% increase in pricing. For the six months ended June 30, 2025, volume growth driven primarily from new products, including the impacts of initial stocking, was partially offset by the impact of an initial stocking of certain legacy Bayer Animal Health products into the U.S. distribution channel in the first quarter of 2024 that did not repeat in the current year.
Farm animal revenue decreased $11 million, or 2%, for the three months ended June 30, 2025, compared to the same period in 2024, driven by the divestiture of our aqua business, which generated revenue of $49 million during the three months ended June 30, 2024. The impact of this divestiture was mostly offset by a 4% increase in volumes across our remaining species, led by Experior in U.S. cattle, a 2% increase in pricing and the impacts from foreign currency exchange rate movements. Additionally, while we have experienced recovering demand for our international swine products, and demand in the international poultry market remains strong, we believe approximately $10 million to $20 million of our current quarter international farm animal revenue was driven by accelerated customer purchases, primarily in China, in advance of expected future tariff increases.
Farm animal revenue decreased $21 million, or 2%, for the six months ended June 30, 2025, compared to the same period in 2024, driven by the divestiture of our aqua business, which generated revenue of $80 million during the six months ended June 30, 2024, and the impacts from foreign currency exchange rate movements. These decreases were largely offset by higher volumes, led by Experior in U.S. cattle, and a 3% increase in pricing.

2025 Q2 Form 10-Q | 23

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2025	2024	% Change	2025	2024	% Change
Gross profit	$713	$689	3%	$1,397	$1,379	1%
Gross margin %	57%	58%		57%	58%
Gross profit increased $24 million for the three months ended June 30, 2025, corresponding to increased revenue, while gross margin percentage (gross profit as a percentage of total revenue) decreased to 57%, compared to 58% the three months ended June 30, 2024. Gross profit increased $18 million for the six months ended June 30, 2025, corresponding to increased revenue, while gross margin percentage also decreased to 57%, compared to 58% for the six months ended June 30, 2024. The decreases in gross margin percentage for the three and six months ended June 30, 2025, as compared to the same periods in the prior year, were due to the impacts of inflation and the higher manufacturing costs associated with owning Speke. These decreases were partially offset by favorable impacts from increased pricing and volumes and favorable product mix.
Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2025	2024	% Change	2025	2024	% Change
Research and development	$92	$89	3%	$186	$176	6%
% of revenue	7%	8%		8%	7%
Research and development expenses increased $3 million and $10 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in the prior year, primarily driven by higher employee-related expenses and project costs.
Marketing, Selling and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2025	2024	% Change	2025	2024	% Change
Marketing, selling and administrative	$400	$354	13%	$741	$691	7%
% of revenue	32%	30%		30%	29%
Marketing, selling and administrative expenses increased $46 million and $50 million for the three and six months ended June 30, 2025, respectively, as compared to the same period in the prior year. These increases were driven by strategic investments in the global launches of new products and increased selling costs, corresponding to increased revenue.
Amortization of Intangible Assets

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2025	2024	% Change	2025	2024	% Change
Amortization of intangible assets	$136	$131	4%	$264	$264	—%
Amortization of intangible assets increased $5 million for the three months ended June 30, 2025, and was flat for the six months ended June 30, 2025, as compared to the same periods in the prior year. These fluctuations were primarily driven by changes in foreign currency exchange rates.
Asset Impairment, Restructuring and Other Special Charges

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2025	2024	% Change	2025	2024	% Change
Asset impairment, restructuring and other special charges	$1	$80	(99)%	$10	$126	(92)%
Asset impairment, restructuring and other special charges decreased $79 million and $116 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in the prior year. Amounts recorded in 2025 primarily consisted of upfront payments made during the first quarter in relation to new licensing arrangements.
Amounts recorded during the three months ended June 30, 2024, principally reflected a $53 million impairment charge related to a pet health IPR&D asset that was acquired from Kindred Biosciences, Inc. in 2021 (IL-4R) and $10 million of transaction costs associated with the divestiture of our aqua business, which closed on July 9, 2024. Amounts recorded during the six months ended June 30, 2024, also included $43 million of costs associated with our restructuring plan announced in February 2024.

2025 Q2 Form 10-Q | 24

Interest Expense, Net of Capitalized Interest

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2025	2024	% Change	2025	2024	% Change
Interest expense, net of capitalized interest	$48	$65	(26)%	$88	$131	(33)%
Interest expense, net of capitalized interest decreased $17 million and $43 million for the three and six months ended June 30, 2025, respectively, as compared to the same period in the prior year. These decreases were driven by lower average outstanding debt balances during the current year, given recent debt paydown activity. Imputed interest on our new liability for sale of future revenue during the second quarter of 2025 of $7 million partially offset these decreases (see Note 10. Liability for Sale of Future Revenue to the condensed consolidated financial statements for further information).
Other expense, net

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2025	2024	% Change	2025	2024	% Change
Other expense, net	$11	$2	450%	$23	$11	109%
Other expense, net for the three and six months ended June 30, 2025 and 2024, primarily consisted of foreign currency exchange losses.
Income tax expense (benefit)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2025	2024	% Change	2025	2024	% Change
Income tax expense (benefit)	$14	$18	(22)%	$7	$(2)	NM
Effective tax rate	55.4%	(61.3)%		7.6%	7.4%
We recognized income tax expense of $14 million and $18 million for the three months ended June 30, 2025 and 2024, respectively. Our effective tax rate of 55.4% for the three months ended June 30, 2025, differed from the statutory income tax rate primarily due to the tax impact from the jurisdictional mix of projected income and losses in non-U.S. jurisdictions and the impacts of discrete tax expenses during the second quarter of 2025, including the remeasurement of certain deferred tax positions due to a foreign tax rate change. Our effective tax rate of (61.3)% for the three months ended June 30, 2024, differed from the statutory income tax rate primarily due to jurisdictional earnings mix of projected income in lower tax jurisdictions and losses in the U.S. and various foreign affiliates for which there was no tax benefit, as valuation allowances had been established.
We recognized income tax expense of $7 million and an income tax benefit of $2 million for the six months ended June 30, 2025 and 2024, respectively. Our effective tax rate of 7.6% for the six months ended June 30, 2025, differed from the statutory income tax rate primarily due to the tax impact from the jurisdictional mix of projected income and losses in non-U.S. jurisdictions and the utilization of net operating losses and a valuation allowance release in the U.S., partially offset by the impacts of discrete tax expenses during the second quarter of 2025, including the remeasurement of certain deferred tax positions due to a foreign tax rate change. The income tax benefit during the six months ended June 30, 2024, was primarily driven by the partial release of a valuation allowance attributable to the anticipated sale of our aqua business, which closed on July 9, 2024, and a benefit related to the recognition of certain state tax credits.
On July 4, 2025, the One Big Beautiful Bill Act (Act) was enacted into law in the U.S. The Act includes significant provisions, including tax cut extensions and modifications to the U.S. and international tax frameworks. We are currently evaluating the Act's expected impact on our consolidated results of operations and will recognize the related tax impacts, including on our U.S. valuation allowance position, in the period of enactment.

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
We believe our primary sources of liquidity are sufficient to fund our short-term and long-term existing and planned capital requirements, which include working capital obligations, funding existing marketed and pipeline products, capital expenditures, business development in our targeted areas, short-term and long-term debt obligations,

2025 Q2 Form 10-Q | 25

including both principal and interest payments, as well as interest rate swaps, lease payments, purchase obligations and costs associated with mergers, acquisitions, divestitures, business integrations and/or restructuring activities. As of June 30, 2025, we had cash and cash equivalents of $539 million and unused borrowing capacity on our Revolving Credit Facility of approximately $750 million. In addition, our Securitization Facility provides for additional borrowing capacity based on our U.S. Net Eligible Receivable Balances. As of June 30, 2025, we had approximately $165 million in undrawn borrowing capacity on this facility. We also have the ability to access capital markets to obtain debt financing for longer-term funding, if required. Further, we believe we have sufficient cash flow and liquidity to remain in compliance with our debt covenants.
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
Cash Flows
The following table provides a summary of cash flows from operating, investing and financing activities for the six months ended June 30, 2025 and 2024:

(in millions)
Net cash provided by (used for):	2025	2024	$ Change
Operating activities	$233	$202	$31
Investing activities	(114)	4	(118)
Financing activities	(104)	(120)	16
Effect of exchange rate changes on cash and cash equivalents	56	(22)	78
Net increase in cash and cash equivalents	$71	$64	$7
Operating activities
Cash provided by operating activities was $233 million for the six months ended June 30, 2025, compared to $202 million for the six months ended June 30, 2024. Increased net income year-over-year was partially offset by changes in working capital.
Investing activities
Cash used for investing activities was $114 million for the six months ended June 30, 2025, compared to cash provided by investing activities of $4 million for the six months ended June 30, 2024. Cash used for investing activities during the six months ended June 30, 2025, included $122 million of net purchases of property and equipment and software, which is $64 million higher than the six months ended June 30, 2024, principally due to the ongoing expansion of our monoclonal antibody manufacturing facility in Elwood, Kansas, as well as capital projects at our Fort Dodge, Iowa, and Huningue, France, manufacturing facilities. Cash provided by investing activities during the six months ended June 30, 2024, also included the collection of a $66 million receivable related to our prior divestitures of manufacturing facilities in Shawnee, Kansas, and Speke, U.K. (see Note 4. Acquisitions, Divestitures and Other Arrangements to the condensed consolidated financial statements for further information).
Financing activities
Cash used for financing activities was $104 million for the six months ended June 30, 2025, compared to $120 million for the six months ended June 30, 2024. Cash used for financing activities during the six months ended June 30, 2025, included $374 million in scheduled and early repayments of long-term borrowings, partially enabled by net proceeds of $290 million from the sale of qualifying future royalties and sales milestone payments (see Note 10. Liability for Sale of Future Revenue to the condensed consolidated financial statements for further information). Cash used for financing activities during the six months ended June 30, 2024, included $25 million in scheduled repayments of long-term borrowings and net repayments on our Revolving Credit Facility of $200 million, partially offset by net borrowings on our Securitization Facility of $120 million.
Description of Indebtedness
For a complete description of our existing debt and available credit facilities as of June 30, 2025 and December 31, 2024, see Note 8. Debt within Item 8, “Financial Statements and Supplementary Data,” of Part II of our 2024 Form 10-K. New developments are discussed in Note 7. Debt of this Form 10-Q.
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

2025 Q2 Form 10-Q | 26

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
While we believe our critical accounting estimates to be reasonable based on all relevant information available, given their inherent uncertainty, if our estimates and assumptions are not representative of actual outcomes, our results could be materially impacted. We regularly evaluate our estimates and assumptions and adjust them when facts and circumstances indicate the need for change, and such changes generally would be reflected in our condensed consolidated financial statements in the period they are determined. We apply estimation methodologies consistently from year to year. Our critical accounting estimates are summarized in Item 7, "Management's Discussion & Analysis of Results of Financial Condition and Results of Operations," of our 2024 Form 10-K. There were no significant changes or developments in the application of our critical accounting estimates during the six months ended June 30, 2025.

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
Additionally, we generally identify hyperinflationary markets as those markets whose cumulative inflation rate over a three-year period exceeds 100%. We have applied hyperinflationary accounting for our subsidiary in Turkey since 2022 and, prior to its substantial liquidation in 2024, for our subsidiary in Argentina since 2018. As a result, we have changed these subsidiaries' functional currencies to the U.S. dollar. During the six months ended June 30, 2025, revenue in Turkey represented less than 1% of our consolidated revenue, while assets held in Turkey as of June 30, 2025, also represented less than 1% of our consolidated assets. While the application of hyperinflationary accounting did not have a material impact on our business during the six months ended June 30, 2025, we may in the future incur significant currency devaluations, which could have a material adverse impact on our results of operations.
Interest Risk
At June 30, 2025, we held outstanding interest rate swap agreements with a combined notional amount of $2,800 million that had the economic effect of modifying this amount of our variable-rate debt to fixed-rate. We also held forward-starting interest rate swap agreements with a combined notional amount of $850 million, which will become effective in 2026. When including the variable-rate converted to fixed-rate through the use of interest rate swaps, as of June 30, 2025, approximately 89% of our long-term indebtedness, excluding our finance lease liability, bore interest at a fixed rate.

2025 Q2 Form 10-Q | 27

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
Our management, with the participation of Jeffrey N. Simmons, president and chief executive officer, and Robert M. VanHimbergen, executive vice president and chief financial officer, evaluated our disclosure controls and procedures as of June 30, 2025, and concluded they were effective.
(b)Changes in Internal Controls. During the second quarter of 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

2025 Q2 Form 10-Q | 28

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(none)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(none)

ITEM 4. MINE SAFETY DISCLOSURES

(none)

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

2025 Q2 Form 10-Q | 29

ITEM 6. EXHIBITS

The following exhibits are either filed or furnished herewith (as applicable) or, if so indicated, incorporated by reference to the documents indicated in parentheses, which have previously been filed or furnished with the SEC.

Exhibit Number	Description
10.1	Employment Agreement, dated as of May 20, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 28, 2025).*
10.2	Transition Agreement, dated as of May 21, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 28, 2025).*
10.3	First Amendment to Receivables Loan Agreement, dated as of June 25, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2025).*
31.1	Section 302 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Section 302 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	Interactive Data Files (Inline XBRL).
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101).

*Management contracts or compensatory plans or arrangements

2025 Q2 Form 10-Q | 30

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELANCO ANIMAL HEALTH INCORPORATED
(Registrant)

Date:	August 7, 2025	/s/ Jeffrey N. Simmons
Jeffrey N. Simmons
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2025	/s/ Robert M. VanHimbergen
Robert M. VanHimbergen
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

2025 Q2 Form 10-Q | 31