Form 10-Q
period 2025-09-30
Elanco Animal Health Inc
filed 2025-11-05
CIK 1739104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _________ to _______
COMMISSION FILE NUMBER 001-38661
Elanco Animal Health Incorporated
(Exact name of Registrant as specified in its charter)

INDIANA	82-5497352
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
450 ELANCO CIRCLE INDIANAPOLIS, INDIANA 46221
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
Yes ☐ No ☒
The number of shares of common stock outstanding as of October 31, 2025 was 496,863,473.

ELANCO ANIMAL HEALTH INCORPORATED
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

2025 Q3 Form 10-Q | 1

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

2025 Q3 Form 10-Q | 2

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

2025 Q3 Form 10-Q | 3

PART I

ITEM 1. FINANCIAL STATEMENTS

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$1,137	$1,030	$3,571	$3,419
Cost of sales	530	492	1,567	1,502
Gross profit	607	538	2,004	1,917
Research and development	89	87	275	263
Marketing, selling and administrative	351	323	1,092	1,014
Amortization of intangible assets	140	133	404	397
Asset impairment, restructuring and other special charges	25	17	35	143
Gain on divestiture	—	(640)	—	(640)
Interest expense, net of capitalized interest	52	58	140	189
Other expense, net	—	1	23	12
(Loss) income before income taxes	(50)	559	35	539
Income tax (benefit) expense	(16)	195	(9)	193
Net (loss) income	$(34)	$364	$44	$346

(Loss) earnings per share:
Basic	$(0.07)	$0.74	$0.09	$0.70
Diluted	$(0.07)	$0.73	$0.09	$0.70
Weighted-average shares outstanding:
Basic	496.8	494.3	496.2	493.9
Diluted	496.8	497.7	501.2	496.9

See accompanying notes to condensed consolidated financial statements.

2025 Q3 Form 10-Q | 4

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(34)	$364	$44	$346
Other comprehensive (loss) income:
Cash flow hedges, net of taxes	(10)	(81)	(55)	(58)
Foreign currency translation, net of taxes	5	283	626	(10)
Defined benefit plans, net of taxes	(2)	1	1	(5)
Other comprehensive (loss) income, net of taxes	(7)	203	572	(73)
Comprehensive (loss) income	$(41)	$567	$616	$273

See accompanying notes to condensed consolidated financial statements.

2025 Q3 Form 10-Q | 5

Elanco Animal Health Incorporated
Condensed Consolidated Balance Sheets
(in millions, except share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$505	$468
Accounts receivable, net	894	805
Other receivables	81	81
Inventories	1,708	1,574
Prepaid expenses and other	305	287
Total current assets	3,493	3,215
Noncurrent Assets
Property and equipment, net	1,392	993
Goodwill	4,764	4,414
Other intangibles, net	3,596	3,681
Other noncurrent assets	306	311
Total assets	$13,551	$12,614
Liabilities and Equity
Current Liabilities
Accounts payable	$352	$296
Sales rebates and discounts	376	332
Current portion of long-term debt and finance lease liability	62	44
Other current liabilities	665	643
Total current liabilities	1,455	1,315
Noncurrent Liabilities
Long-term debt and finance lease liability	3,962	4,277
Liability for sale of future revenue	300	—
Deferred taxes	478	449
Other noncurrent liabilities	607	477
Total liabilities	6,802	6,518
Commitments and Contingencies
Equity
Common stock, no par value, 5,000,000,000 shares authorized, 496,830,457 and 494,445,839 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	8,854	8,817
Accumulated deficit	(1,906)	(1,950)
Accumulated other comprehensive loss	(199)	(771)
Total equity	6,749	6,096
Total liabilities and equity	$13,551	$12,614

See accompanying notes to condensed consolidated financial statements.

2025 Q3 Form 10-Q | 6

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Equity (Unaudited)
(in millions)

	Common Stock				Accumulated Other Comprehensive Loss
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Cash Flow Hedges	Foreign Currency Translation	Defined Benefit Plans	Total	Total Equity
December 31, 2023	492.8	$—	$8,777	$(2,288)	$57	$(379)	$56	$(266)	$6,223
Net income	—	—	—	32	—	—	—	—	32
Other comprehensive (loss) income, net of tax	—	—	—	—	32	(227)	(4)	(199)	(199)
Stock-based compensation activity, net	1.2	—	—	—	—	—	—	—	—
March 31, 2024	494.0	—	8,777	(2,256)	89	(606)	52	(465)	6,056
Net loss	—	—	—	(50)	—	—	—	—	(50)
Other comprehensive loss, net of tax	—	—	—	—	(9)	(66)	(2)	(77)	(77)
Stock-based compensation activity, net	0.2	—	13	—	—	—	—	—	13
June 30, 2024	494.2	—	8,790	(2,306)	80	(672)	50	(542)	5,942
Net income	—	—	—	364	—	—	—	—	364
Other comprehensive income (loss), net of tax	—	—	—	—	(81)	283	1	203	203
Stock-based compensation activity, net	0.1	—	14	—	—	—	—	—	14
September 30, 2024	494.3	$—	$8,804	$(1,942)	$(1)	$(389)	$51	$(339)	$6,523

December 31, 2024	494.4	$—	$8,817	$(1,950)	$37	$(866)	$58	$(771)	$6,096
Net income	—	—	—	67	—	—	—	—	67
Other comprehensive income (loss), net of tax	—	—	—	—	(29)	218	(1)	188	188
Stock-based compensation activity, net	2.1	—	2	—	—	—	—	—	2
March 31, 2025	496.5	—	8,819	(1,883)	8	(648)	57	(583)	6,353
Net income	—	—	—	11	—	—	—	—	11
Other comprehensive income (loss), net of tax	—	—	—	—	(16)	403	4	391	391
Stock-based compensation activity, net	0.1	—	20	—	—	—	—	—	20
June 30, 2025	496.6	—	8,839	(1,872)	(8)	(245)	61	(192)	6,775
Net loss	—	—	—	(34)	—	—	—	—	(34)
Other comprehensive (loss) income, net of tax	—	—	—	—	(10)	5	(2)	(7)	(7)
Stock-based compensation activity, net	0.2	—	15	—	—	—	—	—	15
September 30, 2025	496.8	$—	$8,854	$(1,906)	$(18)	$(240)	$59	$(199)	$6,749

See accompanying notes to condensed consolidated financial statements.

2025 Q3 Form 10-Q | 7

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$44	$346
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	506	498
Stock-based compensation expense	52	40
Asset impairment and write-down charges	24	76
Gain on divestiture	—	(640)
Sold portion of royalty revenue	(10)	—
Interest on liability for sale of future revenue	20	—
Changes in operating assets and liabilities, net of acquisitions and divestitures	(126)	93
Other non-cash operating activities, net	(58)	(49)
Net Cash Provided by Operating Activities	452	364
Cash Flows from Investing Activities
Net purchases of property and equipment and software	(214)	(100)
Proceeds from divestitures	9	1,360
Other investing activities, net	(10)	(12)
Net Cash (Used for) Provided by Investing Activities	(215)	1,248
Cash Flows from Financing Activities
Proceeds from Revolving Credit Facility	125	50
Repayments of Revolving Credit Facility	(125)	(250)
Proceeds from Securitization Facility	125	170
Repayments of Securitization Facility	(125)	(170)
Proceeds from issuance of long-term debt	—	350
Repayments of long-term borrowings	(562)	(1,587)
Proceeds from sale of future revenue, net of transaction costs	290	—
Other financing activities, net	15	(23)
Net Cash Used for Financing Activities	(257)	(1,460)
Effect of exchange rate changes on cash and cash equivalents	57	(14)
Net increase in cash and cash equivalents	37	138
Cash and cash equivalents – beginning of period	468	352
Cash and cash equivalents – end of period	$505	$490

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new finance lease liability	$226	$—

See accompanying notes to condensed consolidated financial statements.

2025 Q3 Form 10-Q | 8

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

Note 3. Revenue
The following table summarizes the activity in our global sales rebates and discounts liability:

	Nine Months Ended September 30,
	2025	2024
Beginning balance	$332	$367
Reduction of revenue	717	620
Payments	(687)	(656)
Foreign currency translation adjustments	14	2
Ending balance	$376	$333
Adjustments to revenue recognized due to changes in estimates for products shipped in previous periods were not material for either the nine months ended September 30, 2025 or 2024. Actual global product returns were approximately 1% of net revenue for the nine months ended September 30, 2025 and 2024.

2025 Q3 Form 10-Q | 9

Disaggregation of Revenue
The following table summarizes our revenue disaggregated by product category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Pet Health	$533	$486	$1,811	$1,704
Farm Animal:
Cattle	289	253	829	754
Poultry	217	188	621	583
Swine	87	88	272	262
Aqua (1)	—	1	—	81
Total Farm Animal	593	530	1,722	1,680
Contract Manufacturing and Other (2)	11	14	38	35
Revenue	$1,137	$1,030	$3,571	$3,419
(1)On July 9, 2024, we sold our aqua business to a subsidiary of Merck Animal Health (see Note 4. Acquisitions, Divestitures and Other Arrangements for further details).
(2)Represents revenue from arrangements in which we manufacture products on behalf of a third party and royalty revenue. In May 2025, we entered into an agreement to sell certain qualifying royalties, among other potential future cash flows, to a third party for proceeds of $295 million in cash. While we are no longer entitled to these qualifying royalties, we are required under GAAP to continue recognizing them as revenue. For the three and nine months ended September 30, 2025, royalty revenue associated with this arrangement, which is reflected within the Contract Manufacturing and Other line in the table above, totaled $6 million and $10 million, respectively. See Note 10. Liability for Sale of Future Revenue for additional information.
The following table summarizes our revenue disaggregated by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$547	$487	$1,694	$1,561
International	590	543	1,877	1,858
Revenue	$1,137	$1,030	$3,571	$3,419
We have a single customer that accounted for approximately 12% and 11% of revenue for the nine months ended September 30, 2025 and 2024, respectively. Product sales with this customer resulted in accounts receivable of $116 million and $90 million at September 30, 2025 and December 31, 2024, respectively.

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
In September 2024, TriRx Speke Ltd. (TriRx Speke), a subsidiary of TriRx, entered into trading administration, a formal insolvency process in the U.K. As a result, in the third quarter of 2024 we impaired the remaining $12 million value of a contract asset related to a favorable supply agreement with TriRx Speke. We acquired the manufacturing facility in Speke, including its workforce and related assets in November 2024 for $36 million in order to minimize supply disruption for our impacted farm animal product lines. This transaction was accounted for as a business combination under the acquisition method of accounting. The following table summarizes the fair value amounts recognized for assets and liabilities acquired as of the acquisition date:

Inventories	$20
Property and equipment	14
Goodwill	1
Other assets and liabilities, net	1
Total consideration transferred	$36

2025 Q3 Form 10-Q | 10

Divestitures
New Zealand manufacturing facility: In February 2025, we sold our manufacturing facility in Manukau, New Zealand, to a third party for cash proceeds of $9 million. Assets divested included property and equipment related to the facility and inventory. Additionally, approximately 50 individuals were transferred to the new owners as part of the divestiture. This transaction did not result in a material gain or loss on divestiture.
Aqua business: On July 9, 2024, we sold our aqua business to Intervet International B.V., a Dutch subsidiary of Merck Animal Health, for $1,294 million in cash, the vast majority of which was utilized to repay previously outstanding term loan debt. Our aqua business included products across both warm-water and cold-water species and generated revenues of $81 million during the nine months ended September 30, 2024, prior to the divestiture date. Assets sold included inventories, real property and equipment, including our manufacturing sites in Canada and Vietnam, and certain intellectual property, technology and other intangible assets, including marketed products. Additionally, approximately 280 commercial and manufacturing employees were transferred to Merck Animal Health as part of this divestiture. As of the disposal date, the carrying amounts of the following major assets were derecognized from our condensed consolidated balance sheet:

Inventories	$43
Property and equipment, net	68
Goodwill	458
Other intangibles, net	51
Other assets	14
Total assets	$634
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restructuring charges (1)	$—	$2	$1	$45
Acquisition and divestiture-related charges (2)	1	—	2	17
Non-cash and other items
Asset impairments (3)	24	15	24	76
Other (4)	—	—	8	5
Total expense	$25	$17	$35	$143
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
(3)Asset impairments in 2025 primarily related to two early-stage capital projects that we indefinitely suspended during the three months ended September 30, 2025 ($16 million). Asset impairments in 2024 principally reflected the write-off of our IL-4R IPR&D asset ($53 million) during the second quarter and $15 million of asset impairments in the third quarter primarily tied to the financial difficulties of our former contract manufacturing supply partner, TriRx Speke.
(4)Other items in 2025 primarily related to upfront payments made in relation to new licensing arrangements.

2025 Q3 Form 10-Q | 11

The following table summarizes the activity in our reserves established in connection with restructuring activities:

Balance at December 31, 2024	$16
Charges	1
Cash paid	(7)
Balance at September 30, 2025	$10
Our restructuring reserves were predominantly included within other current liabilities on our condensed consolidated balance sheet at September 30, 2025, although timing of when the restructuring reserve obligations are expected to be paid can vary due to certain country-specific negotiations and regulations.

Note 6. Inventories
Inventories consisted of the following:

	September 30, 2025	December 31, 2024
Finished products	$853	$754
Work in process	814	783
Raw materials and supplies	117	98
Total	1,784	1,635
Decrease to LIFO cost	(76)	(61)
Inventories	$1,708	$1,574

Note 7. Debt and Finance Lease Liability
Long-term debt consisted of the following:

	September 30, 2025	December 31, 2024
Term Loan B due 2027 (1)	$2,102	$2,593
Incremental Term Facility due 2028	340	370
Incremental Term Facility due 2029	172	187
Incremental Term Facility due 2031	322	349
Revolving Credit Facility (2)	—	—
Securitization Facility (3)	100	100
4.900% Senior Notes due 2028 (4)	750	750
Unamortized debt issuance costs	(17)	(28)
Total debt	3,769	4,321
Finance lease liability (5)	255	—
	4,024	4,321
Less current portion of long-term debt and finance lease liability	62	44
Total long-term debt and finance lease liability	$3,962	$4,277
(1)On October 31, 2025, we repaid our Term Loan B due 2027 in full with the proceeds from three new debt facilities entered into on the same date (see below for further details).
(2)Our Revolving Credit Facility provides up to $750 million in borrowing capacity, bears interest at Term SOFR plus a spread dependent on our Net Total Leverage Ratio, as defined within the agreement, which was 1.60% at September 30, 2025, and matures in July 2029. During the nine months ended September 30, 2025, we drew $125 million on our Revolving Credit Facility, which we subsequently repaid with the proceeds from a draw on our Securitization Facility.
(3)Our Securitization Facility is secured and collateralized by our U.S. Net Eligible Receivables Balance. On June 25, 2025, we amended our Securitization Facility, which extended its maturity through June 2028 and made other amendments to certain covenants and other terms of the agreement. As of September 30, 2025, our Securitization Facility bears interest at Term SOFR plus 1.25%. Our borrowing capacity under our Securitization Facility is subject to monthly fluctuation based on the level of our borrowing base as reported to the lender. During the nine months ended September 30, 2025, we both drew and subsequently repaid $125 million on our Securitization Facility.
(4)Subsequent to issuance in August 2018, our 4.900% Senior Notes due 2028 have been subject to interest rate increases related to credit rating agency downgrades. As of September 30, 2025, these notes bear interest at a rate of 6.650%.
(5)In June 2025, we entered into a finance lease arrangement for our new corporate headquarters. See below for further details.
October 2025 Debt Financing
On October 31, 2025, we entered into three new debt facilities (described below) for aggregate gross proceeds of $2,106 million. We simultaneously repaid our Term Loan B due 2027 in full utilizing these proceeds, net of issuance costs and discounts of approximately $28 million, and cash on hand. With this repayment, all obligations and

2025 Q3 Form 10-Q | 12

commitments under our Term Loan B due 2027 have been satisfied. Further, concurrent with the repayment of our Term Loan B due 2027, we also settled previously outstanding interest rate swaps with an aggregate $500 million notional amount (see Note 8. Financial Instruments for additional information). Each of our new debt facilities are secured by a significant portion of our assets. Key terms of the new debt facilities are as follows:
Euro Term Loan A due 2029
On October 31, 2025, we entered into a Euro Term Loan A facility (the Euro Term Loan) in the amount of €400 million. The Euro Term Loan bears interest at the Euro Interbank Offered Rate (EURIBOR) plus a spread dependent on our Net Total Leverage Ratio, as defined within the agreement, which will initially be set at 1.50%, and amortizes in quarterly required principal payments of 1.875%, with a final balloon payment due on the scheduled maturity of April 1, 2029. Our Euro Term Loan has both a net total leverage ratio covenant and an interest coverage ratio covenant. The net total leverage ratio covenant requires us to maintain a net total leverage ratio (which is not subject to step-downs) as of the end of each quarter. The required level of this covenant is based on our pro forma net debt and pro forma adjusted earnings before interest, taxes, depreciation and amortization (adjusted EBITDA) not to exceed 7.71 to 1.00 of our pro forma adjusted EBITDA for the preceding four fiscal quarters. The interest coverage ratio requires us to maintain a ratio of pro forma adjusted EBITDA to cash interest expense for the preceding four fiscal quarters of no less than 2.00 to 1.00.
Term Loan B due 2032
On October 31, 2025, we entered into a new Term Loan B (the Term Loan B due 2032) in the amount of $1,100 million. The Term Loan B due 2032 bears interest at Term SOFR plus 1.75% and amortizes in quarterly required principal payments of 0.25%, with a final balloon payment due on the scheduled maturity date of October 31, 2032.
Incremental Term Facility due 2032
On October 31, 2025, we also entered into an incremental term facility with an aggregate principal amount of $540 million (the Incremental Term Facility due 2032). The Incremental Term Facility due 2032 bears interest at Term SOFR plus 2.25% and amortizes in quarterly required principal payments of 0.25%, with a final balloon payment due on the scheduled maturity date of October 31, 2032.
Subsequent to the above noted financing activities, approximately 80% of our long-term indebtedness, excluding our finance lease liability, bore interest at a fixed rate, including variable-rate debt converted to fixed-rate through the use of interest rate swaps (see Note 8. Financial Instruments for additional information). We were in compliance with all of our debt covenants as of September 30, 2025.
Finance Lease Liability
In June 2025, we commenced a five-year finance lease for our new corporate headquarters in Indianapolis, Indiana. This lease contains both an option for Elanco to purchase the headquarters facility and a put right for the landlord to put the facility to us, both of which, if exercised, would occur at the end of the five-year lease term for $250 million. It is our current expectation that we will exercise our purchase option at the end of the lease term. Based on our review of the terms of this lease, we determined classification as a finance lease to be appropriate. Minimum lease payments over the next five years will be due monthly and aggregate to $83 million in total. These payments, along with the purchase option amount, were discounted based on our incremental borrowing rate of 6.375%, and our total finance lease liability is split between current and long-term based on the timing of expected minimum lease payments. The corresponding right-of-use (ROU) asset for this lease of $224 million, as of September 30, 2025, was included within property and equipment, net in our condensed consolidated balance sheet. The liability for this finance lease exceeded the ROU asset primarily due to lease incentives, offset by prepayments made by us prior to lease commencement.
Additionally, as previously disclosed, the land for our new corporate headquarters is located in a Tax Increment Finance District, and the project was, in part, funded through Tax Incremental Financing through an incentive agreement between the City of Indianapolis and Elanco. The agreement provided for a total incentive of $64 million to be funded by the City of Indianapolis in connection with the future tax increment revenue generated from the developed property. This amount was included as an accrued incentive, principally within other noncurrent liabilities, on our condensed consolidated balance sheet at lease inception, and is being amortized over the period we expect to benefit from the use of the new headquarters. This amortization partially off-sets the depreciation associated with this finance lease ROU asset being recorded within marketing, selling and administrative expenses within our condensed consolidated statements of operations.

2025 Q3 Form 10-Q | 13

Note 8. Financial Instruments
To manage our exposure to market risks, such as changes in foreign currency exchange rates and variable interest rates, we have entered into various derivative transactions. Derivative cash flows are principally classified in the operating activities section of our condensed consolidated statements of cash flows, consistent with the underlying hedged item, while cash proceeds from or payments for the settlement of net investment hedges are classified as investing activities. Further, we do not offset derivative assets and liabilities on our condensed consolidated balance sheets. Our outstanding positions are discussed below.
Derivatives Not Designated as Hedges
We may enter into foreign currency exchange forward or option contracts to reduce the effects of fluctuating foreign currency exchange rates. As of September 30, 2025 and December 31, 2024, we had outstanding foreign currency exchange contracts with aggregate notional amounts of $899 million and $1,016 million, respectively. The amounts of net gains on derivative instruments not designated as hedging instruments, recorded in other expense, net were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Foreign exchange forward contracts (1)	$2	$9	$26	$3
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
The amounts of gains (losses) on net investment hedges, net of tax, recorded in accumulated other comprehensive loss were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cross-currency fixed interest rate swaps	$7	$(53)	$(150)	$(1)
During the nine months ended September 30, 2025 and 2024, these instruments also generated $34 million and $23 million of interest income, respectively, which was included as a contra interest expense, net of capitalized interest in our condensed consolidated statements of operations.
Derivatives Designated as Hedges – Interest rate swaps
We had outstanding interest rate swaps with aggregate notional amounts of $2,800 million as of both September 30, 2025 and December 31, 2024, which have scheduled maturities in 2026. As of September 30, 2025 and December 31, 2024, we also had forward-starting interest rate swap agreements with a combined notional amount of $850 million, which will become effective on August 1, 2026, and have scheduled maturities between 2028 and 2031.
The amounts of gains (losses) on interest rate swaps, net of tax, recorded in accumulated other comprehensive loss were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest rate swaps	$1	$(54)	$(20)	$30
The amounts of gains reclassified out of accumulated other comprehensive loss and recognized into earnings through interest expense, net of capitalized interest were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest rate swaps	$11	$27	$35	$88
Over the next 12 months, we expect to reclassify a loss of $19 million out of accumulated other comprehensive loss and into interest expense, net of capitalized interest related to our interest rate swaps, although the actual amounts reclassified may vary as a result of future changes in market conditions.

2025 Q3 Form 10-Q | 14

As of September 30, 2025, when factoring in the impact from our interest rate swaps, the weighted-average effective interest rate on our outstanding indebtedness was 6.18%. However, as discussed in Note 7. Debt and Finance Lease Liability, on October 31, 2025, we entered into three new debt facilities for aggregate proceeds of $2,106 million and simultaneously repaid our Term Loan B due 2027 in full. Further, we also settled previously outstanding interest rate swaps on October 31, 2025, with an aggregate $500 million notional amount. Subsequent to these debt refinancing activities and interest rate swap settlement, as of October 31, 2025, the weighted-average effective interest rate on our outstanding indebtedness decreased to 5.77%.

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
The following table summarizes the fair value information at September 30, 2025 and December 31, 2024, for assets and liabilities measured at fair value on a recurring basis in the respective balance sheet line items, as well as long-term debt, excluding our finance lease liability, for which fair value is disclosed on a recurring basis:

		Fair Value Measurements Using
Financial statement line item	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2025
Recurring fair value measurements
Prepaid expenses and other - derivative instruments	$4	$—	$4	$—	$4
Other current liabilities - derivative instruments	(66)	—	(66)	—	(66)
Other current liabilities - contingent consideration	(25)	—	—	(25)	(25)
Other noncurrent liabilities - derivative instruments	(122)	—	(122)	—	(122)
Other noncurrent liabilities - contingent consideration	(7)	—	—	(7)	(7)
Financial instruments not carried at fair value
Long-term debt, excluding finance lease liability	(3,786)	—	(3,819)	—	(3,819)

December 31, 2024
Recurring fair value measurements
Prepaid expenses and other - derivative instruments	$32	$—	$32	$—	$32
Other current liabilities - derivative instruments	(54)	—	(54)	—	(54)
Other current liabilities - contingent consideration	(21)	—	—	(21)	(21)
Other noncurrent liabilities - derivative instruments	(18)	—	(18)	—	(18)
Other noncurrent liabilities - contingent consideration	(16)	—	—	(16)	(16)
Financial instruments not carried at fair value
Long-term debt	(4,349)	—	(4,362)	—	(4,362)
Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities at the time of purchase of three months or less. The carrying values of cash and cash equivalents, accounts and other receivables, accounts payable and other current liabilities are reasonable estimates of their fair values due to the short-term nature of these assets and liabilities.

2025 Q3 Form 10-Q | 15

Contingent consideration liabilities presented relate to our past acquisition of NutriQuest, LLC. Contingent consideration for this acquisition remains payable to the extent certain specific development, sales and geographic milestones are achieved, as outlined in the asset purchase agreement. The fair value of these liabilities was estimated using a Monte Carlo simulation model, consisting of inputs not observable in the market, including estimates relating to revenue forecasts, discount rates and volatility. We also had investments without readily determinable fair values which were classified as other noncurrent assets on our condensed consolidated balance sheets totaling $15 million and $17 million as of September 30, 2025 and December 31, 2024, respectively. These investments are not recorded at fair value on a recurring basis, and as such, are not included in the fair value table above.

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
Given our continuing involvement with the generation of net sales of XDEMVY under our license agreement with Tarsus, which includes our retention and associated defense and maintenance obligations of a portion of the intellectual property used in XDEMVY, under GAAP, the $295 million payment received from Blackstone, net of transaction costs of $5 million, was recorded as a liability for sale of future revenue. However, under the terms of the PSA, we are not obligated to make payments to Blackstone. Rather, Blackstone is only entitled to receive the qualifying royalties and milestones based on XDEMVY's net sales, as outlined within our license agreement with Tarsus. These payments will be made by Tarsus to Blackstone through a third-party escrow account and, therefore, will not represent cash inflows or outflows within our condensed consolidated statements of cash flows.
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
Although we will no longer receive the proceeds from the qualifying future royalties and milestones, we are required under GAAP to continue recording these amounts as revenue and other income (expense), respectively, within our condensed consolidated statements of operations. As the qualifying royalties and milestones sold to Blackstone are earned, the balance of the liability will be reduced, offset by the imputed interest expense for the period, which will increase the recognized liability. The transaction costs will be amortized to interest expense, net of capitalized interest over the life of the arrangement.
The following table summarizes the activity related to our liability for sale of future revenue:

Proceeds from sale of future revenue	$295
Deferred transaction costs	(5)
Royalty revenue	(10)
Imputed interest expense	20
Balance at September 30, 2025	$300

Effective interest rate	16.2%

2025 Q3 Form 10-Q | 16

Note 11. Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income tax (benefit) expense	$(16)	$195	$(9)	$193
Effective tax rate	30.9%	34.8%	(24.5)%	35.8%
For the three and nine months ended September 30, 2025, we recognized an income tax benefit of $16 million and $9 million, respectively. Our effective tax rate of 30.9% for the three months ended September 30, 2025, differed from the statutory income tax rate primarily due to the tax impact from the jurisdictional mix of income and losses in non-U.S. jurisdictions. We also recognized a tax benefit of $16 million related to the remeasurement of certain deferred tax positions due to a foreign tax rate change during the three months ended September 30, 2025. In addition to this benefit from the remeasurement of certain deferred tax positions due to a foreign tax rate change, our effective tax rate of (24.5)% for the nine months ended September 30, 2025, also differed from the statutory income tax rate primarily due to the tax impact from the jurisdictional mix of income and losses in non-U.S. jurisdictions.
For the three and nine months ended September 30, 2024, we recognized income tax expense of $195 million and $193 million, respectively. Of the total income tax expense for each of these periods, $170 million related to the income tax expense associated with the taxable gain on the divestiture of our aqua business. The taxable gain on divestiture exceeded the reported gain of $640 million primarily due to the derecognition of non-deductible goodwill. Our effective tax rate of 34.8% for the three months ended September 30, 2024, differed from the statutory income tax rate primarily due to the tax impact from the aforementioned gain on divestiture, the jurisdictional earnings mix of projected income in higher tax jurisdictions and losses for which no tax benefit was recognized. Our effective tax rate of 35.8% for the nine months ended September 30, 2024, differed from the statutory income tax rate primarily due to the tax impact from the gain on divestiture, partially offset by the release of a valuation allowance attributable to the sale of our aqua business and the recognition of certain state tax credits.
On July 4, 2025, the One Big Beautiful Bill Act (Act) was enacted into law in the U.S. The Act includes significant provisions, including tax cut extensions and modifications to the U.S. and international tax frameworks. Based on our current analysis of these provisions, we do not believe these provisions will have a material impact on our consolidated financial statements, including our analysis of our U.S. valuation allowance position. The Act did not have a material impact on our income tax (benefit) expense during the three or nine months ended September 30, 2025.
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

Note 12. Commitments and Contingencies
Legal Matters
We are party to various legal actions that oftentimes arise in the normal course of business. The most significant matters are described below. Under GAAP, loss contingency provisions are recorded when we deem it probable that we will incur a loss and we are able to formulate a reasonable estimate of that loss. For the legal matters discussed below, we either believe loss is not probable or are unable to reasonably estimate the possible loss or range of loss, if any. The process of resolving these matters is inherently uncertain and may develop over an extended period of time; therefore, at this time, the ultimate resolutions cannot be predicted. As of September 30, 2025 and December 31, 2024, we had no material liabilities established related to the legal matters discussed below.
On October 7, 2024, a putative securities class action lawsuit captioned Joseph Barpar v. Elanco Animal Health Inc., et al. (Barpar) was filed in the U.S. District Court for the District of Maryland against Elanco and two of its executives. Barpar alleged claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the Exchange Act) and specifically alleged that Elanco and the two executives made materially false and/or misleading statements and/or failed to disclose certain facts about the safety of and labeling for our Zenrelia® product, as well as the approval and launch timelines for Zenrelia and our Credelio Quattro™ product. The plaintiff purported to represent purchasers of Elanco securities between November 7, 2023 and June 26, 2024. On March 21, 2025, plaintiff filed an amended complaint that extended the time period for which the plaintiff purported to represent purchasers of Elanco securities to between May 9, 2023 and June 26, 2024. The amended complaint also removed allegations concerning the approval and launch timelines for our Credelio Quattro product. On May 20, 2025, we filed a motion to dismiss this case.

2025 Q3 Form 10-Q | 17

Following the filing of Barpar, several derivative cases were filed, all of which have been stayed pending the outcome of the Barpar motion to dismiss. On November 1, 2024, a shareholder derivative action captioned Lawrence Hollin v. Lawrence E. Kurzius, et al. (Hollin) was filed in the U.S. District Court for the District of Maryland against current members of Elanco's Board of Directors and senior management, alleging claims under Sections 10(b) and 20(a) of the Exchange Act and state law claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment and waste of corporate assets, based on allegations substantially similar to the allegations in the putative class action complaint in Barpar. On March 11, 2025, a shareholder derivative action captioned James Habermehl v. Jeffrey N. Simmons, et al. was filed in Hancock County Circuit Court of Indiana, against the same parties named in Hollin, alleging claims under Indiana state law for breach of fiduciary duty and unjust enrichment, based on allegations substantially similar to the allegations in the putative class action complaint in Barpar. On April 28, 2025, a shareholder derivative action captioned Christopher Dougherty v. Elanco Animal Health, Inc., et al. (Dougherty), was filed in the District of Maryland, naming certain Elanco executives and 13 Elanco Board members as defendants. Dougherty alleges the defendants engaged in conspiratorial and individually culpable conduct based on materially false or misleading statements and omissions alleged in, referenced or related to, in large part, the putative class action complaint in Barpar, as well as breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and as to the certain executives, contribution under Section 15, U.S.C. § 78j(b) and Section 21D of the Exchange Act. On June 11, 2025, a shareholder derivative action captioned Mike Sexton v. Jeffrey N. Simmons, et al. (Sexton) was filed in Hancock County Circuit Court of Indiana against largely the same parties as in Hollin, alleging claims under Indiana state law for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. We are vigorously defending our positions in connection with each of these actions.
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
On October 16, 2020, a shareholder class action lawsuit captioned Safron Capital Corporation v. Elanco Animal Health Inc., et al. was filed in the Marion Superior Court of Indiana against Elanco, certain executives and other individuals and entities. On December 23, 2020, the plaintiffs filed an amended complaint adding an additional plaintiff. The lawsuit alleges, in part, that Elanco and certain of its executives made materially false and/or misleading statements and/or failed to disclose certain facts about Elanco’s relationships with third-party distributors and revenue attributable to those distributors within the registration statement on Form S-3 dated January 21, 2020, and accompanying prospectus filed in connection with Elanco’s public offering which closed on or about January 27, 2020. The lawsuit seeks unspecified monetary damages and purports to represent purchasers of Elanco common stock or tangible equity units issued in connection with the public offering. From February 2021 to August 2022, this case was stayed in deference to Hunter. On October 24, 2022, we filed a motion to dismiss. On December 23, 2022, the plaintiffs filed their opposition to the motion to dismiss. Prior to the ruling on the motion to dismiss, on June 8, 2023, the plaintiffs filed a motion for leave to file a second amended complaint, which is now the operative complaint. We filed a motion to dismiss the second amended complaint on August 7, 2023, to which the plaintiffs filed their opposition on October 13, 2023. On April 17, 2024, our motion to dismiss was granted. On or about October 4, 2024, the plaintiffs appealed the dismissal to the Indiana Court of Appeals. Subsequently, on or about March 20, 2025, the plaintiffs' motion for oral argument was denied, and on August 1, 2025, the Indiana Court of Appeals affirmed the trial court’s order granting our motion to dismiss. On September 17, 2025, the plaintiff petitioned the court for a rehearing, which was subsequently denied. On October 23, 2025, the plaintiff appealed dismissal to the Indiana Supreme Court. We intend to continue to vigorously defend our position.
In the third quarter of 2019, Tevra Brands, LLC (Tevra) filed a complaint in the U.S. District Court of the Northern District of California, alleging that Bayer Animal Health (acquired by us in August 2020) had been involved in unlawful, exclusive dealing and tying of its flea and tick products Advantage, Advantix and Seresto™ and maintained a monopoly in the market. The complaint was amended in March 2020 and then dismissed in September 2020 with leave to amend. A second amended complaint was filed in March 2021 and realleged claims of unlawful exclusive dealing related to Advantage and Advantix and monopoly maintenance. A motion to dismiss

2025 Q3 Form 10-Q | 18

the second amended complaint was denied in January 2022. Tevra’s demands included both actual and treble damages. On April 16, 2024, the court granted our motion for summary judgment to exclude all damages subsequent to our acquisition of Bayer Animal Health in August 2020. A jury trial was held in July 2024, and on August 1, 2024, the jury returned a verdict in favor of Bayer Animal Health. In January 2025, Tevra's motion for a new trial was denied, and in February 2025, Tevra filed its notice of appeal. Following the initial Tevra trial, three additional matters have been filed against us, both in the Northern District of California and in the Southern District of Indiana, most recently in January 2025: Tracy Spradlin v. Elanco Animal Health, Inc. (Spradlin), Tevra Brands, LLC v. Elanco Animal Health, Inc. (Tevra v. Elanco), and Susan Kraus-Silfen v. Elanco Animal Health, Inc. et. al. (Kraus-Silfen). While there are substantive and statutory differences, the allegations underpinning these matters are similar in some respects to the initial Tevra matter including, but not limited to, the family of pet health products and sales tactics and agreements alleged to drive a monopoly within the market. Spradlin and Kraus-Silfen are putative class actions, and all three of these additional matters seek injunctive relief and an unspecified amount of monetary relief. On March 31, 2025, our motion to dismiss Tevra v. Elanco was granted by the court without prejudice to plaintiff's right to file an amended claim. We filed motions to dismiss Spradlin and Kraus-Silfen on October 25, 2024 and April 25, 2025, respectively. On October 7, 2025, the court granted our motion to dismiss the federal antitrust claims while denying our motion to dismiss the state antitrust claims. We are vigorously defending against each of the remaining claims in these matters.

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
Basic and diluted weighted-average shares outstanding were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic weighted-average common shares outstanding	496.8	494.3	496.2	493.9
Assumed conversion of dilutive common stock equivalents (1)	—	3.4	5.0	3.0
Diluted weighted-average shares outstanding	496.8	497.7	501.2	496.9
(1)For the three months ended September 30, 2025 and 2024, approximately 8.1 million and 0.9 million, respectively, of potential common shares were excluded from the calculation of diluted weighted-average shares outstanding because their effect was anti-dilutive. For the nine months ended September 30, 2025 and 2024, approximately 2.4 million and 0.7 million, respectively, of potential common shares were excluded from the calculation of diluted weighted-average shares outstanding because their effect was anti-dilutive.

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

2025 Q3 Form 10-Q | 19

Significant segment expenses are amounts that are regularly provided to our CEO and included in consolidated net income (loss), our primary measure of our single segment’s profit or loss. Our CEO regularly reviews reported consolidated revenue, gross profit, other significant segment expenses and consolidated net income (loss), in addition to forecasted revenue, significant segment expenses and net income (loss) amounts for future periods. A summary of our consolidated net (loss) income for the three and nine months ended September 30, 2025 and 2024 is as follows, including the significant segment expenses provided to and regularly reviewed by our CEO, as well as other expenses, which are included in consolidated net (loss) income, but are not regularly provided to and/or reviewed by our CEO:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$1,137	$1,030	$3,571	$3,419
Cost of sales	530	492	1,567	1,502
Gross profit	607	538	2,004	1,917

Other significant segment expenses:
Research and development	89	87	275	263
Marketing and selling	220	190	717	632
General and administrative	131	133	375	382
Interest expense, net of capitalized interest	52	58	140	189
Other expense, net	—	1	23	12
Income tax (benefit) expense	(16)	195	(9)	193
Total other significant segment expenses	476	664	1,521	1,671
Other expenses (income) (1)	165	(490)	439	(100)
Net (loss) income	$(34)	$364	$44	$346
(1)Other expenses (income) includes amortization of intangible assets, asset impairment, restructuring and other special charges and gain on divestiture.
Depreciation expense related to property and equipment and amortization expense related to software for the three and nine months ended September 30, 2025 and 2024, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation expense	$28	$27	$77	$71
Amortization of software	8	10	25	30
Given our single reporting segment structure, we manage our assets on a total company basis. Cash paid for acquisitions, intangible assets and property and equipment and software, and cash proceeds from divestitures, are all summarized in the Investing Activities section of our condensed consolidated statements of cash flows.

2025 Q3 Form 10-Q | 20

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
Product Development and Regulatory Update
A key element of our targeted value creation strategy is to drive revenue growth through portfolio development and product innovation. We continue to pursue the development of new chemical and biological molecules, as well as additional registrations and indications for current products. Our future growth and success depends on both our pipeline of new products, including new products we develop internally, develop with partners or that we obtain through licenses or acquisitions, and the life cycle management of our existing products. We believe we are an industry leader in animal health R&D, with a track record of successful product innovation, business development and commercialization. New product development, regulatory and product launch highlights throughout 2024 and 2025 include the following:
Bovaer: In May 2024, the U.S. Food & Drug Administration (FDA) completed its comprehensive, multi-year review of Bovaer® (3-NOP), a first-in-class methane-reducing feed ingredient for use in lactating dairy cattle. Producers began feeding the product to cattle in the U.S. during the third quarter of 2024.
Zenrelia: We received final FDA approval for Zenrelia®, a JAK inhibitor targeting control of pruritus and atopic dermatitis in dogs, in September 2024. We launched Zenrelia in the U.S. shortly after final approval and have also received approval for Zenrelia in Australia, Brazil, Canada, the European Union (EU), Japan and the U.K. Additional reviews are ongoing in other markets.
Credelio Quattro: In October 2024, we received final approval from the FDA for Credelio Quattro™, a monthly chewable tablet for dogs that protects against fleas, ticks, heartworms, roundworms, hookworms and three different species of tapeworms. Credelio Quattro was launched in January 2025. Regulatory submissions have now been made in other key markets, including Europe, Australia, Canada, Japan and the U.K.
Experior: In October 2024, we received multiple combination clearance approvals from the FDA for Experior® to be used in combination with other farm animal products, allowing for broader use in heifers, which represent nearly 40% of the fed cattle population in the U.S.
AdTab: In April 2025, AdTab™, a chewable flea and tick treatment for dogs and cats, was approved and launched in the U.K.

2025 Q3 Form 10-Q | 21

Other Key Trends and Factors Affecting Our Results of Operations
Trade Environment and Other U.S. Government Initiatives: Changes to U.S. trade policy throughout 2025 have resulted in new or higher tariffs on goods imported from numerous countries, and some countries have imposed retaliatory tariffs on imports from the U.S. As disclosed in Item 1A, "Risk Factors – Tariffs, trade protection measures or other modifications of foreign trade policy may harm us or our customers", of our 2024 Form 10-K, our business is subject to risks related to, among other factors, tariffs, trade and monetary policies and economic conditions and events. While pharmaceutical products are largely exempt from the U.S. tariffs imposed earlier this year, it remains uncertain if this will continue to be the case, and pharmaceutical products are not exempt from all tariffs imposed outside of the U.S. We do believe that some customers accelerated purchases of certain of our farm animal products internationally during the second quarter of 2025, in anticipation of future tariff increases, which we believe resulted in a shift of revenue from the third quarter to the second quarter of 2025. Aside from this, we do not believe these new and increased tariffs had a material impact on our results of operations for the nine months ended September 30, 2025. We will continue to closely monitor the trade policies in the countries in which we operate and/or from where we import products and are taking actions, where possible, to mitigate the impacts on our business.
Further, throughout 2025, the U.S. presidential administration has sought to implement significant changes to the size and scope of the federal government. Among these changes, certain previously authorized government incentives focused on the adoption of new products for the sole purpose of sustainability have been frozen or rescinded. As disclosed in Item 1A, "Risk Factors – If the acceptance and/or adoption of our farm animal sustainability initiatives do not continue, our future results may be materially impacted", of our 2024 Form 10-K, we have made significant progress in recent years in gaining acceptance of farm animal sustainability products. However, we believe the adoption rate of Bovaer, one of our farm animal sustainability products, has been tempered throughout 2025 given the absence of government incentives focused on such adoption. We continue to monitor the impact these changes are having on our current business and on the adoption ramp of Bovaer, although the potential longer-term impact to us remains uncertain.
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
Under GAAP, the $295 million in proceeds received from Blackstone, net of transaction costs, was recorded as a liability for sale of future revenue on our condensed consolidated balance sheet. Although we will no longer receive the proceeds from the qualifying future royalties and milestones, we are required under GAAP to continue recording these amounts as revenue and other income (expense), respectively. See Note 10. Liability for Sale of Future Revenue to the condensed consolidated financial statements for further information.
Corporate Headquarters Lease: In June 2025, we commenced a five-year lease for our new corporate headquarters in Indianapolis, Indiana. This lease contains both an option for Elanco to purchase the headquarters facility and a put right for the landlord to put the facility to us, both of which, if exercised, would occur at the end of the five-year lease term for $250 million. It is our current expectation that we will exercise our purchase option at the end of the lease term. Based on our review of the terms of this lease, we determined classification as a finance lease to be appropriate. As of September 30, 2025, the total finance lease liability was $255 million, with a corresponding right-of-use (ROU) asset of $224 million. See Note 7. Debt and Finance Lease Liability to the condensed consolidated financial statements for further information.
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

2025 Q3 Form 10-Q | 22

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2025	2024	% Change	2025	2024	% Change
Revenue	$1,137	$1,030	10%	$3,571	$3,419	4%
Cost of sales	530	492	8%	1,567	1,502	4%
Gross profit	607	538	13%	2,004	1,917	5%
Research and development	89	87	2%	275	263	5%
Marketing, selling and administrative	351	323	9%	1,092	1,014	8%
Amortization of intangible assets	140	133	5%	404	397	2%
Asset impairment, restructuring and other special charges	25	17	47%	35	143	(76)%
Gain on divestiture	—	(640)	NM	—	(640)	NM
Interest expense, net of capitalized interest	52	58	(10)%	140	189	(26)%
Other expense, net	—	1	NM	23	12	92%
(Loss) income before income taxes	(50)	559	NM	35	539	(94)%
Income tax (benefit) expense	(16)	195	NM	(9)	193	NM
Net (loss) income	$(34)	$364	NM	$44	$346	(87)%
Certain amounts and percentages may reflect rounding adjustments.
NM - Not meaningful

Revenue
Our products are sold in more than 90 countries, and as a result, a significant portion of our revenue is recorded in currencies other than the U.S. Dollar. Because of this, our revenue is influenced by changes in foreign currency exchange rates. During the nine months ended September 30, 2025 and 2024, approximately 51% and 53%, respectively, of our revenue was denominated in foreign currencies, respectively.
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
Our revenue by product category for the three and nine months ended September 30, 2025 and 2024, was as follows:

	Three Months Ended September 30,
	Revenue		% of Total Revenue
(Dollars in millions)	2025	2024	2025	2024	$ Change	% Change
Pet Health	$533	$486	47%	47%	$47	10%
Farm Animal	593	530	52%	52%	63	12%
Contract Manufacturing and Other (1)	11	14	1%	1%	(3)	(21)%
Total	$1,137	$1,030	100%	100%	$107	10%

2025 Q3 Form 10-Q | 23

	Nine Months Ended September 30,
	Revenue		% of Total Revenue
(Dollars in millions)	2025	2024	2025	2024	$ Change	% Change
Pet Health	$1,811	$1,704	51%	50%	$107	6%
Farm Animal	1,722	1,680	48%	49%	42	3%
Contract Manufacturing and Other (1)	38	35	1%	1%	3	9%
Total	$3,571	$3,419	100%	100%	$152	4%
Note: Numbers may not add due to rounding.
(1)Represents revenue from arrangements in which we manufacture products on behalf of a third party and royalty revenue. In May 2025, we entered into an agreement to sell certain qualifying royalties, among other potential future cash flows, to Blackstone for proceeds of $295 million in cash. While we are no longer entitled to these qualifying royalties, we are required under GAAP to continue recognizing them as revenue. For the three and nine months ended September 30, 2025, royalty revenue associated with this arrangement, which is reflected within the Contract Manufacturing and Other line in the table above, totaled $6 million and $10 million, respectively. See Note 10. Liability for Sale of Future Revenue to the condensed consolidated financial statements for additional information.
The effects of price, foreign currency exchange rates, volume and the impact of the prior year divestiture of our aqua business on changes in revenue for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, were as follows:
Three months ended September 30, 2025

(Dollars in millions)	Revenue	Price	FX Rate	Volume	Divestiture	Total
Pet Health	$533	(1)%	1%	9%	—%	10%
Farm Animal	593	1%	2%	9%	—%	12%
Contract Manufacturing and Other	11					(21)%
Total	$1,137	—%	1%	9%	—%	10%
Nine months ended September 30, 2025

(Dollars in millions)	Revenue	Price	FX Rate	Volume	Divestiture	Total
Pet Health	$1,811	2%	—%	4%	—%	6%
Farm Animal	1,722	2%	—%	6%	(5)%	3%
Contract Manufacturing and Other	38					9%
Total	$3,571	2%	—%	5%	(3)%	4%
Note: Numbers may not add due to rounding.
Pet health revenue increased $47 million, or 10%, for the three months ended September 30, 2025, compared to the same period in 2024, driven primarily by higher volumes and, to a lesser extent, the impacts from foreign currency exchange rate movements. Pricing decreased 1% compared to the same period in 2024. Higher volumes were primarily driven by new products, led by Credelio Quattro and Zenrelia.
Pet health revenue increased $107 million, or 6%, for the nine months ended September 30, 2025, compared to the same period in 2024, also driven by higher volumes and a 2% increase in pricing. For the nine months ended September 30, 2025, volume growth was driven primarily new products, led by Credelio Quattro, Zenrelia and AdTab, including the impacts of initial stocking.
Farm animal revenue increased $63 million, or 12%, for the three months ended September 30, 2025, compared to the same period in 2024, driven by increased volumes across cattle and poultry, a 1% increase in pricing and the impacts from foreign currency exchange rate movements. Higher volumes were led by Experior in U.S. cattle and strength in poultry sales globally. Further, while farm animal product volumes were 9% higher for the three months ended September 30, 2025, compared to the same period in 2024, we believe volumes were negatively impacted by the approximately $10 million to $20 million of previously disclosed accelerated customer purchases during the second quarter of 2025 for our international swine and poultry products that we believe was driven by our customers' anticipation of future tariff increases.
Farm animal revenue increased $42 million, or 3%, for the nine months ended September 30, 2025, compared to the same period in 2024, driven by higher volumes and a 2% increase in pricing. These increases were partially offset by the impact of the divestiture of our aqua business in July 2024, which generated revenue of $81 million during the nine months ended September 30, 2024. Higher volumes of our non-aqua products were led by Experior in U.S. cattle, and to a lesser degree, strength in poultry sales globally.

2025 Q3 Form 10-Q | 24

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2025	2024	% Change	2025	2024	% Change
Gross profit	$607	$538	13%	$2,004	$1,917	5%
Gross margin %	53%	52%		56%	56%
Gross profit increased $69 million for the three months ended September 30, 2025, driven largely by the increased revenue discussed above. Additionally, gross margin percentage (gross profit as a percentage of total revenue) increased to 53%, compared to 52% for the three months ended September 30, 2024, driven largely by the favorable productivity benefits from increased sales volumes.
Gross profit increased $87 million for the nine months ended September 30, 2025, driven by increased revenue, while gross margin percentage was flat at 56% compared to the nine months ended September 30, 2024. The favorable impacts from improved pricing and the productivity benefits from increased sales volumes were offset by the impacts of inflation and the higher manufacturing costs associated with owning Speke.
Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2025	2024	% Change	2025	2024	% Change
Research and development	$89	$87	2%	$275	$263	5%
% of revenue	8%	8%		8%	8%
Research and development expenses increased $2 million and $12 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in the prior year. The increase for the three months ended September 30, 2025, was primarily driven by foreign currency exchange rate movements, while the increase for the nine months ended September 30, 2025, also included higher employee-related expenses and project costs.
Marketing, Selling and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2025	2024	% Change	2025	2024	% Change
Marketing, selling and administrative	$351	$323	9%	$1,092	$1,014	8%
% of revenue	31%	31%		31%	30%
Marketing, selling and administrative expenses increased $28 million and $78 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in the prior year. These increases were driven by strategic investments in the global launches of new products and increased selling costs, corresponding to increased revenue.
Amortization of Intangible Assets

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2025	2024	% Change	2025	2024	% Change
Amortization of intangible assets	$140	$133	5%	$404	$397	2%
Amortization of intangible assets increased $7 million for both the three and nine months ended September 30, 2025, as compared to the same periods in the prior year. These fluctuations were primarily driven by changes in foreign currency exchange rates.
Asset Impairment, Restructuring and Other Special Charges

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2025	2024	% Change	2025	2024	% Change
Asset impairment, restructuring and other special charges	$25	$17	47%	$35	$143	(76)%
Asset impairment, restructuring and other special charges increased $8 million for the three months ended September 30, 2025, and decreased $108 million for the nine months ended September 30, 2025, respectively, as compared to the same periods in the prior year.
Amounts recorded to asset impairment, restructuring and other special charges during the three and nine months ended September 30, 2025, included asset impairments of $24 million, primarily comprised of $16 million related to two early-stage capital projects that we indefinitely suspended during the third quarter. Additional amounts recorded primarily consisted of upfront payments made during the first quarter in relation to new licensing arrangements.

2025 Q3 Form 10-Q | 25

Amounts recorded to asset impairment, restructuring and other special charges during the three months ended September 30, 2024, primarily reflected $15 million of asset impairments tied to the financial difficulties of our former contract manufacturing supply partner, TriRx Speke. Amounts recorded during the nine months ended September 30, 2024, also included a $53 million impairment charge related to a pet health IPR&D asset (IL-4R), $17 million of transaction costs associated with the divestiture of our aqua business and $45 million of costs associated with our restructuring plan announced in February 2024.
Gain on Divestiture

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2025	2024	% Change	2025	2024	% Change
Gain on divestiture	$—	$(640)	NM	$—	$(640)	NM
As discussed above, we recorded a pre-tax gain of $640 million on the divestiture of our aqua business during the three months ended September 30, 2024. See Note 4. Acquisitions, Divestitures and Other Arrangements to the condensed consolidated financial statements for further information.
Interest Expense, Net of Capitalized Interest

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2025	2024	% Change	2025	2024	% Change
Interest expense, net of capitalized interest	$52	$58	(10)%	$140	$189	(26)%
Interest expense, net of capitalized interest decreased $6 million and $49 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in the prior year. These decreases were driven by lower average outstanding debt balances during the current year, given recent debt paydown activity. Imputed interest on our liability for sale of future revenue of $13 million and $20 million, respectively, for the three and nine months ended September 30, 2025 (see Note 10. Liability for Sale of Future Revenue to the condensed consolidated financial statements for further information), as well as interest expense related to our new corporate headquarters finance lease, partially offset these decreases.
Other expense, net

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2025	2024	% Change	2025	2024	% Change
Other expense, net	$—	$1	NM	$23	$12	92%
Other expense, net for the nine months ended September 30, 2025 and 2024, primarily consisted of foreign currency exchange losses.
Income tax (benefit) expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2025	2024	% Change	2025	2024	% Change
Income tax (benefit) expense	$(16)	$195	NM	$(9)	$193	NM
Effective tax rate	30.9%	34.8%		(24.5)%	35.8%
We recognized an income tax benefit of $16 million for the three months ended September 30, 2025, and income tax expense of $195 million for the three months ended September 30, 2024. Our effective tax rate of 30.9% for the three months ended September 30, 2025, differed from the statutory income tax rate primarily due to the tax impact from the jurisdictional mix of income and losses in non-U.S. jurisdictions. We also recognized a tax benefit of $16 million related to the remeasurement of certain deferred tax positions due to a foreign tax rate change during the three months ended September 30, 2025. Of the total income tax expense for the three months ended September 30, 2024, $170 million related to the income tax expense associated with the taxable gain on the divestiture of our aqua business. The taxable gain on divestiture exceeded the reported gain of $640 million primarily due to the derecognition of non-deductible goodwill. Our effective tax rate of 34.8% for the three months ended September 30, 2024, differed from the statutory income tax rate primarily due to the tax impact from this gain on divestiture, the jurisdictional earnings mix of projected income in higher tax jurisdictions and losses for which no tax benefit was recognized.
We recognized an income tax benefit of $9 million for the nine months ended September 30, 2025, and income tax expense of $193 million for the nine months ended September 30, 2024. Our effective tax rate of (24.5)% for the nine months ended September 30, 2025, differed from the statutory income tax rate primarily due to the remeasurement of certain deferred tax positions due to a foreign tax rate change in the third quarter of 2025 discussed above, as well as due to the jurisdictional mix of income and losses in non-U.S. jurisdictions. Our effective tax rate of 35.8% for the nine months ended September 30, 2024, differed from the statutory income tax

2025 Q3 Form 10-Q | 26

rate primarily due to the tax impact from the gain on divestiture, partially offset by the release of a valuation allowance attributable to the sale of our aqua business and the recognition of certain state tax credits.
On July 4, 2025, the One Big Beautiful Bill Act (Act) was enacted into law in the U.S. The Act includes significant provisions, including tax cut extensions and modifications to the U.S. and international tax frameworks. Based on our current analysis of these provisions, we do not believe these provisions will have a material impact on our consolidated financial statements, including our analysis of our U.S. valuation allowance position. The Act did not have a material impact on our income tax (benefit) expense during the three or nine months ended September 30, 2025.

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
We believe our primary sources of liquidity are sufficient to fund our short-term and long-term existing and planned capital requirements, which include working capital obligations, funding existing marketed and pipeline products, capital expenditures, business development in our targeted areas, short-term and long-term debt obligations, including both principal and interest payments, as well as interest rate swaps, lease payments, purchase obligations and costs associated with mergers, acquisitions, divestitures, business integrations and/or restructuring activities. As of September 30, 2025, we had cash and cash equivalents of $505 million and unused borrowing capacity on our Revolving Credit Facility of approximately $750 million. In addition, our Securitization Facility provides for additional borrowing capacity based on our U.S. Net Eligible Receivable Balances. As of September 30, 2025, we had approximately $110 million in undrawn borrowing capacity on this facility. We also have the ability to access capital markets to obtain debt financing for longer-term funding, if required. Further, we believe we have sufficient cash flow and liquidity to remain in compliance with our debt covenants.
On October 31, 2025, we refinanced our previously outstanding Term Loan B due 2027, paying off the $2,102 million balance in full with the proceeds from three new debt facilities and cash on hand. Our new Euro Term Loan, in the amount of €400 million, bears interest at EURIBOR plus a spread dependent on our Net Total Leverage Ratio, which will initially be 1.50%, and is scheduled to mature on April 1, 2029. Our new $1,100 million Term Loan B due 2032 bears interest at Term SOFR plus 1.75% and our new $540 million Incremental Term Facility due 2032 bears interest at Term SOFR plus 2.25%. Both the Term Loan B due 2032 and the Incremental Term Facility due 2032 are scheduled to mature on October 31, 2032. These refinancing activities extend our debt maturity profile and are expected to lower future cash paid for interest. See Note 7. Debt and Finance Lease Liability to the condensed consolidated financial statements for more details.
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
Cash Flows
The following table provides a summary of cash flows from operating, investing and financing activities for the nine months ended September 30, 2025 and 2024:

(in millions)
Net cash provided by (used for):	2025	2024	$ Change
Operating activities	$452	$364	$88
Investing activities	(215)	1,248	(1,463)
Financing activities	(257)	(1,460)	1,203
Effect of exchange rate changes on cash and cash equivalents	57	(14)	71
Net increase in cash and cash equivalents	$37	$138	$(101)

2025 Q3 Form 10-Q | 27

Operating activities
Cash provided by operating activities was $452 million for the nine months ended September 30, 2025, compared to $364 million for the nine months ended September 30, 2024. The increase in cash provided by operating activities was primarily driven by increased net income year-over-year, after excluding the prior year gain on divestiture of our aqua business, as the related cash receipts associated with that divestiture were included within investing activities. This increase in net income was partially offset by changes in working capital.
Investing activities
Cash used for investing activities was $215 million for the nine months ended September 30, 2025, compared to cash provided by investing activities of $1,248 million for the nine months ended September 30, 2024. Cash used for investing activities during the nine months ended September 30, 2025, largely consisted of $214 million of net purchases of property and equipment and software, which was $114 million higher than for the nine months ended September 30, 2024. This increase in purchases of property and equipment primarily related to the ongoing expansion of our monoclonal antibody manufacturing facility in Elwood, Kansas, as well as capital projects at our Fort Dodge, Iowa, and Huningue, France, manufacturing facilities. Additionally, in August 2025 we purchased approximately 56 acres of land to further our vision of creating the One Health Innovation District research hub centered around our new corporate headquarters in Indianapolis, Indiana.
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
Financing activities
Cash used for financing activities was $257 million for the nine months ended September 30, 2025, compared to $1,460 million for the nine months ended September 30, 2024. Cash used for financing activities during the nine months ended September 30, 2025, included $562 million in scheduled and early repayments of long-term borrowings, partially enabled by net proceeds of $290 million from the sale of qualifying future royalties and sales milestone payments (see Note 10. Liability for Sale of Future Revenue to the condensed consolidated financial statements for further information). Cash used for financing activities during the nine months ended September 30, 2024, included $1,587 million in gross repayments of term loan debt, partially enabled by the proceeds from the sale of our aqua business, and net repayments on our Revolving Credit Facility of $200 million. These repayments were partially offset by proceeds of $350 million from the issuance of our Incremental Term Facility due 2031 in August 2024.
Description of Indebtedness
For a complete description of our existing debt and available credit facilities as of September 30, 2025 and December 31, 2024, see Note 8. Debt within Item 8, “Financial Statements and Supplementary Data,” of Part II of our 2024 Form 10-K. New developments, including our October 2025 refinancing of our Term Loan B due 2027, are discussed in Note 7. Debt and Finance Lease Liability of this Form 10-Q.
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
While we believe our critical accounting estimates to be reasonable based on all relevant information available, given their inherent uncertainty, if our estimates and assumptions are not representative of actual outcomes, our results could be materially impacted. We regularly evaluate our estimates and assumptions and adjust them when facts and circumstances indicate the need for change, and such changes generally would be reflected in our condensed consolidated financial statements in the period they are determined. We apply estimation methodologies consistently from year to year. Our critical accounting estimates are summarized in Item 7, "Management's Discussion & Analysis of Results of Financial Condition and Results of Operations," of our 2024 Form 10-K. There were no significant changes or developments in the application of our critical accounting estimates during the nine months ended September 30, 2025.

2025 Q3 Form 10-Q | 28

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
Additionally, we generally identify hyperinflationary markets as those markets whose cumulative inflation rate over a three-year period exceeds 100%. We have applied hyperinflationary accounting for our subsidiary in Turkey since 2022 and, prior to its substantial liquidation in 2024, for our subsidiary in Argentina since 2018. As a result, we have changed these subsidiaries' functional currencies to the U.S. dollar. During the nine months ended September 30, 2025, revenue in Turkey represented less than 1% of our consolidated revenue, while assets held in Turkey as of September 30, 2025, also represented less than 1% of our consolidated assets. While the application of hyperinflationary accounting did not have a material impact on our business during the nine months ended September 30, 2025, we may in the future incur significant currency devaluations, which could have a material adverse impact on our results of operations.
Interest Risk
As discussed above, on October 31, 2025, we refinanced our previously outstanding Term Loan B due 2027, paying off the $2,102 million balance in full, primarily with the proceeds from three new debt facilities. See Note 7. Debt and Finance Lease Liability to the condensed consolidated financial statements for more details. Concurrent with this refinancing, we settled previously outstanding interest rate swaps with an aggregate $500 million notional amount. Subsequent to this settlement, we have outstanding interest rate swap agreements with a combined notional amount of $2,300 million that have the economic effect of modifying this amount of our variable-rate debt to fixed-rate. We also have forward-starting interest rate swap agreements with a combined notional amount of $850 million, which will become effective in 2026. When including the variable-rate converted to fixed-rate through the use of interest rate swaps, subsequent to our October 31, 2025, debt refinancing and interest rate swap settlement, approximately 80% of our long-term indebtedness, excluding our finance lease liability, bears interest at a fixed rate.

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
Our management, with the participation of Jeffrey N. Simmons, president and chief executive officer, and Robert M. VanHimbergen, executive vice president and chief financial officer, evaluated our disclosure controls and procedures as of September 30, 2025, and concluded they were effective.
(b)Changes in Internal Controls. During the third quarter of 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

2025 Q3 Form 10-Q | 29

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(none)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(none)

ITEM 4. MINE SAFETY DISCLOSURES

(none)

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

2025 Q3 Form 10-Q | 30

ITEM 6. EXHIBITS

The following exhibits are either filed or furnished herewith (as applicable) or, if so indicated, incorporated by reference to the documents indicated in parentheses, which have previously been filed or furnished with the SEC.

Exhibit Number	Description
10.1
Amendment No. 3, dated as of October 31, 2025, to the Credit Agreement, dated as of August 1, 2020, by and among Elanco Animal Health Incorporated, as borrower, Elanco US Inc., as co-borrower, Elanco Financing (Netherlands) B.V., as Dutch borrower, the subsidiary loan parties party thereto, the lenders and issuing banks party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent and U.S. and Canadian collateral agent and Wilmington Trust, National Association, as non-U.S. and non-Canadian collateral agent and security trustee (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on November 3, 2025)

31.1	Section 302 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Section 302 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101	Interactive Data Files (Inline XBRL)
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101)

2025 Q3 Form 10-Q | 31

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELANCO ANIMAL HEALTH INCORPORATED
(Registrant)

Date:	November 5, 2025	/s/ Jeffrey N. Simmons
Jeffrey N. Simmons
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2025	/s/ Robert M. VanHimbergen
Robert M. VanHimbergen
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

2025 Q3 Form 10-Q | 32