Form 10-K
period 2025-12-31
Elanco Animal Health Inc
filed 2026-02-24
CIK 1739104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

Commission file number 001-38661
Elanco Animal Health Incorporated
(Exact name of Registrant as specified in its charter)

INDIANA	82-5497352
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
450 ELANCO CIRCLE, INDIANAPOLIS, INDIANA 46221
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
Yes ☐ No ☒
Aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $7.0 billion. The registrant has no non-voting common stock.
The number of shares of common stock outstanding as of February 19, 2026, was 497,168,077.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy materials for its 2026 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

ELANCO ANIMAL HEALTH INCORPORATED
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025

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
•an increased use of alternative distribution channels or changes within existing distribution channels;
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
•risks related to environmental, health and safety laws and regulations; and
•inability to achieve our aspirations or meet the expectations of stakeholders with respect to environmental, social and governance matters.
See Item 1A. Risk Factors in Part I of this Form 10-K for a further description of these and other factors. Although we have attempted to identify important risk factors, there may be other risk factors not presently known to us or that we presently believe are not material that could cause actual results and developments to differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-K. If any of these risks materialize, or if any of the above assumptions underlying forward-looking statements prove incorrect, actual results and developments may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-K. We caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this Form 10-K. Any forward-looking statement made by us in this Form 10-K speaks only as of the date hereof. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or to revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

PART I
ITEM 1. BUSINESS

Overview
Elanco Animal Health Incorporated and its subsidiaries (collectively, Elanco, the Company, we, us, or our) is a global leader in animal health, dedicated to innovating and delivering products and services to prevent and treat disease in farm animals and pets. We partner with farmers, pet owners, veterinarians and society to create value and help our customers improve the health of animals in their care, while also making a meaningful impact on the communities we serve. Our diverse, durable product portfolio is sold in more than 90 countries and serves animals across many species, primarily: dogs and cats (collectively, pet health) and cattle, poultry, swine and sheep (collectively, farm animal). Our purpose – making life better for animals makes life better – inspires us to Go Beyond for animals, our customers, our people and society.
Go Beyond for Animals – Our strong portfolio, high-impact innovation, unique market approach and dedication to making life better allow us to go beyond for animals to address critical health needs and increase access to health products and services.
Go Beyond for Customers – Our ability to reach the world's animals, along with our customer promise, to advocate, earn trust and solve big challenges to create value, allows us to go beyond for our customers, unlocking economic value for producers through science-based, scalable and sustainable solutions and supporting the professional wellness of veterinarians.
Go Beyond for Our People – Our unique, purpose-driven culture encourages ownership, growth and wellbeing. We go beyond for our people by recruiting, retaining and empowering the workforce of the future, encouraging all of our people to operate like owners: ethically, safely and efficiently.
Go Beyond for Society – Our commitment to improving the health of people through animals, delivering reliable products and safeguarding the food system allows us to go beyond for society by ensuring the health and safety of consumers and pet owners and protecting the accessibility and availability of affordable animal protein.
With a heritage dating back to 1954, we were formerly a business unit of Eli Lilly and Company (Lilly), becoming an independently incorporated company on September 18, 2018. We finalized our separation from Lilly in March 2019. In August 2020 we acquired Bayer Animal Health, marking the largest acquisition in industry history. This acquisition enabled us to become a more diverse, durable and global company with greater reach and scale while also helping us expand our portfolio, creating a better balance between our pet health and farm animal products and between the United States (U.S.) and international markets.
Our foundation for sustained growth and profitability consists of a three-pronged strategy: Innovation, Portfolio and Productivity. We expect to continue to achieve revenue growth and improved profitability by delivering consistent, high-impact Innovation and prioritizing large market opportunities in major geographies. We consistently innovate to improve the health of animals and to benefit our customers. Our focused strategy prioritizes certain assets, including late-stage potential blockbusters, while maximizing life cycle management and refilling the early-stage pipeline to achieve a consistent flow of innovation. We also continue to optimize our diverse Portfolio to grow, leveraging our deep, established customer relationships and expanding product offerings while continuing to drive geographic and channel expansion to reach more of the world's animals. Further, we continue to focus on our strategic Productivity initiatives to improve earnings and cash flows.
Commercial Operations
We operate our business as a single segment within the animal health industry, offering a comprehensive portfolio of pet health and farm animal products. Our reported revenue by product category was as follows:

International Operations
Our operations are conducted globally. The U.S. is our largest market, accounting for 47% of our total revenue in 2025. By total revenue, Brazil, the United Kingdom (U.K.) and China are our largest markets outside the U.S. Our reported revenue by geographic region was as follows:
Products
We have a diverse portfolio of products marketed under approximately 200 brands, including products for both pets and farm animals.

Pet Health: Our pet health products help pets live longer, healthier and more active lives. Our global pet health portfolio is focused on parasiticides, dermatology, vaccines and pain/other therapeutics. We have one of the broadest parasiticide portfolios in the pet health market based on indications, species and formulations, with products that protect pets from fleas, ticks and internal parasites. Our Advantage Family of brands (Advantage™, K-9 Advantix™, Advocate™, AdTab™, among others) and Seresto™ products are over-the-counter treatments for the prevention and elimination of fleas and ticks and complement our prescription parasiticide products, which include our Credelio Family of brands (Credelio™, Credelio Cat™, Credelio Plus™, Credelio Quattro™). In dermatology, our Zenrelia™ product targets control of pruritus and atopic dermatitis in dogs. Our Tru Family of brands (TruCan™, Trufel™, Trutect™), provides vaccines and other differentiated prevention coverage for a number of important pet health risks and is available in the U.S. only. In pain/other therapeutics, we have a broad pain portfolio for dogs and cats across modes of action, indications and disease stages, including Galliprant™, which offers a convenient at home solution for osteoarthritis.

Farm Animal: Our farm animal products help producers improve animal health and wellbeing and raise livestock more sustainably, delivering more food while using fewer resources and enhancing the integrity of the food supply. Our farm animal portfolio of products for cattle (beef and dairy), poultry, swine and sheep is primarily focused on: 1) efficiency and performance; 2) disease prevention and treatment; 3) food safety; and 4) sustainability. Our products include medicated feed additives, injectable antibiotics, vaccines, insecticides and enzymes, among others. Key farm animal products Rumensin™ and Experior® are used extensively in cattle, while our Maxiban™ and Monteban™ products are valuable offerings for the control and prevention of intestinal disease in poultry.

In 2025, our top five selling products and/or product families were our Advantage Family (cats and dogs), Seresto (cats and dogs), our Credelio Family (cats and dogs), Rumensin (cattle) and Maxiban / Monteban (poultry). These products and product families combined to represent approximately 38% of our total revenue in 2025, with our largest product family, Advantage Family, representing approximately 10% of total revenue. Information regarding our principal products and product families, those that represented 1% or more of our total revenue in 2025, is as follows:

Pet Health Products

Product	Description	Primary Species
Advantage Family
Family of oral and topical applications that provide broad-spectrum protection against and treatment of fleas, ticks, mosquitoes, lice and biting flies. Certain products within the Advantage Family also provide protection against heartworm, lungworm and other gastrointestinal worm infections, including roundworms, whipworms and hookworms.
Cats, Dogs
Atopica™	Controls atopic dermatitis.	Dogs
Credelio Family
Family of oral products that kills adult fleas, treats flea infestations and treats and controls tick infestations. The introduction of Credelio Quattro in January 2025 added a monthly chewable tablet for dogs that protects against fleas, ticks, heartworms, roundworms, hookworms, New World screwworm and three different species of tapeworms.
Cats, Dogs
Drontal Family	Family of injectable and oral tablet dewormers indicated for the removal of tapeworms, hookworms, roundworms and whipworms.	Cats, Dogs
Galliprant	Controls pain and inflammation associated with osteoarthritis.	Dogs
Interceptor Plus™	Prevents heartworm disease and helps treat and control roundworm, hookworm, whipworm and tapeworm infections.	Dogs
Milbemax™	Treats and controls parasitic infections due to common intestinal worms.	Cats, Dogs
Onsior™	Controls postoperative pain and inflammation associated with certain surgeries.	Cats, Dogs
Seresto	Flea and tick collar with a low dose, slow-release technology that kills and repels fleas and ticks which may transmit vector-borne diseases and kills lice for up to 8 months.	Cats, Dogs
Tru Family	Family comprising primarily vaccine products that collectively protect against distemper, adenovirus, parvovirus, corona, parainfluenza, leptospira canicola, feline herpesvirus, calicivirus, panleukopenia, chlamydia felis, feline leukemia virus and other diseases.	Cats, Dogs
Zenrelia™	JAK inhibitor in the form of a once-daily oral tablet targeting control of pruritus and atopic dermatitis in dogs.	Dogs
Farm Animal Products

Product	Description	Primary Species
AviPro™ (vaccines)	Includes multiple products that collectively protect against Newcastle disease, infectious bronchitis, fowl cholera, paramyxovirus Type 3, Bursal Disease, other diseases and foodborne pathogens like Salmonella.	Poultry
Baytril	Injectable antibiotic active against bacterial respiratory disease pathogens. Baytril is a shared-class antibiotic.	Cattle, Swine
Catosal™	Injectable for prevention or treatment of deficiencies of vitamin B12 and phosphorus.	Cattle
Denagard™	Treats swine dysentery. Denagard is a shared-class antibiotic.	Swine
Experior	Reduces ammonia gas emissions from an animal or its waste.	Cattle
Hemicell	Enzyme supplement for poultry and swine feeds.	Poultry, Swine
Maxiban / Monteban	Prevents coccidiosis in broiler chickens. Maxiban and Monteban are ionophores used as feed additives.	Poultry
Pulmotil™	Controls swine respiratory disease and bovine respiratory disease (BRD). Pulmotil is a shared-class antibiotic.	Cattle, Swine
Rumensin
Improves feed and milk production efficiency and increases rate of weight gain in cows. Also prevents and controls coccidiosis for cows, calves (excluding veal calves) and goats. Rumensin is an animal-only antibiotic and an ionophore.
Cattle
Surmax™	Prevents necrotic enteritis in broiler chickens. Surmax is an animal-only antibiotic.	Poultry

Our future growth depends on both the life cycle management of our existing products, as well as our pipeline of new products. In addition to supporting our existing product portfolio, a key element of our targeted value creation strategy is to drive revenue growth through portfolio development and product innovation. We continue to pursue the development of new chemical and biological molecules, as well as additional registrations and indications for current products. Our approach to developing compelling innovation is a build, buy and partner strategy where we seek to develop new products internally, with partners or through licenses or acquisitions. We also seek to maximize geographic coverage for our new product launches. We believe we are an industry leader in animal health R&D, with a track record of successful product innovation, business development and commercialization.
New product development and regulatory highlights during 2024 and 2025 included the following:
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
Credelio Quattro: In October 2024, we received final FDA approval for Credelio Quattro, a monthly chewable tablet for dogs that protects against fleas, ticks, heartworms, roundworms, hookworms and three different species of tapeworms. Credelio Quattro was launched in January 2025, and in December 2025 we also received conditional approval for treatment of the New World screwworm. Regulatory approval was received in February 2026 in Australia and additional submissions have now been made in other key markets, including Canada, the EU, Japan and the U.K.
Experior: In October 2024, we received multiple combination clearance approvals from the FDA for Experior to be used in combination with other farm animal products, allowing for broader use in heifers, which represent nearly 40% of the fed cattle population in the U.S.
AdTab: In April 2025, AdTab, a chewable flea and tick treatment for dogs and cats, was approved and launched in the U.K.
Befrena: In December 2025, we received final approval from the U.S. Department of Agriculture (USDA) for Befrena™, a new anti-IL31 monoclonal antibody injection targeting canine allergic and atopic dermatitis. We anticipate launching Befrena in the second quarter of 2026.
Seasonality
While many of our products are sold consistently throughout the year, we do experience seasonality in our pet health business due to increased demand for certain parasiticide product offerings in the first half of the year. For example, in 2025 approximately 70% and 60% of total annual revenue generated by our higher-margin parasiticide products Seresto and Advantage Family, respectively, occurred during the first half of the year, which is reflective of the flea and tick season in the Northern Hemisphere.
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

Certain top selling pet health products, including the Advantage Family and Seresto, are offered through these channels. Our largest customer, an affiliate of Cencora, Inc., is a third-party veterinary distributor and represented approximately 12% of our total revenue in 2025. Our second largest customer, which is also a third-party distributor, represented approximately 7% of revenue in 2025. No other customer represented greater than 5% of revenue during 2025.
Research and Development
Our R&D efforts focus on delivering consistent, high-impact innovation. Our R&D team is a project driven organization, with projects executed and led by highly experienced individuals with deep technical knowledge and substantial experience in discovery research, clinical sciences, technological development and regulatory expertise across our pet health and farm animal product categories. We believe this approach allows us to consistently progress our multi-year innovation projects toward regulatory approvals, while ensuring clear visibility to the innovation portfolio composition, progress and value.
Our R&D organization utilizes a fully integrated global network of labs, service centers and development sites supported by a network of third-party partners. We also have a significant international regulatory operation that manages new product submissions and ensures ongoing compliance for our existing commercial portfolio. As of December 31, 2025, we employed over 1,000 employees in our global R&D and Regulatory Affairs organizations. Our global R&D sites are comprised of the following:

R&D Centers of Excellence with a Global Scope		Major Regional Centers for Key Markets
Kemps Creek, Australia	Speke, U.K.	Sao Paulo, Brazil
Monheim, Germany (1)	Fort Dodge, Iowa	Shanghai, China
Bangalore, India	Indianapolis, Indiana (R&D headquarters)
Basel, Switzerland
(1)As part of a global restructuring plan approved by our Board of Directors in December 2025 (the 2025 Restructuring Plan), we anticipate closing our animal study facility, which held a portion of our labs in Monheim, Germany, by the end of 2026.
In addition to supporting our existing product portfolio, new product innovation is a core part of our business strategy. We prioritize our R&D efforts across species, development phases and technology platforms, focusing on products that prevent and treat disease, improve and extend quality of life, improve the type of care received by animals and/or reduce the environmental impact of raising livestock. We seek to concentrate our resources on projects that match our strategy and where we can leverage our broad technical and commercial capabilities. We focus R&D investments on projects that target novel product introductions with new active ingredients, as well as products leveraging known active ingredients in new indications, presentations, combinations and species expansion, applying large and small molecule approaches for both farm animals and pets. Additionally, we have expertise in employing various delivery strategies for products, including in-feed, injectable, oral and topical formulations developed in conjunction with our manufacturing team to assure reliable and consistent product supply that leverages the capabilities within our internal and external manufacturing network.
Portfolio investment decisions and prioritization are influenced by the probability of technical success, economic value, time to market, portfolio fit and balance. Maximizing geographic coverage for new product innovations also remains a high priority. R&D expenses totaled $368 million in 2025, $344 million in 2024 and $327 million in 2023.
Manufacturing and Supply Chain
We have a global manufacturing network of 16 sites comprised of the following:

International		U.S.
Barueri, Brazil	Santa Clara, Mexico	Clinton, Indiana
Chengdu, China	Banwol, South Korea	Terre Haute, Indiana
Wusi, China	Chungli, Taiwan	Fort Dodge, Iowa
Huningue, France	Speke, United Kingdom	Elwood, Kansas
Cuxhaven, Germany		Kansas City, Kansas (1)
Kiel, Germany		Winslow, Maine
(1)As part of the 2025 Restructuring Plan, we anticipate closing our Kansas City manufacturing facility by the end of 2026.
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
Our strong quality control and quality assurance programs are managed and coordinated globally and are in place at all internal manufacturing sites and external manufacturing hubs. We also regularly inspect and audit our internal sites and CMO locations. To maintain supply of our products, we use a variety of techniques, including comprehensive quality and planning and inventory management systems. We seek to develop an appropriate inventory strategy to fill market demand until an alternative source of supply can be implemented, in the event a supplier becomes unable to provide the required materials or product. However, various developments have led, and in the future may lead, to interruption or shortages in supply until we establish new sources, implement alternative processes, bring new manufacturing facilities online or pause or discontinue product sales in one or more markets.
Pharmaceutical production processes are complex, highly regulated and can vary widely from product to product. Shifting or adding manufacturing capacity can be a lengthy process requiring significant capital expenditures, process modifications and regulatory approvals. As part of our regular and ongoing assessments of the adequacy and cost-effectiveness of our manufacturing capabilities, we may decide to invest in significant improvements to our existing manufacturing facilities. For example, throughout 2025 we have made significant capital investments in the expansion of our biologics manufacturing facility in Elwood, Kansas, as well as expansion projects at other of our global manufacturing facilities. Conversely, we may determine it appropriate to divest or close a manufacturing facility, such as the divestiture of our Manukau, New Zealand, site during 2025 or the planned closure of our Kansas City, Kansas, site in 2026.
Raw Materials
We purchase raw materials and active pharmaceutical ingredients (API) necessary for the commercial production of our products from a variety of third-party suppliers and CMOs. For key API supporting our highest value brands, we generally maintain dual sources. In some instances, we may obtain certain raw or intermediate materials and API from only a single source; however, we utilize inventory management strategies to enable reliable supply. Our active ingredients for biologics are manufactured primarily in internal facilities, while chemically derived active ingredients are sourced from external partners.
Competition
We face intense competition globally. Competition may vary depending on the particular region, species, product category or individual product. We compete principally on the basis of product quality, price, cost-effectiveness, promotional effectiveness, new product development and product differentiation. Some of our products may compete with other branded or generic products already on the market or that are later developed by competitors. When competitors introduce new products with ease-of-use, therapeutic or cost advantages, our products may become subject to decreased sales and/or price reductions.
Our primary competitors include animal health medicines and vaccines companies such as Zoetis Inc., Boehringer Ingelheim Animal Health GmbH, the animal health division of Boehringer Ingelheim GmbH, and Merck Animal Health, the animal health division of Merck & Co., Inc. We also compete with numerous other producers of animal health products throughout the world, including start-up companies working in the animal health area. In addition, we also face competition globally from manufacturers of generic drugs and producers of nutritional health products.
Intellectual Property
Our technology, brands and other intellectual property are important elements of our business. We rely on patent, trademark, copyright and trade secret laws, as well as regulatory exclusivity periods and non-disclosure agreements to protect our intellectual property rights. Our policy is to vigorously protect, enforce and defend our rights to our intellectual property, and we actively seek to protect our proprietary information, including our trade secrets and proprietary know-how, through a variety of means, including by seeking to require our employees, consultants, advisors and partners to enter into confidentiality agreements and other arrangements upon the commencement of their employment or engagement.
Our product portfolio, including product candidates, has approximately 7,000 patents and applications, filed in over 95 countries, with a concentration in our major markets as well as other markets with strong patent laws and protections. While many of the patents and patent applications in our portfolio are the result of our own work, others have been developed in collaboration with partners, acquired through business transactions or licensed to us by third parties. A subset of our current products or product candidates are covered by patents and patent applications. Additionally, many of our vaccine products are based on proprietary or patented master seeds and formulations.
Patents for individual products expire at different times based on the date of the patent filing (or occasionally, the date of patent grant) and the legal term of patents in the countries where such patents are obtained. Some of our principal products, including certain products within our Advantage Family, Rumensin and Maxiban / Monteban do not have patent protection. Other products are protected by patents that expire over the next several years. Below is a summary of our recent and upcoming key patent expirations:

•Galliprant is protected by patents in the U.S., Europe, Canada, Japan and other key markets. While patents covering the active ingredient, grapiprant, have expired in most markets, patents covering the physical form of grapiprant remain in force and will expire between 2026 and 2031, depending on jurisdiction. Patent coverage relating to methods of use and formulation will expire in 2035 in most jurisdictions.
•The Seresto formulation patent will expire in the U.S. in September 2027. In Europe, the formulation patents expired in June 2025, although in some countries, including Spain, Italy and the U.K., supplementary protection certificates (SPCs) have been granted that expire in August 2026.
•Patent coverage for Interceptor Plus extends through October 2028 in the U.S.
•The U.S. patent for Experior's active ingredient, lubabegron, expired in April 2025. Coverage for Experior methods of use will expire in 2037 in the U.S. and 2035 in other key markets.
We also seek to file and maintain trademarks around the world based on commercial activities in most of the regions where we have, or desire to have, a business presence for a particular product. We currently maintain more than 13,300 trademark applications and registrations in major regions, primarily identifying products dedicated to the care of livestock and pets.
Regulatory Matters
The sale of animal health products is governed by the laws and regulations specific to each country in which we sell our products. To maintain compliance with these regulatory requirements, we have established processes, systems and dedicated resources with end-to-end involvement from product concept to launch and maintenance in the market. Our regulatory function is our key interface with the relevant authorities and is responsible for applying for and obtaining the necessary registrations and post-approvals, extending them if appropriate (e.g., developing claims in additional species), updating (e.g., changes to shelf-life or manufacturing site) and ongoing monitoring of safety and efficacy through our global pharmacovigilance system. In this way, the regulatory function ensures registrations remain valid and our products can continue to be sold. To effectively do this, our regulatory function actively engages in dialogue with the relevant authorities regarding policies that relate to animal health products. In most of our markets, the relevant authority is separate from those governing human medicinal products.
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
European Union
The European Medicines Agency (EMA) is a centralized agency of the EU responsible for the scientific evaluation of many of the Veterinary Medicinal Products (VMP) developed by pharmaceutical companies for use in the EU. The agency has a veterinary review section distinct from the medical review section for human products. The Committee for Veterinary Medicinal Products (CVMP) is responsible for scientific review of the submissions for VMP, including immunological products. If the CVMP concludes that all requirements for quality, safety and efficacy are met and the product benefits outweigh the risks, it issues a positive opinion that is forwarded to the European Commission, which makes the final decision following the European comitology procedure. The centralized marketing authorization is valid in all of the EU and in Northern Ireland. All countries that are not part of the EU but belong to the European Economic Area (EEA), such as Norway, Iceland and Liechtenstein, have been part of the scientific assessment done by the CVMP. These countries issue a national marketing approval in accordance with the European Commission's decision.
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
Brazil
The Ministry of Agriculture, Livestock Production and Supply (MAPA) is the regulatory body in Brazil that is responsible for the regulation and control of pharmaceuticals, biologicals, pesticides and medicinal feed additives for animal use. MAPA’s regulatory activities are conducted through the Secretary of Agricultural Defense and its Livestock Products Inspection Department. In addition, regulatory activities are conducted at a State level through the Superintendencies of Agriculture and Livestock (SFA). These activities include the inspection and licensing of both manufacturing and commercial establishments for veterinary products, as well as the submission, review and approval of pharmaceuticals, biologicals and medicinal feed additives. MAPA is one of the most active regulatory agencies in Latin America, having permanent seats at several international animal health forums, such as Codex Alimentarius, World Organization for Animal Health and Committee of Veterinary Medicines for the Americas.
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
•The pesticide bureau under MARA, the Institute for the Control of Agrochemicals (ICAMA), is responsible for the registration and renewal of pesticide products.
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
Environmental, Health and Safety
We are subject to various federal, state, local and international laws and regulations concerning environmental, health, safety (EHS) and sustainability matters. These laws and regulations govern matters such as the emission and discharge of hazardous materials into the ground, air or water; the generation, use, storage, handling, treatment, packaging, transportation, exposure to and disposal of hazardous and biological materials, including recordkeeping, reporting and registration requirements; and the health and safety of our employees. Our operations necessitate obtaining and complying with various permits, registrations and other authorizations from governmental authorities, which retain the power to modify or revoke government-issued authorizations or enforce compliance through fines and injunctions.
Certain environmental laws impose joint and several liability, without regard to fault, for clean-up costs related to the disposal or release of hazardous substances into the environment. This liability may extend to both current or former Elanco owned or operated sites, as well as third-party or offsite disposal locations. While our current reserves for environmental remediation obligations are not material, we could be subject to potential liabilities for the investigation and remediation of legacy environmental contamination from historical industrial activity at sites we own or operate. We are actively monitoring and investigating such contamination at certain sites. Furthermore, in connection with past divestitures, we have assumed indemnification obligations that may require us to conduct or finance environmental clean-ups at sites we no longer own or operate. Conversely, we have also secured indemnification agreements from certain of our past acquisitions for various environmental clean-ups; however, these indemnities are limited in time and scope and may be further restricted by new information or may not be available at all.
Beyond governmental actions, private parties could assert personal injury or other claims against us due to the presence of, or exposure to, hazardous materials on, from or otherwise related to such properties. We have made, and will continue to make, necessary expenditures to ensure compliance with applicable EHS laws and regulations.
Human Capital
Employees. As of December 31, 2025, we employed approximately 9,400 full time employees and approximately 500 fixed-duration employees, which are individuals hired for a pre-defined length of time (typically one to four years). Approximately 30% of our global workforce is U.S.-based. In connection with our previously announced 2025 Restructuring Plan, we expect a global headcount reduction of approximately 300 employees, with an additional 300 positions that will be replaced with positions in growth areas or in lower-cost geographies.

Our Culture. At Elanco, we are committed to fostering a culture where our employees are empowered to think and act like an owner, grounded in our three core values that guide our decisions and four behavioral pillars that guide our actions:
Values:
Integrity – Do the right thing in the right way.
Respect – Respect people, our customers and the animals in their care.
Excellence – Don't settle, set high performance standards and Go Beyond.
Behavioral pillars:
Deliver Outcomes. Results, Not Activity – Focus on the essential, building mastery and a high-performance culture that consistently delivers meaningful outcomes for colleagues, customers and shareholders.
Innovate Boldly. Courage Moves Us Forward – Drive an innovative mindset with the courage to embrace bold risks with big rewards and a commitment to continuously improve our processes, products and services.
Involve Purposefully. Right People. Right Time – Lead with curiosity and humility to include the right people at the right time. Streamline decisions through clear ownership. Think and act as OneElanco, driving the best outcomes for the entire company.
Own It. The Reality. The Fix. The Outcome – Embrace accountability for outcomes and empowerment to take risks. Anticipate challenges and own the interventions. Ask questions, raise concerns and stay fully invested in Elanco's success.
At Elanco, our culture drives employee performance, and our leadership and employees are encouraged to evaluate performance with these values and behavioral pillars in mind.
Human Capital Management. Our comprehensive human capital management strategy includes talent acquisition efforts focused on attracting high-quality candidates from a variety of sources and learning, mentoring and development opportunities for all employees. We also support the continued needs of our workforce through the evolution of our benefits, including paid time off and parental leave.
We have also implemented an employee-led and leadership-supported council that influences the strategic direction of human capital management at Elanco and represents our sites and affiliates from around the world. Additionally, eight Elanco Employee Resources Groups (ERGs) are essential to delivering our promise to employees to foster an inclusive culture and are key to the success of our human capital management strategy. ERGs are unique communities of employees and their allies, offering support and professional development opportunities. Any employee is eligible to join any ERG.
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
Development. We offer employees opportunities to advance their careers at Elanco and are committed to equipping employees with relevant skills and development opportunities to help them thrive and meet the ever-changing needs of customers and stakeholders across our dynamic and growing industry. Beyond professional growth, our employees actively engage in volunteer and giving initiatives aligned with our culture to Go Beyond.
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
Information relating to corporate governance at Elanco, including our Corporate Governance Guidelines, Code of Conduct, Financial Code of Ethics, Articles of Incorporation, Bylaws, Committee Charters; information concerning our executive officers and members of our Board of Directors; and ways to communicate are also available on our website, www.elanco.com. We will provide any of the foregoing information without charge upon written request to Elanco’s Corporate Secretary, Elanco, 450 Elanco Circle, Indianapolis, Indiana 46221. Information relating to shareholder services is also available on our website.
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
The animal health industry is highly competitive. Our competitors include standalone animal health businesses, the animal health businesses of large pharmaceutical companies, specialty animal health businesses, producers of nutritional health products and companies that mainly produce generic products. Several start-up companies also compete in the animal health industry. We believe many of our competitors are conducting R&D activities in areas served by our products and in areas in which we are developing products. These competitors may have access to greater financial, marketing, technical and other resources. As a result, they may be able to devote more resources to developing, manufacturing, marketing and selling their products, initiating or withstanding substantial price competition or more readily taking advantage of acquisitions or other opportunities. Further, consolidation in the animal health industry could result in existing competitors realizing additional efficiencies or improving portfolio bundling opportunities, thereby potentially increasing their market share and pricing power, which could lead to a decrease in our revenue and profitability. For example, many of our competitors have relationships with key distributors and, because of their size, an ability to offer attractive pricing incentives, which may negatively impact or hinder our relationships with these distributors. Additionally, new entrants to the animal health industry could substantially reduce our market share, render our products obsolete or disrupt our business model.
Competitive pressures could also arise from, among other things, differences in safety and efficacy product profiles, limited demand growth or a significant number of additional competitive products being introduced into a particular market, price reductions by competitors, generic competition, the ability of competitors to capitalize on their economies of scale, the ability of competitors to produce or otherwise procure animal health products at lower costs than we can and the ability of competitors to access more or newer technology than we can. To the extent any of our competitors are more successful with respect to any key competitive factor, or we are forced to reduce, or are unable to raise, the price of any of our products in order to remain competitive, our business, financial condition and results of operations could be materially adversely affected.
Our R&D, acquisition and licensing efforts may fail to generate commercially successful new products or to expand the use of our existing products.
Our future success depends on both our existing product portfolio and our ability to continue to identify and develop a pipeline of new products, including new products we develop internally, with partners or obtain through licenses or acquisitions. We commit substantial effort, funds and other resources to R&D activities, primarily through our own dedicated resources but also through collaborations with third parties. We have also acquired or partnered with a number of smaller animal health businesses, and we intend to continue to do so in the future. There are significant risks and uncertainties involved with the execution of these partnerships, including the inability to develop, license or otherwise acquire products or product candidates. Clinical trials and procedures are inherently uncertain, and there can be no assurance that these trials or procedures, whether performed by us or by contract research organizations (CROs) we hire, will be enrolled or completed in a timely or cost-effective manner or result in a commercially viable product or indication. Furthermore, unfavorable or inconsistent clinical data from current or future clinical trials or procedures conducted by us, our competitors or third parties, or perceptions regarding this clinical data, could adversely affect our ability to obtain necessary approvals. Failure to achieve positive clinical trial and/or testing results could have a material adverse effect on our prospects.
The animal health industry is subject to regional and local trends and regulations and, as a result, products that are successful in some markets may not achieve similar success when introduced into other markets. Furthermore, the timing and cost of our R&D may increase, and our R&D may become less predictable as, among other things, regulations applicable to our industry may make it more time-consuming and/or costly to research, develop and register products. For example, in December 2025, the U.S. Congress enacted legislation referred to as the BIOSECURE Act which bans U.S. domiciled entities from working with Biotechnology Companies of Concern (BCCs), such as certain Chinese-affiliated CROs. The BIOSECURE Act and/or similar legislation could prevent us from engaging capable CROs with ties to China and, if equivalent alternative CROs are not available, we could incur materially higher costs for conducting R&D activities.
New products may appear promising in development but fail to reach the market within the expected or optimal timeframe, and we may be unable to predict with precision when, if or subject to what conditions any of our products now under development will be approved and/or launched, or if approved, whether limitations to a product or the specific circumstances for which a product is approved, will match our expectations. For example, in 2024, the FDA determined that our Zenrelia product label would be required to include a boxed warning on safety. While other regulatory bodies outside the U.S. have not required similar warnings, and while the FDA has since concluded that certain of the warning language may be removed, we believe the inclusion of this warning slowed the initial product adoption curve in the U.S., although the long-term impact of such effect cannot be definitively known. In addition, product extensions or additional indications may not be approved. Developing and commercializing new products subjects us to inherent risks and uncertainties, including (i) delayed or denied regulatory approvals, (ii) delays or challenges with producing products in accordance with regulatory requirements, on a commercial scale and at a reasonable cost; (iii) failure to accurately predict the market for new products; and (iv) efficacy and safety concerns, any of which could lead to a slower or more limited commercial adoption of one of our products than initially estimated. Once necessary regulatory approvals are obtained, we cannot predict whether our products, once launched, will be commercially successful or will achieve revenue consistent with our expectations. The commercial success of any new product depends upon, among other things, its acceptance by veterinarians and end customers, and on our ability to successfully manufacture, market and distribute products in sufficient quantities to meet demand. If we are unable to generate and bring commercially successful new products to market, or expand the use of our existing products, our business, financial condition and results of operations could be materially adversely affected.
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
In certain markets we face increasing competition from generic alternatives to our products, and we depend on patents and related rights to enable our exclusive sale of certain products. Patents for individual products expire at different times based on a variety of factors, including the date of the patent filing (or sometimes the date of patent grant) and the legal term of patents in the jurisdictions where such patents are obtained. The extent of protection afforded by our patents varies from jurisdiction to jurisdiction and is limited by the scope of the claimed subject matter of our patents, the term of the patent and the availability and enforcement of legal remedies in the applicable jurisdiction. Some of our principal products, including certain products within our Advantage Family, Rumensin, Maxiban / Monteban, and beginning in 2025 in certain markets, Seresto, do not have patent protection. Other products are protected by patents that expire over the next several years. For further information, see Item 1. Business – Intellectual Property. As the patents for a product expire, competitors may begin to introduce generic or other alternatives, and as a result, we may face competition from lower-priced alternatives to many of our products. Further, generic competitors have sold, and could in the future attempt to market and/or sell, competing products before our patent rights expire. For example, in January 2026, a competitor began selling a generic product competitive to our Seresto collar in the U.S., more than a year before certain relevant patent rights expire. If animal health customers increase their use of new or existing generic products, we may be forced to lower our prices and/or provide discounts or rebates in order to compete. In such event, our business, financial condition and results of operations could be materially adversely affected.
Regulatory restrictions and bans on the use of antibiotics and productivity products in farm animals, as well as changing market demand, may continue to negatively affect demand for certain of our farm animal products.
Our operational results have been, and may continue to be, affected by regulations and changing market demand. In certain markets, including the U.S., sales of certain of our farm animal products have been negatively affected by changes in consumer sentiment for proteins and dairy products produced without the use of antibiotics or other products intended to increase animal production. There are two classes of antibiotics used in animal health: shared-class, or medically important, antibiotics, which are used to treat, control and/or prevent infectious diseases caused by pathogens that occur in both humans and animals; and animal-only, or non-medically important, antibiotics, which are used to treat, control and/or prevent infectious diseases in animals, and in some instances, promote animal growth performance. Concerns that the use of antibiotics in farm animal production may contribute to increased antibiotic resistance of human pathogens have resulted in regulation and changing market demand. For example, in 2022 the EU began restricting the use of preventative antibiotics to farm animals through feed, which has led to increased market demand for alternative antibiotic products. Further, a similar ban was also recently implemented in Vietnam in January 2026. Similar bans and restrictions in other countries could result in a material adverse effect on our sales of antibiotic products.

Globally, during 2025, our revenue from shared-class antibiotics represented 9% of total revenue, while our revenue from animal-only antibiotics represented 15% of total revenue. In 2025, 89% of our revenue from animal-only antibiotics resulted from the sale of ionophores, which are a special class of animal-only antimicrobials. To date, because of their animal-only designation, mode of action and spectrum of activity, the use of ionophores has not been materially impacted by regulations or changing market demand in many international markets. However, the impact of changes in regulations and market preferences regarding the use of antibiotics and productivity products in farm animals could have a material adverse effect on our business, financial condition and results of operations. If there is an increased public perception that consumption of food derived from animals that utilize our products poses a risk to human health, there may be a further decline in the production of those food products and, in turn, demand for our products. In addition, antibiotic resistance concerns could result in additional restrictions or bans, expanded regulations or public pressure to further reduce the use of medically important antibiotics in farm animals, increased demand for antibiotic-free protein or changes in the market acceptance or regulatory treatment of ionophores, any of which could materially adversely affect our business, financial condition and results of operations.
An outbreak of infectious disease carried by farm animals could negatively affect the demand for, and sale and production of, our farm animal products.
Sales of our farm animal products could be materially adversely affected by a general outbreak of infectious disease, or an outbreak of disease carried by farm animals, which could lead to the widespread death or precautionary destruction of farm animals as well as reduced consumption and demand for animal-derived protein. In addition, outbreaks of disease carried by farm animals may reduce regional or global sales of particular animal-derived food products or result in reduced exports of such products, either due to heightened export restrictions or import prohibitions, which may reduce demand for our farm animal products due to reduced herd or flock sizes. In the past, outbreaks of various diseases such as African Swine Fever, avian influenza, foot-and-mouth disease, bovine spongiform encephalopathy (also known as BSE or “mad cow” disease) and porcine epidemic diarrhea virus (PEDV) have negatively impacted sales of our animal health products, and the discovery of additional cases of any of these, or other diseases, including New World screwworm, may result in additional restrictions on animal-derived protein, reduced herd or flock sizes or reduced demand for animal-derived protein, any of which may have a material adverse effect on our business, financial condition and results of operations.
Our R&D relies on evaluations of animals and may become subject to bans, additional restrictive regulations or increased attention from activism movements.
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
We primarily sell our pet health products to third-party distributors and retailers, as well as directly to veterinarians. We primarily sell our farm animal products to third-party distributors and directly to a diverse set of farm animal producers, including beef, dairy, pork and poultry operations. In recent years, there has been a trend toward the concentration of veterinarians in large clinics and hospitals, and we have also seen consolidation among farm animal producers, particularly swine and poultry producers, and among our distributors. Furthermore, we have seen the expansion of larger cross-border corporate customers and an increase in the consolidation of buying groups (cooperatives of veterinary practices that leverage volume to pursue discounts from manufacturers). If these trends toward consolidation continue, our customers could attempt to improve their profitability by leveraging their buying power to obtain favorable pricing. The resulting decrease in our prices could have a material adverse effect on our business, financial condition and results of operations.
For our pet health products, increased use of alternative distribution channels, or changes within existing distribution channels, could negatively impact our market share, margins and distribution of our products.
In most markets, pet owners have historically purchased their animal health products directly from veterinarians. However, pet owners increasingly have the option to purchase animal health products from sources other than veterinarians, such as online retailers, “big-box” retail stores, specialty pet shops via telemedicine distributors or other distribution channels. This trend has been demonstrated by the significant shift away from the veterinarian distribution channel in the sale of flea and tick products and has been accelerated by the increased consumer preferences toward e-commerce in recent years. Pet owners may continue to decrease their reliance on, and visits to, veterinarians as they rely more on internet-based animal health information and telemedicine. Because we market our pet health prescription products primarily through the veterinarian distribution channel, in the event of a significant decrease in visits to veterinarians by pet owners, our market share for such products could be reduced.
Further, legislation has been proposed in certain U.S. states, and in the future may be proposed in the U.S. Congress, other U.S. states or abroad, that could impact the distribution channels for our pet health products. For example, such legislation may require veterinarians to provide pet owners with written prescriptions and disclosure that the pet owner may fill prescriptions through a third party, which may further reduce the number of pet owners who purchase their animal health products, or fill their prescriptions, directly from veterinarians. Many countries and states already have regulations requiring veterinarians to provide prescriptions to pet owners upon request. Legislation may also be advanced that would allow for greater access to pet health products via telemedicine channels, potentially impacting our mix of distribution. These changes could lead to the increased substitution of our pet health products with other animal health products, including generic products, if such other products are deemed to be lower-cost alternatives.
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
If any of our top products experience issues, such as disruptive innovations or the introduction of more effective competitive products, negative publicity, changes in veterinarian or customer preferences, loss of patent protection, material product liability litigation, new or unexpected side effects, manufacturing disruptions and/or regulatory proceedings, our revenue could be negatively impacted, perhaps significantly. Our top five products and/or product families, Advantage Family, Seresto, Credelio Family, Rumensin and Maxiban / Monteban represented approximately 38% of our total revenue in 2025, with our largest product family, Advantage Family, representing approximately 10% of total revenue. Any issues with these top products could have a material adverse effect on our business, financial condition and results of operations.
We may not be able to successfully complete favorable transactions or successfully integrate acquired businesses when we pursue acquisitions, divestitures, joint ventures or other significant transactions.
From time to time, we evaluate potential acquisitions, divestitures or other significant transactions to further our strategic objectives. The completion of such transactions is often subject to conditions that may be outside our control, including obtaining the requisite approval of the shareholders of the target company and/or government antitrust/competition approvals. Accordingly, we may not be able to complete announced and signed transactions and therefore may not realize the anticipated benefits therefrom. In the event of a material acquisition or divestiture, we may be required to devote significant management attention and resources to integrating the portfolio and operations of an acquired company or carving out a divested business. Potential difficulties we could encounter in an integration or carve out process include:
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
•the loss of key employees;
•potential unknown liabilities and unforeseen increased expenses, delays or unfavorable conditions in connection with the closing of the transaction and the subsequent integration or carve out; and
•performance shortfalls by our legacy or the acquired company as a result of the diversion of management’s attention from ongoing business activities.
To the extent integration or carve-out activities are required for future acquisitions, divestitures or joint ventures, we could be required to deploy significant resources and attention to these efforts. If we are unable to successfully integrate or carve-out our systems to support critical business operations of acquired or divested businesses or to produce information for business decision-making activities, we could experience a material adverse impact on our business, including increased costs, data integrity and/or cybersecurity risks and an inability to timely and accurately report our financial results.
Future acquisitions could also result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, increased amortization expenses related to acquired intangible assets and increased operating expenses, any of which could adversely affect our financial condition and results of operations. Furthermore, if we issue equity or debt securities to raise additional funds, our existing shareholders may experience significant dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing shareholders. In addition, if we sell a substantial number of shares of common stock in the public markets, the market price of our common stock could be negatively impacted and could impair our ability to raise future capital through the sale of additional equity securities.
We may not be able to successfully implement future restructuring activities or other significant organizational changes.
We have, from time to time, restructured or made other adjustments to our workforce and manufacturing footprint. Execution of such organizational changes can involve significant costs, including expenses related to severance, asset impairments and other potential charges. For example, in December 2025, we initiated the 2025 Restructuring Plan to support margin expansion, optimize our manufacturing and R&D footprints and further invest in innovation. We incurred $155 million of pre-tax charges associated with this restructuring plan in 2025, with an additional $25 million to $30 million expected to be incurred in 2026 (see Note 5. Asset Impairment, Restructuring and Other Special Charges to the consolidated financial statements for further information).
There are also other significant risks involved with such changes, including the potential for significant business disruption, diversion of management's time and attention from ongoing operations, loss of human capital talent, temporarily reduced productivity and the risk of failing to achieve some or all of the anticipated benefits of the restructuring or organizational changes. We may need to implement additional restructuring plans or other strategic initiatives in the future in response to market or product changes, performance issues, changes in strategy, acquisitions and/or other internal or external considerations. If we are unable to successfully manage and implement any future restructuring plan or other significant organization change, we may not achieve or sustain the expected growth or cost savings benefits of these activities, or do so within the expected timeframe, and in such instance, our financial condition and results of operations could be materially adversely impacted.
Manufacturing challenges and capacity imbalances, including at our contract manufacturers, have caused, and may in the future cause, product launch delays, inventory shortages, recalls and/or unanticipated costs.
In order to sell our products, we must be able to produce and ship sufficient quantities to our customers. We own and operate 16 manufacturing sites across nine countries and also employ a network of approximately 140 third-party CMOs. Many of our products involve complex manufacturing processes, are highly regulated and may rely on inputs that are sole-sourced from a singular manufacturing site. Shifting or adding manufacturing capacity can be a lengthy process requiring significant capital expenditures, process modifications and regulatory approvals. Accordingly, unplanned plant shutdowns, manufacturing or quality assurance difficulties, failure or refusal of a supplier or CMO to supply contracted quantities or variability and/or other difficulties in predicting demand for our products have caused, and may in the future cause, interruption or higher costs in the supply of certain products, product shortages or pauses or discontinuations of product sales in one or more markets. Further, minor deviations in our manufacturing or logistical processes, such as temperature excursions or improper package sealing, could result in, and have in the past resulted in, delays, inventory shortages, unanticipated costs, product recalls, product liability and/or regulatory action. In addition, a number of factors could cause production interruptions, including, but not limited to:
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
These interruptions could result in launch delays, inventory shortages, recalls, unanticipated costs or issues with our agreements under which we supply third parties, which may materially adversely affect our business, financial condition and results of operations. Further, global transportation and logistics challenges, cost inflation and tight labor markets have caused, and in the future may cause, delays in and/or increased costs related to the distribution of our products, the construction or acquisition of manufacturing capacity, procurement activity and supplier or contract manufacturer arrangements. In addition, volatility in the overall demand for animal health products in different markets and distribution channels has had, and may continue to have, a number of impacts on our business, including increased costs and disruptions in the supply of our products. Our manufacturing network may be unable to meet the demand for our products, or we may have excess capacity if demand for our products changes. In addition to the negative impact on our cash flows, if we are unable to effectively manage the purchase and production of our inventories to match the timing of customer demand, we may face increased costs and the potential for our inventories to become unusable or obsolete.
As part of our regular and ongoing assessments of the adequacy and cost-effectiveness of our manufacturing capabilities, we may decide to invest in significant improvements to our existing manufacturing facilities. For example, throughout 2025 we have made significant capital investments in the expansion of our biologics manufacturing facility in Elwood, Kansas, as well as expansion projects at other of our global manufacturing facilities. These types of projects are subject to risks of delay or cost overruns inherent in any large construction project and require licensing by or approvals from various regulatory authorities. The unpredictability of a product’s regulatory or commercial success or failure, the lead time necessary to construct highly technical and complex manufacturing sites and shifting customer demand (including as a result of market conditions or entry of branded or generic competition) increase the potential for capacity imbalances. In addition, construction of sites is expensive, and our ability to recover costs will depend on the market acceptance and success of the products produced at the new sites, which is uncertain. Significant cost overruns or delays in completing these projects could have a material adverse effect on our financial condition and results of operations.
Increased or decreased inventory levels in our distribution channels can lead to fluctuations in our revenues and levels of inventory on-hand.
We sell many of our products to distributors and retailers who, in turn, sell these products to third parties. Inventory levels at our distributors and retailers increase or decrease as a result of various factors, including new product launches, end customer demand, new customer contracts, heightened competition, required minimum inventory levels, our ability to renew distribution contracts with expected terms, our ability to implement commercial strategies, regulatory restrictions, unexpected customer behavior, proactive measures taken by us in response to shifting market dynamics and environmental factors beyond our control. These increases and decreases may lead, and have led, to variations in our quarterly and annual revenues. Failure to appropriately anticipate inventory levels in our distribution channels could materially adversely affect our financial condition and results of operations.
We use machine learning and artificial intelligence (AI) in our business, and challenges with properly managing its use could result in operational, competitive or reputational harm and legal liability.
We use AI in multiple ways and continue to expand its uses in our operations, as do third parties with whom we do business. Machine learning and AI are rapidly evolving technologies, and their use presents a number of operational, legal, ethical, compliance and reputational risks. AI algorithms are known to sometimes produce unexpected results or behave in unpredictable ways that can generate irrelevant, nonsensical, deficient, factually inaccurate or biased content and results. If our use of AI, or AI use by third parties on our behalf, becomes controversial, we may experience reputational harm to our brand, competitive harm or legal liability. At the same time, our competitors may incorporate AI into their operations with more successful outcomes, which would also harm our business. We also expect there could be new laws or regulations concerning the use of AI technology, which might be burdensome to comply with and may limit our ability to use this technology. We might not be able to attract and retain the talent necessary to support our AI technology initiatives and maintain our systems. Any disruption or failure in our AI systems or those of third parties on whom we rely could result in delays and operational challenges, and the various operational, compliance and reputational issues could materially adversely affect our business, financial condition and results of operations.
We depend on sophisticated information technology (IT) systems and infrastructure.
We rely on sophisticated IT systems and infrastructure to manage and operate our business. We have made, and will continue to make, significant configuration, process and data changes within many of the IT systems we use. If our IT systems and processes are not sufficient to support our business needs, or if we fail to properly implement our new business processes, our ability to conduct business and our relationships with our customers or other key business partners could be harmed, perhaps materially so. Further, if an IT system failure or outage were to delay or impair our ability to timely report our financial condition and results of operations, our reputation and/or relationships with shareholders could be harmed.
In addition, the implementation of new IT systems may be more difficult, costly, or time-consuming than expected and cause disruptions in our operations and, if not properly implemented and maintained, negatively impact our business. Even if we are able to successfully implement, configure and change our systems, all technology systems, even with implementation of security measures, are vulnerable to disability, failures and cybersecurity risks, including unauthorized access. If our IT systems or our service providers' IT systems were to fail or be breached, this could materially adversely affect our reputation and our ability to perform critical business functions, and sensitive and confidential data could be compromised.
Our business may be negatively affected by weather conditions, seasonality and the availability of natural resources.
The animal health industry and demand for many of our products in a particular region are affected by weather conditions, including those related to climate change, varying weather patterns and weather-related pressures from pests, such as ticks. As a result, we may experience regional and seasonal fluctuations in our results of operations. We also experience seasonality in our pet health business due to increased demand for certain parasiticide product offerings in the first half of the year. For example, in 2025 approximately 70% and 60% of the total revenue for our higher-margin parasiticide products Seresto and Advantage Family, respectively, was generated in the first half of the year, reflective of the flea and tick season in the Northern Hemisphere. As such, fluctuations in our revenue due to seasonality and/or weather or climate-related factors may mean period-to-period comparisons of our results of operations will not necessarily be meaningful. In addition, veterinary hospitals and practitioners depend on visits from, and access to, the animals under their care. Veterinarians' patient volume and ability to operate could be adversely affected if they experience prolonged snow, ice or other severe weather conditions, particularly in regions not accustomed to sustained inclement weather.
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
•Limited ability to access the global financial market, which could negatively impact our short-term and long-term liquidity; or
•Significant changes in the political environments in the markets in which we manufacture, sell or distribute our products, including lockdowns, import/export restrictions or other governmental mandates that limit or close operating and manufacturing facilities, restrict travel or otherwise prevent us or our third-party partners, suppliers or customers from sufficiently staffing operations, including operations necessary for the production, distribution and sale of our products.
Despite our efforts to manage and limit these impacts, they will likely ultimately be dependent on factors beyond our control, including the duration and severity of any such outbreak, as well as third-party actions taken to contain its spread and mitigate its effects.

A loss of key personnel or highly skilled employees could disrupt our operations.
Our future success depends partly on the continued service of our highly qualified and well-trained key research, engineering, sales, marketing, manufacturing, executive and administrative personnel. We face intense competition for these qualified personnel, particularly for certain highly technical specialties in geographic areas where we recruit. Due to this intense competition, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business, or to recruit or identify suitable replacement personnel. If we are unsuccessful in our recruitment and retention efforts, our business may be harmed. In addition, if we fail to effectively manage organizational and/or strategic changes, our financial condition, results of operations and reputation, as well as our ability to successfully attract, motivate and retain key employees, could be harmed.
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
Economic, Market and Financial Risks
We have substantial indebtedness.
We had approximately $3.8 billion of outstanding indebtedness at December 31, 2025, excluding our finance lease liability. A significant amount of our cash flows from operations is dedicated to servicing this indebtedness and will not be available for other purposes, including our operating, investing or financing needs. Our ability to make scheduled payments or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions, and to certain financial, business, legislative, regulatory or other factors beyond our control. If our cash flows and capital resources are insufficient to fund our debt service obligations, or we are unable to access capital markets for additional financing on terms acceptable to us, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional debt or equity financing or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In such event, we may not be able to execute any such measures on commercially reasonable terms, or at all, and even if successful, could still face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. Further, our debt instruments may restrict our ability to dispose of assets, the use of proceeds from those dispositions and/or our ability to raise debt or equity financing to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations when due.
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
Our high level of indebtedness could have other important consequences, including, but not limited to:
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
Certain of our credit facilities contain, and any future indebtedness of ours may contain, covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•incur additional debt, guarantee indebtedness or issue certain preferred shares;
•pay dividends on or make distributions in respect of, or repurchase or redeem, our capital stock or make other restricted payments;
•make loans or certain investments;
•sell certain assets;
•create liens on certain assets;
•consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•enter into certain transactions with our affiliates; and
•substantially alter the business we conduct.
In addition, certain of our credit facilities require us to comply with a net total leverage ratio, an interest coverage ratio and other covenants specific to the underlying composition of our U.S. accounts receivables portfolio (see Note 7. Debt and Finance Lease Liability to the consolidated financial statements for further discussion and descriptions of debt covenants). As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. A failure to comply with the covenants under the indenture that governs our senior unsecured notes and credit facilities, or any of our other existing or future indebtedness, could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In an event of default under our credit facilities, it is expected that the lenders:
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
Credit rating agencies continually revise their ratings for the companies they follow, including us. Credit rating agencies also evaluate our industry as a whole and may change their credit ratings for us based on their overall view of our industry. We cannot be sure that credit rating agencies will maintain their ratings for us or for certain of our debt. For example, S&P, Moody's and Fitch have downgraded our credit ratings in the past, most recently in 2023. Because the ratings of our Senior Notes due 2028 were downgraded, we have been required to pay additional interest under these notes, and any further downgrades could result in requirements to pay additional interest. Moreover, any decision to downgrade our ratings could restrict our access to, and negatively impact the terms of, current or future financings and trade credit extended by our suppliers of raw materials or other vendors.
Changes in interest rates may adversely affect our earnings and/or cash flows.
Certain of our credit facilities bear variable interest at the Term SOFR and Euro Interbank Offered Rate (EURIBOR) reference rates. Our variable-rate indebtedness is exposed to the risk of rising interest rates, as increases in Term SOFR, EURIBOR or other benchmark rates expose us to additional interest expense. We are also exposed to the risk of rising interest rates to the extent we fund our operations with short-term or variable-rate borrowings. See Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk for further discussion around our exposure to changes in interest rates.
We may be required to write down goodwill or other identifiable intangible assets.
At December 31, 2025, the net carrying value of goodwill and other identifiable intangible assets on our consolidated balance sheet was $4,779 million and $3,408 million, respectively. Under accounting principles generally accepted in the U.S. (GAAP), we are required to annually assess our goodwill for impairment, and more frequently whenever events or changes in circumstances indicate an impairment may have occurred. We are also required to assess the recoverability of our other identifiable intangible assets whenever events or changes in circumstances indicate the carrying amount may not be fully recoverable. Determining whether an impairment exists or may have occurred, and the amount of the potential impairment, involves qualitative criteria and quantitative data based on management’s estimates and assumptions, which require significant judgment and could change given a change in circumstances, future events or as new information becomes available. For example, due principally to the sharp increase in long-term treasury rates in 2023, which led to an increased discount rate assumption relative to prior assessments, we recorded a $1,042 million pre-tax goodwill impairment charge. Future changes in our discount rate or other significant assumptions, or the use of alternative estimates and assumptions, could expose us to further goodwill impairment losses. We have also incurred other intangible asset impairment charges in 2025 and 2024 (see Note 5. Asset Impairment, Restructuring and Other Special Charges to the consolidated financial statements for further information). Any impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our results of operations in the period(s) when recognized.
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
We also rely on third parties to source many of our raw materials and to manufacture products that we distribute. Principal materials used in our manufacturing operations for key brands are typically available from more than one source; however, in certain instances we obtain raw or intermediate materials from a single source. We generally seek to develop an appropriate inventory strategy to fill market demand until an alternative source of supply can be implemented, in the event a supplier becomes unable to provide the required materials or product. However, various developments have led, and may in the future lead, to interruption or shortages in supply until we establish new sources, implement alternative processes, bring new manufacturing facilities online or pause or discontinue product sales in one or more markets. For example, in September 2024 one of our contract manufacturing supply partners, TriRx Speke, entered into trading administration, a formal insolvency process in the U.K. In November 2024, we acquired this manufacturing site for approximately $36 million in an effort to minimize supply disruption (see Note 4. Acquisitions and Divestitures to the consolidated financial statements for further information). Additionally, we have and may continue to experience cost increases for certain raw materials or other components required to manufacture our products due to increased shipping costs and other inflationary pressures. This may have a material adverse impact on our financial results if we cannot pass on such increases to our customers. Further, the unavailability or delivery delays of raw materials has affected and could continue to affect our ability to ship the related products timely, more severely impacting high-volume or high-margin products.
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
•compliance with a wide variety of laws and regulations, including the U.S. Foreign Corrupt Practices Act (the FCPA) and similar non-U.S. laws and regulations;
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
•corruption risk inherent in business arrangements and regulatory contacts with foreign government entities and in private business dealings in countries with a higher incidence of corruption;
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
We operate on a global basis and are exposed to the risk that our earnings, cash flows and equity could be adversely impacted by fluctuations in foreign currency exchange rates. Because our results are reported in U.S. dollars, we are exposed to foreign currency exchange risk, as the functional currency financial statements of non-U.S. subsidiaries are translated to U.S. dollars for reporting purposes. We are primarily exposed to foreign exchange rate risk with respect to the Euro, British pound, Swiss franc, Brazilian real, Australian dollar, Japanese yen, Canadian dollar, Chinese yuan and Polish zloty. To the extent revenue and expense transactions are not denominated in the functional currency, we are also subject to the risk of transaction losses. Given the volatility of exchange rates and despite the mitigating impact of foreign currency forward or option derivative contracts we enter into to reduce the effect of fluctuating currency exchange rates, there is no guarantee we will be able to effectively manage currency transaction and/or translation risks, which could adversely affect our results of operations.
We also have a series of cross-currency interest rate swaps (net investment hedges) to help mitigate the impact of currency rate fluctuations on our operations in Switzerland with tenors in August and November of 2026 and February of 2027. As of December 31, 2025, these net investment hedges have generated net losses of approximately $155 million due to exchange rate movements between the U.S. dollar and Swiss franc, and we are exposed to additional net losses to the extent the U.S. dollar weakens further against the Swiss franc. Net investment hedges present settlement exposure to the extent they remain in a loss position at maturity. To the extent we must use cash on hand to settle these instruments, this could adversely affect our financial condition and cash flows. See Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk for further discussion around our exposure to potential changes in foreign currency exchange rates.
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

Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets or in a change in the expected rate of return on plan assets. As of December 31, 2025, for pension plans with projected benefit obligations in excess of plan assets, the projected benefit obligation was $353 million with plan assets of $199 million. Any changes in the discount rate could result in a significant increase or decrease in the valuation of pension obligations, affecting the reported funded status of our pension plans as well as the net periodic pension cost in the following years. Similarly, changes in the expected or actual return on plan assets can result in significant changes in the net periodic pension cost in the following years. In the event we need to make additional cash contributions to these plans, this will divert resources from our operations and may have a material adverse effect on our business, financial condition and results of operations.
We do not anticipate paying dividends on our common stock in the foreseeable future.
We do not anticipate paying any dividends in the foreseeable future on our common stock. Certain of our credit facilities contain restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to pay dividends or to make other restricted payments. As a result, capital appreciation of our common stock, if any, may be our shareholders' major source of gain for the foreseeable future. While we may change this policy at some point in the future, we cannot make any assurances we will make such a change.
We could be negatively impacted by being a target of shareholder activism, causing us to incur significant expense and hinder or disrupt the execution of our business strategy.
While we value constructive input from our investors and regularly engage in dialogue with our shareholders regarding our business strategy and performance, shareholder activism, which takes many forms and arises in a variety of situations, has been increasingly prevalent among publicly traded companies. For example, in 2024 we entered into a cooperation agreement with an investor, pursuant to which we expanded our board of directors by two seats, added two directors originally nominated by the investor and agreed to certain other governance matters. If we become the subject of new or additional forms of shareholder activism, such as proxy contests or hostile bids, the attention of our management and our Board of Directors may be diverted from executing our strategy. Such shareholder activism could give rise to perceived uncertainties as to our future strategy, adversely affect our relationships with business partners and make it more difficult to attract and retain qualified personnel. Responding to unwanted shareholder activism has resulted in and could in the future result in substantial costs, including significant legal fees and other expenses. Our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any shareholder activism.
We may incur additional tax expense or become subject to additional tax exposure.
We are subject to income taxes in the U.S. and numerous other jurisdictions. Future results of operations could be adversely affected by changes in our effective tax rate as a result of a change in the mix of earnings between U.S. and non-U.S. jurisdictions or among jurisdictions with differing statutory tax rates, and the enactment of new tax laws, such as those stemming from the Organization for Economic Cooperation and Development's Pillar Two initiative, or changes to existing laws, regulations, or treaties (or their interpretation) in the U.S. or foreign jurisdictions where we operate. Such changes could include modifications to tax rates, deductions, credits or the U.S. taxation of international income, and could be applied retroactively. In addition, changes in our overall profitability, changes in GAAP, changes in the valuation of deferred tax assets and liabilities, the results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures could individually or in the aggregate have a material adverse effect on our income tax expense.
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
As a global company, we are subject to various state, federal and international laws and regulations, including regulations relating to the development, quality assurance, manufacturing, importation, distribution, marketing and sale of our products. These laws and regulations, and the approach taken by relevant authorities to enforce them, are continuously evolving. For example, changes to environmental risk assessments associated with pet parasiticides in Europe are currently being evaluated and could be proposed or implemented in the near future. Additionally, in the EU, the Veterinary Medicinal Products Regulation updated the rules related to the authorization and use of veterinary medicines effective January 28, 2022. These updated rules limit the use of antibiotics, tighten importation rules, impose different pharmacovigilance reporting standards and impose new product packaging standards. This regulation is still being implemented at the member state level and as such, differing requirements may be adopted by individual member states, which would have the effect of increasing the compliance requirements for our business in the EU, with resulting costs. We will not be able to market new products unless and until we have obtained all required regulatory approvals or equivalent notices in each jurisdiction where we plan to market those products. Even after a product reaches market, we may be subject to re-review and may lose our approvals. Our failure to obtain approvals, delays in the approval process or our failure to maintain approvals in any jurisdiction may prevent us from selling products in that jurisdiction until approval or re-approval is obtained, if ever.
In addition, our manufacturing facilities, including manufacturing facilities operated by our CMOs, are subject to periodic inspections by regulatory agencies. An inspection may report conditions or practices that indicate possible violations of regulatory requirements. The imposition of more restrictive regulations on our products, a failure by us, or third parties we rely on, including CMOs, to comply with applicable regulatory requirements, allegations of such non-compliance or the discovery of previously unknown problems with a product or manufacturer could result in, among other things, inspection observation notices, warning letters or similar regulatory correspondence, fines, a partial or total shutdown of production in one or more of our facilities while an alleged violation is remediated, withdrawals or suspensions of current products from the market and civil or criminal prosecution, as well as decreased sales as a result of negative publicity and product liability claims. Any one of these consequences could materially adversely affect our business, financial condition and results of operations.
If the acceptance and/or adoption of our farm animal sustainability initiatives do not continue, our future results may be materially impacted.
We have made significant progress in recent years in gaining acceptance of farm animal sustainability products. However, throughout 2025, the U.S. presidential administration has implemented significant changes to the size and scope of the federal government, and among these changes, certain previously authorized government incentives focused on the adoption of new products for the sole purpose of sustainability have been frozen or rescinded. Given the absence of government incentives as a result of these changes, we believe the adoption rate of Bovaer, one of our farm animal sustainability products, has been tempered. As a result, we are continuing to make investments to support Bovaer's adoption beyond its initial launch, and we expect that additional studies, which are underway, and a potential expansion of claims may be required to expand Bovaer's value proposition and achieve its expected potential. Ultimately, the degree of acceptance for Bovaer and other products for the sole purpose of sustainability is uncertain, especially in the absence of government subsidies incentivizing such adoption, and there can be no assurance we will be able to expand the use of our sustainability products in the U.S. or other markets. In the event we are unable to do so, we could be subject to lower than expected sales of these products, sales at prices that contribute minimally, or even negatively, to our gross margin, inventory and/or other asset write-offs, increased investments in our R&D and sales and marketing efforts to support these products, among other potential adverse impacts to our results of operations.
Increased regulation or decreased governmental financial support relating to the raising, processing or consumption of farm animals could reduce demand for our farm animal products.
Companies in the farm animal sector are subject to extensive and increasingly stringent regulations. If farm animal producers are adversely affected by new regulations or changes to existing regulations, they may reduce herd or flock sizes or become less profitable and, as a result, they may reduce their use of our products. Also, many farm animal producers benefit from governmental subsidies, and if such subsidies were to be reduced or eliminated, these companies may become less profitable and, as a result, may reduce their use of our farm animal products. More stringent regulation of and/or decreased governmental financial support for the farm animal sector could have a material adverse effect on our business, financial condition and results of operations.
Tariffs, trade protection measures or other modifications of foreign trade policy may harm us or our customers.
Meaningful changes in laws, tariffs, trade agreements and policies governing international trade in the territories and countries where we and our customers do business could negatively impact us and our customers’ businesses and adversely affect our results of operations. Tariffs in key markets can change significantly and without notice, as has occurred throughout 2025 and into 2026. Significant trade disruptions, or the establishment or increase of tariffs, trade protection measures or restrictions and/or any retaliatory actions from foreign governments, could result in lost sales and increased costs. Given the international nature of our supply chain, in certain instances we, our customers or other key business partners depend on suppliers and service providers based in China, Canada, Europe, Mexico and other foreign jurisdictions. Changes to U.S. trade policy throughout 2025 have resulted in new or higher tariffs on goods imported from these and other countries, and some countries have imposed retaliatory tariffs on imports from the U.S. While pharmaceutical products have been largely exempt from the U.S. tariffs imposed in 2025, it remains uncertain if this will continue to be the case, and pharmaceutical products are not exempt from all tariffs imposed outside of the U.S. We will continue to monitor developments and evaluate the potential impact from any new or changing tariffs, trade protection measures, extraterritorial regulation, import or export regulations or other restrictions imposed or maintained on our current or future products, customers or other key business partners by the United States, China, Canada, Europe, Mexico or other countries. For example, on February 20, 2026, the U.S. Supreme Court issued a decision concluding that the International Emergency Economic Powers Act does not provide authority for the U.S. President to impose tariffs. Subsequently, new tariffs were imposed pursuant to Section 122 of the Trade Act of 1974. The ultimate financial impact of these and other decisions cannot be reasonably estimated at this time; however, any significant changes in tariffs or trade regulation could have a material adverse effect on our business, financial condition and results of operations.
Additionally, a number of our customers, including customers of our farm animal products, rely on zero or minimal duty benefits provided by trade agreements, such as the U.S.-Mexico-Canada Agreement or most favored nation (MFN) level duties for trans-Atlantic and trans-Pacific trade. However, there is increasing concern that existing trade partnerships, unilateral duties, retaliation and treaties may be modified, which could result in new or increased tariffs or non-tariff barriers to commerce. Some countries have also added barriers due to animal health risks. For example, the U.S. is prohibiting cattle from Mexico from entering the market due to New World screwworm risk. This may impact the number of animals finished and processed in the U.S. and could reduce the size of the U.S. beef industry. Additionally, countries are becoming increasingly protectionist in an effort to protect local industries, to advance other policy objectives or to ensure domestic supply chain continuity for key products, such as medicines and nutritional feed additives. As global security challenges increase, more countries may use sanctions and export controls as a method to deal with such insecurity, which could result in decreased markets for our products or make it more costly to supply our customers.
We may incur substantial costs and receive adverse outcomes in litigation, regulatory investigations and other legal matters.
Litigation matters and regulatory investigations, regardless of merit or ultimate outcome, are costly, divert management’s attention and may materially adversely affect our reputation and the sale of and demand for our products. We cannot predict with certainty the eventual outcome of pending or future legal matters, and any adverse outcome could result in Elanco being responsible for significant damages and penalties. Our business, financial condition and results of operations could be materially adversely affected by unfavorable results in pending or future litigation, regulatory investigations and other legal matters including the cost of their defense. These matters may include, among other things, allegations of violation of U.S. and/or foreign competition laws, labor laws, securities laws and regulations, consumer protection, data privacy and environmental laws and regulations, as well as claims or litigation relating to product liability, intellectual property, securities, breach of contract, tariff, tort and tax liabilities. For example, a putative securities class action amended complaint was filed against us in 2024, along with subsequent related shareholder derivative securities claims, alleging material misstatements and/or omissions concerning the safety, profitability, labeling and launch timeline of Zenrelia, as well as its differentiation in the marketplace, and breach of fiduciary duties regarding those allegations. See Note 16. Commitments and Contingencies to the consolidated financial statements for additional information on this and other legal matters. We are vigorously defending against the claims made in these and other lawsuits; however, their ultimate resolutions cannot be predicted with certainty, and the claims raised in these lawsuits may result in further legal matters or actions against us, including, but not limited to, government enforcement actions or additional private litigation.
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
A third party may sue us, or our distributors or licensors, or otherwise make a claim alleging infringement or other violation of such third party’s patents, trademarks, trade dress, copyrights, trade secrets, domain names or other intellectual property rights. If our distributors, licensors or we do not prevail in this type of litigation, we may be required to:
•pay monetary damages;
•obtain a license in order to continue manufacturing or marketing the affected products, which may not be available on commercially reasonable terms, or at all; and/or
•stop activities, including any commercial activities, relating to the affected products, which could include a recall of the affected products and/or a cessation of sales in the future.
The costs of defending an intellectual property claim could be substantial and could materially adversely affect our business, financial condition and results of operations, even if we successfully defend against such claim. Moreover, even if we believe we do not infringe a validly existing third-party patent, we may choose to license such patent, which would result in associated costs and obligations. We may also incur costs in connection with an obligation to indemnify a distributor, licensor or other third party. Further, we cannot be certain that a competitor or other third party does not have, or will not obtain rights to, intellectual property that may prevent us from manufacturing, developing or marketing certain products, regardless of whether we believe such intellectual property rights are valid and enforceable.
If our intellectual property rights are challenged or circumvented, competitors may be able to take advantage of our R&D efforts or harm the value of our brands.
Our long-term success depends on our ability to market innovative and competitive products, many of which are based on or incorporate proprietary information. We rely on and expect to continue to rely on a combination of intellectual property, including patent, trademark, trade dress, copyright, trade secret and domain name protection, although the intellectual property positions of animal health businesses frequently involve complex legal and factual questions, and an issued patent does not guarantee us the right to practice the patented technology or develop, manufacture or commercialize the patented product.
Our currently pending or future patent applications may not result in issued patents or may not be approved on a timely basis. Similarly, any term extensions we seek may not be approved on a timely basis, if at all. In addition, our issued patents, or any patents that may be issued in the future, may not contain claims sufficiently broad to protect us against third parties with similar technologies or products or provide us with any competitive advantage, including exclusivity in a particular product area. Patent protection must be obtained on a jurisdiction-by-jurisdiction basis, and the validity, enforceability, scope and effective term of patents can be highly uncertain and often involve complex legal and factual questions and proceedings that vary based on the relevant jurisdiction, as individual countries have their own patent laws. Our ability to enforce our patents also depends on each country’s practice with respect to enforcement of intellectual property rights. Patent law reform in the U.S. and other countries may also weaken our ability to enforce our patent rights or make such enforcement financially unattractive. Such reforms could result in increased costs to protect our intellectual property or limit our ability to obtain and maintain patent protection for our products in these jurisdictions. Additionally, patent reforms may include compulsory licensing that may be granted by governments in the case of national emergencies, which could diminish or eliminate sales and profits from those regions and materially adversely affect our financial condition and results of operations.
Our trademarks and brands provide us with a competitive advantage as they may be known or trusted by consumers, and in order to maintain the value of such brands, we must be able to enforce and defend our underlying intellectual property. Accordingly, we have pursued, and will continue to pursue, the registration of trademarks and service marks in the U.S. and internationally; however, enforcing rights against those who knowingly or unknowingly dilute or infringe our brands can be difficult. Effective trademark, service mark, trade dress or related protections may not be available in every country in which our products and services are available, and there can be no assurance that the steps we have taken and will take to protect our proprietary rights will be adequate or that third parties will not infringe, dilute or misappropriate our brands, trademarks, trade dress or other similar proprietary rights. Further, others may independently and lawfully develop substantially similar or identical products that circumvent our intellectual property by means of alternative designs or processes or otherwise.
We actively seek to protect our proprietary information, including our trade secrets and proprietary know-how, by generally requiring our employees, consultants and other advisors and third parties to execute proprietary information and confidentiality agreements upon the commencement of their employment, engagement or other relationship. Despite these efforts and precautions, we may be unable to prevent a third party from copying or otherwise obtaining and using our trade secrets or other intellectual property without authorization, as such agreements may not be honored, or may not effectively assign intellectual property rights to us under the local laws of some countries or jurisdictions. Further, legal remedies may not adequately compensate us for the damages caused by such unauthorized use. If we fail to obtain and maintain adequate intellectual property protection, we may not be able to prevent third parties from using our proprietary technologies or from marketing products that are very similar or identical to ours. Also, if we are unable to maintain our existing license agreements or other agreements pursuant to which third parties grant us rights to intellectual property, our business, financial condition and results of operations could be materially adversely affected.
The illegal distribution and sale by third parties of counterfeit or illegally compounded versions of our products or of stolen, diverted or relabeled products could have a negative impact on our reputation and business.
Third parties may illegally distribute and sell counterfeit or illegally compounded versions of our products that do not meet the exacting standards of our development, manufacturing and distribution processes. Counterfeit or illegally compounded medicines pose a significant risk to animal health and safety because of the conditions under which they are manufactured and the lack of regulation of their contents. Counterfeit or illegally compounded products are frequently unsafe or ineffective and can be potentially life-threatening to animals. Our reputation and business could suffer harm as a result of counterfeit or illegally compounded products which are alleged to be equivalent and/or are sold under our brand name(s). In addition, products stolen or unlawfully diverted from inventory, warehouses, plants or while in transit; products which are not properly stored or which have an expired shelf life; and/or products which have been repackaged or relabeled and sold through unauthorized channels, could adversely impact animal health and safety, our reputation and our business. Direct to retailer and e-commerce channels also increase the risk of counterfeiting of our products. Public loss of confidence in the integrity of vaccines and/or pharmaceutical products as a result of counterfeiting, illegal compounding or theft could have a material adverse effect on our business, financial condition and results of operations.
The misuse or off-label use of our products may harm our reputation or result in financial or other damages.
Our products have been approved for use under specific circumstances for the treatment of certain diseases and conditions in specific species. There may be increased risk of product liability claims if veterinarians, farm animal producers, pet owners or others attempt to use our products off-label, including the use of our products in species (including humans) for which they have not been approved. Furthermore, the use of our products for indications other than those for which they have been approved may not be effective, which could harm our reputation and lead to an increased risk of litigation. If we are deemed by a governmental or regulatory agency to have engaged in the promotion of any of our products for off-label use, such agency could request that we modify our training or promotional materials and practices, and we could be subject to significant fines and penalties. The imposition of these sanctions could also affect our reputation and position within the industry. Any of these events could materially adversely affect our business, financial condition and results of operations.
Unanticipated safety, quality or efficacy concerns or identified concerns associated with our products may harm our reputation and have an adverse impact on our performance.
Unanticipated safety, quality or efficacy concerns arise from time to time with respect to animal health products, whether or not scientifically or clinically supported, which can potentially lead to product recalls, label changes, public regulatory communications, negative publicity, withdrawals or suspended or declining sales, as well as product liability and other claims. Regulatory actions based on these types of safety, quality or efficacy concerns could impact all, or a significant portion, of a product’s sales. For example, in May 2024 the EMA's CVMP recommended suspending the marketing authorization for our Kexxtone™ product for cattle, with the VMD (U.K.) similarly following this recommendation in July 2024. Since this time, we have been working on corrective measures to regain market authorization in these jurisdictions; however, we have not yet done so and will be unable to sell Kexxtone again in these markets until we do.
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
We rely on a combination of insurance and self-insurance, and changes in predictions, assumptions and interpretations could affect our operations. Insurance policy limits may be insufficient to protect against all potential hazards and risks or litigation claims. We do evaluate limits to determine if we should increase our coverage, but this insurance may be prohibitively expensive to us, our collaborators or our licensees and may not fully cover our potential liabilities.
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
We store, process and transmit certain information with third parties, including the use of cloud technologies. Our information systems and those of our third-party vendors are subject to computer viruses or other malicious codes, unauthorized access attempts, phishing and other cyber-attacks and are also vulnerable to improper or inadvertent staff behavior and an increasing threat of continually evolving cybersecurity risks, including through the use of rapidly evolving AI technology to identify and exploit vulnerabilities. Any potential cyber breach could result in unauthorized access, public disclosure, loss or theft of confidential data, or disruption of or interference with our operations. Such breach could also have negative consequences, such as increased costs for security measures or remediation costs, and diversion of management attention. See Item 1C. Cybersecurity for further discussion of our risk management, strategy and governance policies and procedures related to cybersecurity.

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
Given the nature of our business, we have incurred, are currently incurring and may in the future incur, liabilities for the investigation and remediation of contaminated land under the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or under other federal, state, local and foreign environmental cleanup laws, with respect to our current or former sites, adjacent or nearby third-party sites or offsite disposal locations. We could be subject to liability for the investigation and remediation of legacy environmental contamination caused by historical industrial activity at sites we own or on which we operate. The costs associated with future cleanup activities that we may be required to conduct or finance could be material. Additionally, we may become liable to third parties for damages, including for personal injury, property damage and natural resource damages, resulting from the disposal or release of hazardous materials into the environment. Such liability could materially adversely affect our business, financial condition and results of operations.
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
We may be unable to achieve our aspirations set forth in our ESG report(s), particularly with respect to the reduction of greenhouse gas (GHG) emissions or otherwise meet the expectations of our stakeholders with respect to ESG matters.
Regulatory agencies have shown concern over the impact of animal health products and farm animal operations on the environment. This regulatory scrutiny has in the past and may in the future necessitate that additional time and resources be spent to address these concerns in both new and existing products. Additionally, there has been a focus from certain regulatory authorities on environmental, social and governance (ESG) practices and disclosures, including mandatory and voluntary reporting of GHG emissions and other sustainability metrics, such as waste reduction, use of natural resources including energy, human capital and risk oversight.
We have in the past announced certain aspirations and goals related to ESG matters, such as our intention to reduce certain GHG emissions over time. As we prepare for upcoming regulatory requirements, and in light of our overall corporate goals, we have revised our previously disclosed impact goals. Ultimate achievement of our aspirations with respect to ESG matters is subject to numerous risks and uncertainties, many of which are outside of our control. It is possible we may be unsuccessful in the achievement of our aspirations, on a timely basis or at all, or that the costs to achieve our aspirations become prohibitively expensive. Further, some jurisdictions have adopted laws and other regulations that may subject companies operating in those jurisdictions to legal liability for failing to meet published goals. At the same time, our stakeholders have evolving, varied and sometimes conflicting expectations regarding many aspects of our business, including our operations and ESG-related matters. If we fail or are perceived to fail, in any number of ESG matters, such as environmental stewardship, human capital management, good corporate governance, workplace conduct and support for local communities, or to effectively respond to changes in, or new, legal, regulatory or reporting requirements concerning climate change or other sustainability concerns, we may be subject to regulatory fines and penalties, and our reputation may suffer.

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
Risk Management, Strategy and Governance
Given the importance of the integrity and security of the information and data utilized in our day-to-day operations, our processes for assessing, identifying and managing material risks from cybersecurity threats is incorporated into our overall enterprise risk management framework. We evaluate cybersecurity risks on an ongoing basis, and both our executive management and Board of Directors have an overall responsibility for assessing and managing risks from cybersecurity threats. We have established an information security team which is structured into three areas, all of which report directly to our Chief Information Security Officer (CISO): 1) Governance, Risk and Compliance; 2) Architecture; and 3) Operations (Detect and Respond). Our information security team is responsible for the design and execution of our cybersecurity risk management and helps executive management and our Board of Directors stay informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity risks and incidents through various means, including but not limited to, briefings with internal security team members, threat intelligence obtained from public and private sources and alerts and reports produced by security tools deployed within our IT environment. Our current CISO, who reports directly to our Chief Financial Officer (CFO), has over 18 years of experience in various roles involving information technology governance and compliance, including cybersecurity, engineering and enterprise architecture. Our information security team includes professionals with relevant industry, educational and cybersecurity experience.
Governance, Risk and Compliance: Our approach to cybersecurity governance, risk and compliance is based on overarching guidelines, standards and best practices developed by the U.S. National Institute of Standards and Technology (NIST), a department of the U.S. Department of Commerce. Our information security governance oversees the process of coordinating the cybersecurity team(s) responsible for the mitigating of business risks posed by IT-related resources. Our governance framework of authority and accountability ensures that prioritized initiatives have the required structure, sponsorship and funding to appropriately address the foreseen risks. Risk management includes an assessment of the risks posed to us by an IT solution, including cloud hosted and/or other third-party environments and systems. Our processes also address cybersecurity risks associated with our use of third-party service providers, including those in our supply chain or who have access to our client or employee data on our systems. In addition, cybersecurity considerations affect the selection and oversight of third-party service providers. We perform diligence on third parties, particularly those that have access to our systems, data or facilities that house such systems or data, and continually monitor cybersecurity threat risks identified through such diligence.
Our risk management process assesses likelihood and impact based on a variety of potential risks and cyber events. The information security team also periodically engages third-party vendors to assist with our cyber threat detection and response actions, as well as to ensure our processes related to information security and defense against cybersecurity threats are appropriately designed and implemented to best prevent, detect and/or respond to a cyber threat or event. We also engage an independent third party to conduct comprehensive assessments of our cybersecurity program approximately every 18 months.
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
Operations (Detect and Respond): In the event of a cybersecurity incident, the Elanco Information Security Incident Response Plan (ISIRP) defines the roles, responsibilities, procedures and reporting processes required to respond effectively to cybersecurity incidents. Responses to information security incidents are led by two teams: 1) the Security Operations Center (SOC) team, which conducts the initial technical triage and analysis, and 2) a cross-functional team of leaders from the IT, Legal, Human Resources and Finance functions (the Cyber Lead team), which is engaged by the CISO on an as needed basis, based on incident severity. The Cyber Lead team is tasked with confirming the severity of a cybersecurity incident and bringing together the proper resources to lead the corporate-wide response to such incidents, including engaging the Company’s Disclosure Committee, in the event an incident may rise to a level deemed material to us. In the event an incident is escalated by the Cyber Lead team, the Disclosure Committee, led by our Chief Financial Officer and General Counsel, would evaluate all estimable quantitative and qualitative factors to determine if a Current Report on Form 8-K would be required under Item 1.05, “Material Cybersecurity Incidents.” The ISIRP is reviewed and updated at least once annually.
For the year ended December 31, 2025, we have not identified any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. For more information on potential risks related to cybersecurity threats and incidents, please see Item 1A. Risk Factors – Breaches of our IT systems or improper disclosure of confidential company or personal data, or a failure to comply with privacy laws, regulations and our contractual obligations concerning data privacy or the security of certain information, could have a material adverse effect on our reputation and operations.
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

ITEM 2. PROPERTIES

The address of our global headquarters is 450 Elanco Circle, Indianapolis, Indiana 46221.
Our global manufacturing network is comprised of 16 manufacturing sites. Our largest manufacturing site is located in Clinton, Indiana. Our global manufacturing network is also supplemented by approximately 140 CMOs.
We have R&D operations co-located with certain of our manufacturing sites to facilitate the efficient transfer of production processes from our laboratories to manufacturing. In addition, we maintain R&D operations at non-manufacturing locations in the U.S., Germany, Australia, Brazil, China, India and Switzerland. Our R&D headquarters is located in Indianapolis, Indiana.
We own or lease various additional properties for other business purposes, including office space, warehouses and logistics centers. We believe our existing properties, as supplemented by CMOs, are adequate for our current requirements and our operations in the near future.

ITEM 3. LEGAL PROCEEDINGS

Information pertaining to certain legal proceedings is provided in Item 8. Financial Statements and Supplementary Data — Note 16. Commitments and Contingencies and is incorporated by reference herein.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
On September 20, 2018, our common stock began trading on the New York Stock Exchange under the symbol “ELAN.” As of February 19, 2026, there were 167 holders of record of our common stock, which does not include the number of shareholders who hold shares of our common stock through banks, brokers or other financial institutions.
Dividend Policy
We do not anticipate paying dividends on our common stock in the foreseeable future; however, we may change our dividend policy at any time.
Performance Graph
The following graph compares the return on Elanco's common stock with that of the S&P 500 Stock Index and the S&P 500 Pharmaceuticals Index over the five-year period ended on December 31, 2025. The graph assumes that $100 was invested on December 31, 2020, in Elanco common stock, the S&P 500 Index and the S&P 500 Pharmaceuticals Index. The graph measures total shareholder return, which takes into account both stock price and dividends. It assumes that dividends paid by a company are reinvested in that company’s stock.

Comparison of Cumulative Total Return
$200
$160
$120
$80
$40
$0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Elanco Animal Health Inc.
S&P 500
S&P Pharmaceuticals

	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
Elanco Animal Health Inc.	$100.00	$92.53	$39.84	$48.58	$39.49	$73.79
S&P 500 Index	100.00	128.68	105.35	133.02	166.30	193.55
S&P 500 Pharmaceuticals Index	100.00	125.75	136.84	136.84	148.07	183.44

ITEM 6. (RESERVED)

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
Management’s discussion and analysis of financial condition and results of operations (MD&A) is intended to assist the reader in understanding and assessing significant changes and trends related to our results of operations and financial position. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying footnotes in Item 8 of Part II of this Form 10-K. Certain statements in this Item 7 of Part II of this Form 10-K constitute forward-looking statements. Various risks and uncertainties, including, but not limited to those discussed in "Forward-Looking Statements and Risk Factor Summary" and Item 1A. Risk Factors, may cause our actual results, financial position and cash flows to differ materially from these forward-looking statements.
Business Overview
Elanco is a global leader in animal health, dedicated to innovating and delivering products and services to prevent and treat disease in farm animals and pets. We partner with farmers, pet owners, veterinarians and society to create value and help our customers improve the health of animals in their care, while also making a meaningful impact on the communities we serve. Our diverse, durable product portfolio is sold in more than 90 countries and serves animals across many species, primarily: dogs and cats (collectively, pet health) and cattle, poultry, swine and sheep (collectively, farm animal). Our purpose – making life better for animals makes life better – inspires us to Go Beyond for animals, our customers, our people and society.
With a heritage dating back to 1954, we operate our business in a single segment within the animal health industry, offering a diverse product portfolio of approximately 200 brands, which helps make us a trusted partner to pet owners, veterinarians and farm animal producers. Our products are generally sold worldwide to third-party distributors and independent retailers and directly to farm animal producers and veterinarians. Our omnichannel presence extends to both the veterinary clinic and retail markets, including e-commerce.
Product Development and Regulatory Update
A key element of our targeted value creation strategy is to drive revenue growth through portfolio development and product innovation. We continue to pursue the development of new chemical and biological molecules, as well as additional registrations and indications for current products. Our future growth and success depend on both our pipeline of new products, including new products we develop internally, with partners or obtain through licenses or acquisitions, and the life cycle management of our existing products. We believe we are an industry leader in animal health R&D, with a track record of successful product innovation, business development and commercialization. New product development, regulatory and product launch highlights throughout 2024 and 2025 include the following:
Bovaer: In May 2024, the FDA completed its comprehensive, multi-year review of Bovaer (3-NOP), a first-in-class methane-reducing feed ingredient for use in lactating dairy cattle. Producers began feeding the product to cattle in the U.S. during the third quarter of 2024.
Zenrelia: We received final FDA approval for Zenrelia, a JAK inhibitor targeting control of pruritus and atopic dermatitis in dogs, in September 2024. We launched Zenrelia in the U.S. shortly after final approval and have also received approval for Zenrelia in Australia, Brazil, Canada, the EU, Japan and the U.K. Additional reviews are ongoing in other markets.
Credelio Quattro: In October 2024, we received final FDA approval for Credelio Quattro, a monthly chewable tablet for dogs that protects against fleas, ticks, heartworms, roundworms, hookworms and three different species of tapeworms. Credelio Quattro was launched in January 2025, and in December 2025 we also received conditional approval for treatment of the New World screwworm. Regulatory approval was received in February 2026 in Australia and additional submissions have now been made in other key markets, including Canada, the EU, Japan and the U.K.
Experior: In October 2024, we received multiple combination clearance approvals from the FDA for Experior to be used in combination with other farm animal products, allowing for broader use in heifers, which represent nearly 40% of the fed cattle population in the U.S.
AdTab: In April 2025, AdTab, a chewable flea and tick treatment for dogs and cats, was approved and launched in the U.K.
Befrena: In December 2025, we received final approval from the USDA for Befrena, a new anti-IL31 monoclonal antibody injection targeting canine allergic and atopic dermatitis. We anticipate launching Befrena in the second quarter of 2026.

Other Key Trends and Factors Affecting Our Results of Operations
Restructuring Activities: In December 2025, our Board of Directors authorized a restructuring plan (the 2025 Restructuring Plan) to support margin expansion, optimize our global footprint and further invest in innovation. Specifically, the 2025 Restructuring Plan targeted an expected 2026 closure of the animal studies portion of our R&D facilities in Monheim, Germany, while also expanding our R&D organization in Indianapolis, Indiana, among other changes to our R&D organization. The 2025 Restructuring Plan is also expected to result in our exit from certain farm animal implant products and the related closure of our manufacturing facility in Kansas City, Kansas, in 2026. In total, the 2025 Restructuring Plan is expected to result in a global headcount reduction of approximately 300 employees, with an additional approximately 300 employees whose positions will be replaced with positions in growth areas or in lower-cost geographies. In 2025, we incurred $155 million of charges associated with the 2025 Restructuring Plan, of which $116 million related to expected cash-based severance costs and $39 million related primarily to non-cash impairment charges associated with our animal studies R&D facilities in Monheim, Germany, and our manufacturing facility in Kansas City, Kansas. We expect a further $25 million to $30 million of restructuring charges in 2026, primarily related to the remaining shut-down costs for our Monheim, Germany, and Kansas City, Kansas, facilities. The 2025 Restructuring Plan is expected to result in savings of approximately $25 million in 2026 and approximately $60 million in 2027.
Additionally, in February 2024 our Board of Directors authorized a separate restructuring plan (the 2024 Restructuring Plan) to improve operational efficiencies and better align our organizational structure with business needs, top strategic priorities and key growth opportunities. Specifically, the 2024 Restructuring Plan reallocated resources by shifting international resources from farm animal to pet health in anticipation of the global launches of several potential blockbuster products. The 2024 Restructuring Plan also impacted how we operate in and sell into the Argentina market, among others.
See Note 5. Asset Impairment, Restructuring and Other Special Charges to the consolidated financial statements for further information on the 2025 and 2024 Restructuring Plans.
Trade Environment and Other U.S. Government Initiatives: Changes to U.S. trade policy throughout 2025 and into 2026 have resulted in new or higher tariffs on goods imported from numerous countries, and some countries have imposed retaliatory tariffs on imports from the U.S. While pharmaceutical products are largely exempt from the U.S. tariffs imposed, it remains uncertain if this will continue to be the case, and pharmaceutical products are not exempt from all tariffs imposed outside of the U.S. Aside from quarterly fluctuations in revenue due to some customers' accelerated purchases of certain farm animal products internationally in anticipation of future tariff increases, these new and increased tariffs did not have a material impact on our results of operations during the year ended December 31, 2025. On February 20, 2026, the U.S. Supreme Court issued a decision concluding that the International Emergency Economic Powers Act does not provide authority for the U.S. President to impose tariffs. Subsequently, new tariffs were imposed pursuant to Section 122 of the Trade Act of 1974. While the ultimate financial impact of these and other decisions cannot be reasonably estimated at this time, we will continue to closely monitor the trade policies in the countries in which we operate and/or from where we import products and continue to take actions, where possible, to mitigate the impacts on our business.
Further, throughout 2025, the U.S. presidential administration has implemented significant changes to the size and scope of the federal government. Among these changes, certain previously authorized government incentives focused on the adoption of new products for the sole purpose of sustainability have been frozen or rescinded. While we have made significant progress in recent years in gaining acceptance of farm animal sustainability products, we believe the adoption rate of Bovaer, one of our farm animal sustainability products, has been tempered given the absence of government incentives focused on such adoption. As a result, we are continuing to make investments to support Bovaer's adoption beyond its initial launch, and we expect that additional studies, which are underway, and a potential expansion of claims may be required for Bovaer to achieve its expected potential. We continue to monitor the impact these changes are having on our current business and on the adoption ramp of Bovaer, although the potential longer-term impact to us remains uncertain.
Debt Refinancing: In October 2025, we refinanced our previously outstanding Term Loan B due 2027, paying off the $2,102 million balance in full with the proceeds from three new debt facilities – a €400 million Euro Term Loan due 2029, $1,100 million Term Loan B due 2032 and $540 million Incremental Term Facility due 2032 – and cash on hand. These refinancing activities extend our debt maturity profile and are expected to lower future cash paid for interest. See Liquidity and Capital Resources discussion below, as well as Note 7. Debt and Finance Lease Liability to the consolidated financial statements, for further information.
Sale of Future Revenue: In May 2025, we executed a Purchase and Sale Agreement (PSA) with affiliates of Blackstone, pursuant to which we received proceeds of $295 million in exchange for the rights to the proceeds from qualifying future royalties and sales milestone payments owed to us by Tarsus Pharmaceuticals, Inc. (Tarsus) based on their net sales of XDEMVY® (lotilaner ophthalmic solution) 0.25%, a medical treatment for Demodex blepharitis in humans. Rights to qualifying royalties sold to Blackstone apply to net sales of XDEMVY in the U.S. from April 1,

2025 through August 24, 2033. We retain the rights to all royalty payments on net sales outside the U.S. and any royalties due on U.S. net sales after August 24, 2033. These net proceeds were utilized to repay previously outstanding debt. See Note 10. Liability for Sale of Future Revenue to the consolidated financial statements for further information.
Corporate Headquarters Lease: In June 2025, we commenced a five-year finance lease for our new corporate headquarters in Indianapolis, Indiana. This lease contains both an option for Elanco to purchase the headquarters facility and a put right for the landlord to put the facility to us, both of which, if exercised, would occur at the end of the five-year lease term for $250 million. It is our current expectation that we will exercise our purchase option at the end of the lease term. As of December 31, 2025, the total finance lease liability was $255 million, with a corresponding right-of-use (ROU) asset of $223 million, net of accumulated amortization. See Note 7. Debt and Finance Lease Liability and Note 13. Leases to the consolidated financial statements for further information.
Aqua Business Divestiture: On July 9, 2024, we closed the sale of our aqua business to a subsidiary of Merck Animal Health, for $1,294 million in cash proceeds, which was paid at closing. Assets sold included inventories, real property and equipment, including our manufacturing sites in Canada and Vietnam, and certain intellectual property, technology and other intangible assets, including marketed products. Along with these assets, approximately 280 commercial and manufacturing employees were transferred to Merck Animal Health as part of this divestiture. We recorded a pre-tax gain on divestiture of $640 million in 2024. Income tax expense associated with this gain on divestiture was $170 million. See Note 4. Acquisitions and Divestitures to the consolidated financial statements for further information.

Results of Operations
The following discussion and analysis of our results of operations should be read along with the consolidated financial statements and the notes thereto included in Item 8. Financial Statements and Supplementary Data. For results of operations discussions related to the years ended December 31, 2024 and 2023, refer to Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025. Our results of operations for the periods presented below may not be comparable with prior periods or with our results of operations in the future due to many factors, including but not limited to the factors identified in the "Product Development and Regulatory Update" and "Other Key Trends and Factors Affecting Our Results of Operations" discussions above.

	Year Ended December 31,
(Dollars in millions)	2025	2024	% Change
Revenue	$4,715	$4,439	6%
Cost of sales	2,122	2,003	6%
Gross profit	2,593	2,436	6%
Research and development	368	344	7%
Marketing, selling and administrative	1,430	1,314	9%
Amortization of intangible assets	543	527	3%
Asset impairment, restructuring and other special charges	237	150	58%
Gain on divestiture	—	(640)	NM
Interest expense, net of capitalized interest	220	235	(6)%
Other expense, net	19	18	6%
(Loss) income before income taxes	(224)	488	NM
Income tax expense	8	150	(95)%
Net (loss) income	$(232)	$338	NM
NM - Not meaningful
Revenue
Our products are sold in more than 90 countries, and as a result, a significant portion of our revenue is recorded in currencies other than the U.S. dollar. Because of this, our revenue is influenced by changes in foreign currency exchange rates. For the years ended December 31, 2025 and 2024, approximately 51% and 53%, respectively, of our revenue was denominated in foreign currencies.
Further, increases or decreases in inventory levels in our distribution channels can positively or negatively impact our periodic revenue, leading to variations. This can be a result of various factors, such as end customer demand, new customer contracts, initial stocking of new products, heightened and generic competition, the need for certain inventory levels, our ability to renew distribution contracts with expected terms, our ability to implement commercial strategies, regulatory restrictions, unexpected customer behavior, proactive measures taken by us in response to shifting market dynamics, payment terms we extend, which are subject to internal policies, blackout shipping periods due to system downtime, implementations and integrations and procedures and environmental factors beyond our control.
Our revenue by product category for the years ended December 31, 2025 and 2024, was as follows:

	Revenue		% of Total Revenue
(Dollars in millions)	2025	2024	2025	2024	$ Change	% Change
Pet Health	$2,300	$2,143	49%	48%	$157	7%
Farm Animal	2,362	2,250	50%	51%	112	5%
Contract Manufacturing and Other (1)	53	46	1%	1%	7	15%
Total	$4,715	$4,439	100%	100%	$276	6%
Note: Numbers may not add due to rounding
(1)Represents revenue from arrangements in which we manufacture products on behalf of a third party and royalty revenue. In May 2025, we entered into an agreement to sell certain qualifying royalties, among other potential future cash flows for proceeds of $295 million in cash. While we are no longer entitled to these qualifying royalties, we are required under GAAP to continue recognizing them as revenue. For the year ended December 31, 2025, royalty revenue associated with this arrangement, which is reflected within Contract Manufacturing and Other in the table above, totaled $19 million. See Note 10. Liability for Sale of Future Revenue to the consolidated financial statements for additional information.
The effects of price, foreign currency exchange rates, volume and the impact of the prior year divestiture of our aqua business on changes in revenue for the year ended December 31, 2025, as compared to the prior year, were as follows:

(Dollars in millions)	Revenue	Price	FX Rate	Volume	Divestiture	Total
Pet Health	$2,300	2%	—%	5%	—%	7%
Farm Animal	2,362	2%	1%	6%	(4)%	5%
Contract Manufacturing and Other	53					15%
Total	$4,715	2%	1%	5%	(2)%	6%
Pet health revenue increased $157 million, or 7%, compared to 2024, driven by higher volumes and a 2% increase in pricing. Higher volumes were primarily driven by new products, led by Credelio Quattro, Zenrelia and AdTab, including the impacts of initial stocking.
Farm animal revenue increased $112 million, or 5%, compared to 2024, driven by higher volumes, a 2% increase in pricing and the impacts from foreign currency exchange rates. These increases were partially offset by the impact of the divestiture of our aqua business in July 2024, which generated revenue of $81 million during 2024. Higher volumes of our non-aqua products were led by Experior in U.S. cattle, and to a lesser degree, strength in poultry sales globally.
Gross Profit

	Year Ended December 31,
(Dollars in millions)	2025	2024	% Change
Gross profit	$2,593	$2,436	6%
Gross margin %	55.0%	54.9%
Gross profit increased $157 million, or 6%, compared to 2024, driven by increased revenue, while gross margin percentage was relatively flat at 55.0%, compared to 54.9% in 2024. The favorable impacts from improved pricing and the productivity benefits from increased sales volumes were offset by the impacts of inflation and higher manufacturing costs.
Research and Development

	Year Ended December 31,
(Dollars in millions)	2025	2024	% Change
Research and development	$368	$344	7%
% of revenue	8%	8%
R&D expenses increased $24 million, or 7%, compared to 2024, primarily driven by higher employee-related expenses and project costs and the impact from foreign currency exchange rate movements.

Marketing, Selling and Administrative

	Year Ended December 31,
(Dollars in millions)	2025	2024	% Change
Marketing, selling and administrative	$1,430	$1,314	9%
% of revenue	30%	30%
Marketing, selling and administrative expenses increased $116 million, or 9%, compared to 2024, primarily driven by strategic investments in the global launches of new products and increased selling costs, corresponding to increased revenue.
Amortization of Intangible Assets

	Year Ended December 31,
(Dollars in millions)	2025	2024	% Change
Amortization of intangible assets	$543	$527	3%
Amortization of intangible assets increased $16 million compared to 2024, primarily driven by the impact from foreign currency exchange rate movements.
Asset Impairment, Restructuring and Other Special Charges

	Year Ended December 31,
(Dollars in millions)	2025	2024	% Change
Asset impairment, restructuring and other special charges	$237	$150	58%
Amounts recorded to asset impairment, restructuring and other special charges during the year ended December 31, 2025, included $155 million associated with the 2025 Restructuring Plan, of which $116 million related to expected cash-based severance costs and $39 million related primarily to non-cash impairment charges associated with our animal studies R&D facilities in Monheim, Germany, and our manufacturing facility in Kansas City, Kansas. Additional amounts recorded to asset impairment, restructuring and other special charges in 2025 included a $47 million impairment of a marketed product intangible asset during the fourth quarter due to a decline in projected sales of a product group acquired in a past acquisition and $16 million in impairments recorded during the third quarter related to two early-stage capital projects that were indefinitely suspended.
Amounts recorded to asset impairment, restructuring and other special charges during the year ended December 31, 2024, included a $53 million impairment charge related to the write-off of a pet health IPR&D asset, $44 million of costs associated with the 2024 Restructuring Plan, $18 million of acquisition and divestiture-related charges, primarily associated with our aqua business divestiture, and $15 million of asset impairments tied to the financial difficulties of our former contract manufacturing supply partner, TriRx Speke.
Gain on Divestiture

	Year Ended December 31,
(Dollars in millions)	2025	2024	% Change
Gain on divestiture	$—	$(640)	NM
As discussed above, we recorded a pre-tax gain of $640 million on the divestiture of our aqua business in 2024. For additional information, see Note 4. Acquisitions and Divestitures to the consolidated financial statements.
Interest Expense, Net of Capitalized Interest

	Year Ended December 31,
(Dollars in millions)	2025	2024	% Change
Interest expense, net of capitalized interest	$220	$235	(6)%
Interest expense, net of capitalized interest decreased $15 million compared to 2024. This decrease was driven by lower average outstanding debt balances during the current year. This decrease was partially offset by the combined impacts from the $33 million of imputed interest on our liability for sale of future revenue (see Note 10. Liability for Sale of Future Revenue to the consolidated financial statements for further information), an $11 million increase in financing costs, including the non-cash write-offs of previously deferred debt issuance costs, as compared to 2024, as well as $8 million of interest expense related to our new corporate headquarters finance lease (see Note 13. Leases to the consolidated financial statements for further information).

Other Expense, Net

	Year Ended December 31,
(Dollars in millions)	2025	2024	% Change
Other expense, net	$19	$18	6%
Other expense, net for the years ended December 31, 2025 and 2024, primarily consisted of foreign currency exchange losses. Other expense, net for the year ended December 31, 2024, also included an $8 million write-down of the retained equity interest in a previous divestiture.
Income Tax Expense

	Year Ended December 31,
(Dollars in millions)	2025	2024	% Change
Income tax expense	$8	$150	(95)%
Effective tax rate	(3.5)%	30.7%
Income tax expense was $8 million in 2025 compared to $150 million in 2024. Our effective tax rate of (3.5)% in 2025 differed from the statutory income tax rate primarily due to the jurisdictional earnings mix in non-U.S. jurisdictions and an increase in our reserve for uncertain tax positions, partially offset by the tax benefit from the remeasurement of certain deferred tax positions throughout the year due to foreign tax rate changes.
Income tax expense in 2024 included $170 million associated with the taxable gain on the divestiture of our aqua business. Our effective tax rate of 30.7% in 2024 differed from the statutory income tax rate primarily due to the income tax associated with the gain on the divestiture of our aqua business, jurisdictional earnings mix of income in higher tax jurisdictions and losses for which no tax benefit was recognized. These factors were partially offset by our ability to realize certain net operating loss carryforwards and other tax attributes, which had historically been offset by a valuation allowance, due to the gain on the sale of our aqua business, and the recognition of certain state tax credits.
On July 4, 2025, the One Big Beautiful Bill Act (Act) was enacted into law in the U.S. The Act includes significant provisions, including tax cut extensions and modifications to the U.S. and international tax frameworks. Based on our current analysis of these provisions, we do not believe these provisions will have a material impact on our consolidated financial statements, including our analysis of our U.S. valuation allowance position. The Act did not have a material impact on our income tax expense for the year ended December 31, 2025.

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
We believe our primary sources of liquidity are sufficient to fund our short-term and long-term existing and planned capital requirements, which include working capital obligations, funding existing marketed and pipeline products, capital expenditures, business development in our targeted areas, short-term and long-term debt obligations, including both principal and interest payments, as well as interest rate swaps, lease payments, purchase obligations and costs associated with mergers, acquisitions, divestitures, business integrations and/or restructuring activities. As of December 31, 2025, we had cash and cash equivalents of $545 million and unused borrowing capacity on our Revolving Credit Facility of approximately $750 million. In addition, our Securitization Facility provides for additional borrowing capacity based on our U.S. Net Eligible Receivable Balances. As of December 31, 2025, we had approximately $120 million in undrawn borrowing capacity on this facility. We also have the ability to access capital markets to obtain debt financing for longer-term funding, if required. Further, we believe we have sufficient cash flow and liquidity to remain in compliance with our debt covenants.
In October 2025, we refinanced our previously outstanding Term Loan B due 2027 in full with the proceeds from three new debt facilities and cash on hand. Additionally, in June 2025 we amended our Securitization Facility, which extended its maturity through June 2028. In addition to these refinancings, we also repaid a net aggregate amount of $563 million of long-term indebtedness throughout 2025, partially enabled by the $290 million of net proceeds from our sale of future revenue. These activities have extended our debt maturity profile, decreased our net leverage position and are expected to result in lower future cash requirements for interest. See Note 7. Debt and

Finance Lease Liability to the consolidated financial statements for further information on current year debt financing and repayment activity.
Our ability to meet future funding requirements may be impacted by macroeconomic, business and financial volatility. As market conditions change, we will continue to monitor our liquidity position. However, a challenging economic environment or an economic downturn may impact our liquidity or ability to obtain future financing. See Item 1A. Risk Factors — We have substantial indebtedness.
Cash Flows
The following table provides a summary of cash flows from operating, investing and financing activities for the years ended December 31, 2025 and 2024:

(in millions)
Net cash provided by (used for):	2025	2024	$ Change
Operating activities	$560	$541	$19
Investing activities	(279)	1,158	(1,437)
Financing activities	(275)	(1,492)	1,217
Effect of exchange rate changes on cash and cash equivalents	71	(91)	162
Net increase in cash and cash equivalents	$77	$116	$(39)
Operating activities
Cash provided by operating activities increased $19 million compared to 2024. While net income was lower in 2025 than in 2024, the decrease was largely attributable to the prior year gain on our aqua business divestiture, for which the related cash proceeds were classified within investing activities, and increased restructuring charges due to our 2025 Restructuring Plan, the vast majority of which were either non-cash in nature or remain accrued as a liability as of December 31, 2025 (see Note 5. Asset Impairment, Restructuring and Other Special Charges to the consolidated financial statements for further information). Cash paid for interest was $90 million lower in 2025 than in 2024, while cash paid for taxes, which included cash payments related to the taxable gain on our 2024 aqua business divestiture, was $85 million higher in 2025 than in 2024.
Investing activities
Cash used for investing activities was $279 million for the year ended December 31, 2025, compared to cash provided by investing activities of $1,158 million for the year ended December 31, 2024. Cash used for investing activities in 2025 largely consisted of $276 million of net purchases of property and equipment and software, which was $129 million higher than 2024. This increase in purchases of property and equipment and software primarily related to the expansion of our monoclonal antibody manufacturing facility in Elwood, Kansas, as well as multiple capital projects at other of our global manufacturing facilities. Additionally, in August 2025 we purchased approximately 56 acres of land to further our vision of creating the One Health Innovation District research hub centered around our new corporate headquarters in Indianapolis, Indiana.
Cash provided by investing activities in 2024 was driven by the cash proceeds of $1,294 million from the sale of our aqua business and to a lesser extent, the collection of a $66 million receivable related to the previous divestiture of our Shawnee and Speke facilities. These proceeds from investing activities were partially offset by $147 million of net purchases of property and equipment and software and $36 million of cash paid for the acquisition of Speke.
Financing activities
Cash used for financing activities was $275 million for the year ended December 31, 2025, compared to $1,492 million for the year ended December 31, 2024. Cash used for financing activities in 2025, included $563 million in net repayments of long-term borrowings, partially enabled by the $290 million of net proceeds from our sale of future revenue (see Note 7. Debt and Finance Lease Liability to the consolidated financial statements for further information on current year debt financing and repayment activity and Note 10. Liability for Sale of Future Revenue to the consolidated financial statements for further information on our sale of future revenue).
Cash used for financing activities during 2024 included the repayment of $1,600 million of term loan debt, $200 million, net on our Revolving Credit Facility and $25 million, net on our Securitization Facility. These debt repayments were partially offset by proceeds of $350 million from the issuance of our Incremental Term Facility due 2031 in August 2024.
Capital Expenditures
Capital expenditures, which we define as cash paid for property and equipment and software, were $276 million during 2025, an increase of $129 million compared to 2024. As discussed above, this increase primarily related to the expansion of our monoclonal antibody manufacturing facility in Elwood, Kansas, as well as multiple capital projects at other of our global manufacturing facilities, in addition to the purchase of land around our new corporate headquarters in Indianapolis, Indiana. We anticipate capital expenditures in 2026 to be approximately $175 million to $200 million.
Description of Indebtedness
For a complete description of our debt and available credit facilities as of December 31, 2025, see Note 7. Debt and Finance Lease Liability to the consolidated financial statements.
Contractual Obligations
Our contractual obligations and commitments as of December 31, 2025, are primarily comprised of long-term debt obligations, including both expected principal and interest obligations, leases and purchase obligations. Purchase obligations consist of open purchase orders as of December 31, 2025, and contractual payment obligations with significant vendors which are noncancelable and not contingent. These obligations are primarily short-term in nature. See Note 7. Debt and Finance Lease Liability and Note 13. Leases to the consolidated financial statements for further discussion regarding our contractual obligations related to our long-term debt and leases.
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
Revenue Recognition
Our gross product revenue is subject to reductions, including revenue incentives (rebates and discounts), that are generally estimated and recorded in the same period the revenue is recognized. Amounts recorded for revenue incentives can result from a complex series of judgments about future events and uncertainties and can rely on management's estimates and assumptions. In making these estimates and assumptions, we use our historical experience with similar incentives programs, current sales data and contract information and estimates of inventory levels at our channel distributors, among other factors, to estimate the impact of such programs on revenue. The sensitivity of our estimates can vary by program, type of customer and geographic location, although historically our adjustments to actual results have not been material. Nonetheless, if any of our ratios, factors, assessments, experiences or judgments are not indicative or accurate predictors of our future experience, our results could be materially affected.
See Note 2. Summary of Significant Accounting Policies and Note 3. Revenue to the consolidated financial statements for further discussion regarding our revenue recognition policy and quantitative information regarding our global sales rebate programs, respectively.
Acquisitions and Divestitures
Acquisitions
We account for assets acquired and liabilities assumed in a business combination based on their respective fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired net assets, where applicable, is recorded as goodwill. The judgments made in determining estimated fair values assigned to assets acquired and liabilities assumed, as well as estimated asset lives, can materially affect our consolidated results of operations. The fair values of intangible assets are determined using information available at the acquisition date based on expectations and assumptions that are deemed reasonable by management. These fair value estimates require significant judgment with respect to future revenue and earnings before interest and taxes (EBIT) margins, use of working capital, the selection of appropriate discount rates, product mix, income tax rates and other assumptions and estimates. Such estimates and assumptions are determined based upon our business plans and, when applicable, the perspectives of market participants. We often utilize an income approach, which is a valuation technique that provides an estimate of fair value based on market participant expectations of the cash flows an asset would generate over its remaining useful life. For significant acquisitions, we normally engage an independent valuation specialist to assist in valuing significant assets and liabilities.

Divestitures
Determining the gain or loss on the divestiture of a business under GAAP requires us to allocate a portion of our single reporting unit's goodwill to the divested business' carrying value (the disposal group). The determination of how much goodwill to allocate to a disposal group is based on the relative fair value of the business being sold and the fair value of the remaining reporting unit being retained, which in the case of Elanco, is our remaining consolidated business. In determining the relative fair value of our single reporting unit, we typically utilize an income approach. Significant management estimates required in such an analysis include, but are not limited to, estimates and assumptions regarding future cash flows of our single reporting unit, revenue growth and other profitability measures, such as gross margin and earnings before interest, taxes, depreciation and amortization (EBITDA) margin and the determination of an appropriate discount rate. Significant changes to any of these estimates could result in a different amount of goodwill being allocated to a disposal group, and consequently, would impact the amount of any pre-tax gain or loss recognized.
Impairment of Goodwill and Indefinite-Lived Assets
Goodwill is not amortized but is reviewed at least annually for impairment during the fourth quarter, or more frequently if there is a significant change in events or circumstances that indicates the fair value of our single reporting unit is more likely than not less than its carrying amount (a "triggering event"). We begin by assessing qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying value. Based on this qualitative assessment, if we conclude it is more likely than not that the fair value is less than its carrying value, we conduct a quantitative impairment test, which involves comparing the estimated fair value of our single reporting unit to its carrying value. For quantitative goodwill impairment tests, when required, we estimate the fair value of our single reporting unit using an income approach. If the carrying value of the reporting unit exceeds its estimated fair value, we recognize an impairment loss for the difference. Significant management judgment is required in estimating our reporting unit’s fair value and in the creation of forecasts of future operating results to be used in the discounted cash flow method of the income approach valuation. These include, but are not limited to, estimates and assumptions regarding our future cash flows, revenue growth rates and other profitability measures such as gross margin and EBITDA margin; and the determination of an appropriate discount rate. These estimates and assumptions are subject to change due to, among other factors, changes in our estimates of future cash flows, revenue growth or other profitability measures and/or changes in the discount rate, which is highly correlated with long-term treasury rates.
Similar to goodwill, indefinite-lived intangible assets are also reviewed for impairment at least annually during the fourth quarter, or more frequently if there is a triggering event. We also typically use an income approach when estimating the fair value of our indefinite-lived intangible assets, which primarily represent IPR&D acquired from prior business combinations. For more information related to our goodwill and indefinite-lived asset accounting policies and recent activity, see Note 2. Summary of Significant Accounting Policies and Note 11. Goodwill and Intangibles to the consolidated financial statements.
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
As of December 31, 2025 and 2024, we had consolidated valuation allowances of $246 million and $269 million, respectively. In recent years we have incurred pre-tax losses in the U.S., and as a result we have concluded that it is “more likely than not” that a portion of our U.S. deferred tax assets will not be utilized. Accordingly, we have recorded valuation allowances of $207 million and $218 million as of December 31, 2025 and 2024, respectively, against these deferred tax assets. Under current tax laws, the valuation allowance will not limit our ability to utilize U.S. deferred tax assets provided we can generate sufficient future taxable income in the U.S. We anticipate we will continue to record a valuation allowance against the losses until such time as we are able to determine it is “more likely than not” that the deferred tax assets will be realized.
Recently Issued Accounting Pronouncements
For discussion of our new accounting standards, see Note 2. Summary of Significant Accounting Policies to the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk
We operate on a global basis and are exposed to the risk that our revenue, earnings, cash flows and equity could be adversely impacted by fluctuations in foreign currency exchange rates. We are exposed to foreign currency exchange rate risk as the functional currency financial statements of non-U.S. subsidiaries are translated to U.S. dollars. We are also subject to foreign currency transaction gains and losses to the extent revenue and expense transactions are not denominated in the functional currency of a subsidiary. We are primarily exposed to foreign currency exchange rate risk with respect to net assets denominated in the Euro, British pound, Swiss franc, Brazilian real, Australian dollar, Japanese yen, Canadian dollar, Chinese yuan and Polish zloty.
Additionally, we generally identify hyperinflationary markets as those markets whose cumulative inflation rate over a three-year period exceeds 100%. We have applied hyperinflationary accounting for our subsidiary in Turkey since 2022 and, prior to its substantial liquidation in 2024, for our subsidiary in Argentina since 2018. As a result, we have changed these subsidiaries' functional currencies to the U.S. dollar. During the years ended December 31, 2025 and 2024, revenue in Turkey represented less than 1% of our consolidated revenue, while assets held in Turkey at December 31, 2025 and 2024, also represented less than 1% of our consolidated assets. While the application of hyperinflationary accounting did not have a material impact on our business during either the year ended December 31, 2025 or 2024, we may in the future incur significant currency devaluations, which could have a material adverse impact on our results of operations.
We frequently enter into foreign exchange forward or option contracts to reduce the effect of fluctuating currency exchange rates. Gains and losses on these instruments are recorded within other expense, net, and offset, in part, the impact of currency rate fluctuations on the underlying foreign currency denominated assets and liabilities. A hypothetical 10 percent adverse change in exchange rates applied to the fair values of our outstanding foreign exchange forward and option contracts as of December 31, 2025, would result in an additional unrealized loss of approximately $65 million.
We also have a series of cross-currency interest rate swaps to help mitigate the impact of currency rate fluctuations on our operations in Switzerland with tenors in August and November of 2026 and February of 2027. As of December 31, 2025, these instruments have generated net losses of approximately $155 million, and we estimate that if the U.S. dollar were to weaken against the Swiss franc by an additional 10%, the amount of unrealized loss recorded in CTA related to these cross-currency interest rate swaps would increase approximately $140 million further. Gains and losses from these instruments are not included within our determination of net income, but rather are recorded as a cumulative translation adjustment (CTA) within other comprehensive income (loss). Nonetheless, these instruments do present settlement exposure to the extent they remain in a loss position at maturity.
Interest Risk
At December 31, 2025, we have outstanding interest rate swap agreements with a combined notional amount of $2,300 million that had the economic effect of modifying this amount of our variable-rate debt to fixed-rate. We also have forward-starting interest rate swap agreements with a combined notional amount of $850 million, which will become effective in August 2026. When including the variable-rate debt converted to fixed-rate through the use of interest rate swaps, as of December 31, 2025, approximately 80% of our long-term indebtedness, excluding our finance lease liability, bore interest at a fixed rate. We estimate that a hypothetical 1.0% increase in the applicable Term SOFR and EURIBOR benchmark rates throughout 2025 would have resulted in increased interest expense of approximately $7 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Elanco Animal Health Incorporated
Consolidated Statements of Operations
(in millions, except per-share data)

	Year Ended December 31,
	2025	2024	2023

Revenue	$4,715	$4,439	$4,417
Cost of sales	2,122	2,003	1,931
Gross Profit	2,593	2,436	2,486
Research and development	368	344	327
Marketing, selling and administrative	1,430	1,314	1,285
Amortization of intangible assets	543	527	548
Asset impairment, restructuring and other special charges	237	150	127
Goodwill impairment	—	—	1,042
Gain on divestiture	—	(640)	—
Interest expense, net of capitalized interest	220	235	277
Other expense, net	19	18	75
(Loss) income before income taxes	(224)	488	(1,195)
Income tax expense	8	150	36
Net (loss) income	$(232)	$338	$(1,231)

(Loss) earnings per share:
Basic	$(0.47)	$0.68	$(2.50)
Diluted	$(0.47)	$0.68	$(2.50)
Weighted-average shares outstanding:
Basic	496.4	494.0	492.3
Diluted	496.4	497.3	492.3
See notes to consolidated financial statements.

Elanco Animal Health Incorporated
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	Year Ended December 31,
	2025	2024	2023

Net (loss) income	$(232)	$338	$(1,231)
Other comprehensive income (loss):
Cash flow hedges, net of taxes	(49)	(20)	(125)
Foreign currency translation, net of taxes	647	(487)	293
Defined benefit plans, net of taxes	32	2	(42)
Other comprehensive income (loss), net of taxes	630	(505)	126
Comprehensive income (loss)	$398	$(167)	$(1,105)
See notes to consolidated financial statements.

Elanco Animal Health Incorporated
Consolidated Balance Sheets
(in millions, except share data)

	December 31, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$545	$468
Accounts receivable, net	873	805
Other receivables	67	81
Inventories	1,737	1,574
Prepaid expenses and other	236	287
Total current assets	3,458	3,215
Noncurrent Assets
Property and equipment, net	1,409	993
Goodwill	4,779	4,414
Other intangibles, net	3,408	3,681
Other noncurrent assets	304	311
Total assets	$13,358	$12,614
Liabilities and Equity
Current Liabilities
Accounts payable	$368	$296
Employee compensation	206	177
Sales rebates and discounts	416	332
Current portion of long-term debt and finance lease liability	74	44
Other current liabilities	533	466
Total current liabilities	1,597	1,315
Noncurrent Liabilities
Long-term debt and finance lease liability	3,943	4,277
Liability for sale of future revenue	304	—
Accrued retirement benefits	158	175
Deferred taxes	382	449
Other noncurrent liabilities	427	302
Total liabilities	6,811	6,518
Commitments and Contingencies
Equity
Preferred stock, 1,000,000,000 shares authorized, no par value; none issued	—	—
Common stock, 5,000,000,000 shares authorized, no par value; 496,975,154 and 494,445,839 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	8,870	8,817
Accumulated deficit	(2,182)	(1,950)
Accumulated other comprehensive loss	(141)	(771)
Total equity	6,547	6,096
Total liabilities and equity	$13,358	$12,614
See notes to consolidated financial statements.

Elanco Animal Health Incorporated
Consolidated Statements of Equity
(in millions)

	Common Stock				Accumulated Other Comprehensive Loss
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Cash Flow Hedges	Foreign Currency Translation	Defined Benefit Plans	Total	Total Equity
December 31, 2022	474.2	$—	$8,738	$(1,057)	$182	$(672)	$98	$(392)	$7,289
Net loss	—	—	—	(1,231)	—	—	—	—	(1,231)
Other comprehensive income (loss), net of taxes	—	—	—	—	(125)	293	(42)	126	126
Stock-based compensation activity, net	1.4	—	39	—	—	—	—	—	39
Conversion of tangible equity units (TEUs) into common stock	17.2	—	—	—	—	—	—	—	—
December 31, 2023	492.8	—	8,777	(2,288)	57	(379)	56	(266)	6,223
Net income	—	—	—	338	—	—	—	—	338
Other comprehensive (loss) income, net of taxes	—	—	—	—	(20)	(487)	2	(505)	(505)
Stock-based compensation activity, net	1.6	—	40	—	—	—	—	—	40
December 31, 2024	494.4	—	8,817	(1,950)	37	(866)	58	(771)	6,096
Net loss	—	—	—	(232)	—	—	—	—	(232)
Other comprehensive income (loss), net of taxes	—	—	—	—	(49)	647	32	630	630
Stock-based compensation activity, net	2.6	—	53	—	—	—	—	—	53
December 31, 2025	497.0	$—	$8,870	$(2,182)	$(12)	$(219)	$90	$(141)	$6,547

See notes to consolidated financial statements.

Elanco Animal Health Incorporated
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Net (loss) income	$(232)	$338	$(1,231)
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Depreciation and amortization	680	662	694
Goodwill impairment	—	—	1,042
Deferred income taxes	(134)	(112)	(80)
Stock-based compensation expense	68	55	46
Asset impairment and write-down charges	71	81	32
Gain on divestiture	—	(640)	—
Proceeds from interest rate swap settlements	—	5	57
Sold portion of royalty revenue	(19)	—	—
Interest on liability for sale of future revenue	33	—	—
Other non-cash operating activities, net	(6)	3	11
Other changes in operating assets and liabilities, net of acquisitions and divestitures:
Receivables	(12)	12	(40)
Inventories	(57)	44	(160)
Other assets	21	11	(6)
Accounts payable and other liabilities	147	82	(94)
Net Cash Provided by Operating Activities	560	541	271
Cash Flows from Investing Activities
Net purchases of property and equipment and software	(276)	(147)	(140)
Cash paid for acquisitions	—	(41)	(19)
Proceeds from divestitures	9	1,360	—
Other investing activities, net	(12)	(14)	(10)
Net Cash (Used for) Provided by Investing Activities	(279)	1,158	(169)
Cash Flows from Financing Activities
Proceeds from Revolving Credit Facility	125	50	350
Repayments of Revolving Credit Facility	(125)	(250)	(150)
Proceeds from Securitization Facility	125	170	250
Repayments of Securitization Facility	(125)	(195)	(125)
Proceeds from issuance of long-term debt	2,106	350	—
Repayments of long-term borrowings	(2,669)	(1,600)	(402)
Proceeds from sale of future revenue, net of transaction costs	290	—	—
Other financing activities, net	(2)	(17)	(6)
Net Cash Used for Financing Activities	(275)	(1,492)	(83)
Effect of exchange rate changes on cash and cash equivalents	71	(91)	(12)
Net increase in cash and cash equivalents	77	116	7
Cash and cash equivalents at January 1	468	352	345
Cash and cash equivalents at December 31	$545	$468	$352
See notes to consolidated financial statements.

Elanco Animal Health Incorporated
Notes to Consolidated Financial Statements
(Tables present dollars and shares in millions, except per-share and per-unit data)

Note 1. Background and Basis of Presentation
Elanco Animal Health Incorporated (collectively, Elanco, the Company, we, us, or our) is a global leader in animal health dedicated to innovating and delivering products and services to prevent and treat disease in farm animals and pets. Elanco was incorporated in Indiana on September 18, 2018, and prior to that was a business unit of Eli Lilly and Company (Lilly). Our diverse, durable product portfolio of approximately 200 brands is sold in more than 90 countries and serves animals across many species, primarily: dogs and cats (collectively, pet health) and cattle, poultry, swine and sheep (collectively, farm animal). Our products are generally sold worldwide to third-party distributors and independent retailers and directly to farm animal producers and veterinarians. Additionally, our omnichannel presence allows us to sell into both the veterinary clinic and retail markets, including e-commerce.
We have prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States (GAAP). In our opinion, the financial statements reflect all adjustments (including those that are normal and recurring) that are necessary for fair presentation of the results of operations for the periods shown. All intercompany balances and transactions have been eliminated, and we have evaluated subsequent events up to the time of filing.

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
Revenue
We recognize revenue primarily from product sales to customers. Revenue from sales of products is recognized at the point where the customer obtains control of the goods and we satisfy our performance obligation, which is generally once the goods have shipped and the customer has assumed title. For contract manufacturing organization (CMO) arrangements, we recognize revenue over time or at a point in time depending on our evaluation of when the customer obtains control of the promised goods or service. Royalty revenue represents sales-based royalties that are recognized in the period in which the underlying sales occur.
Revenue reflects the total consideration to which we expect to be entitled (i.e., the transaction price) after considering various types of variable consideration such as rebates, sales allowances, product returns and discounts. Provisions for returns, rebates and discounts are established in the same period the related sales are recognized. Significant judgments must be made in determining the transaction price for sales of products related to anticipated rebates, discounts and returns. The following describe the most significant of these judgments:
Sales Rebates and Discounts
•Many of our products are sold and initially invoiced at contractual list prices. Contracts with customers often provide for various rebates and discounts that may differ in each contract. To determine the appropriate transaction price for our product sales, we must estimate any rebates or discounts that will ultimately be due to the customer and/or other customers in the distribution chain under the terms of our contracts. Rebate and discount amounts are recorded as a reduction to revenue and as a liability in the period the underlying revenue is recognized. In determining the appropriate net revenue, we consider our historical experience with similar incentives programs, current sales data and contract information and estimates of inventory levels at our channel distributors, among other factors, to evaluate the impact of such programs on revenue. We continually monitor the impact of this experience and adjust our accrual amounts as needed.

Sales Returns
•We estimate a reserve for future product returns based on several factors, including local returns policies and practices, historical returns as a percentage of revenue, an understanding of the reasons for past returns, estimated shelf life by product and estimates of the amount of time between shipment and return. Reserves for sales returns are estimated and recorded as a reduction to revenue and as a liability in the period the underlying revenue is recognized.
Payment terms differ by jurisdiction and customer but typically range from 30 to 120 days from date of shipment in most of our major jurisdictions. Revenue for our product sales has not been adjusted for the effects of a financing component, as we expect the period between when we transfer control of the product and when we receive payment will be one year or less. Any exceptions are either not material, or we collect interest for payments made after the due date. Shipping and handling activities are considered fulfillment activities and are not considered a separate performance obligation. We exclude from our measurement of the transaction price all taxes assessed by a governmental authority that are imposed on our sales of products and collected from a customer.
Allowance for Doubtful Accounts
We provide for an allowance for doubtful accounts, which represents our best estimate of expected lifetime credit losses inherent in our accounts and other receivables portfolios. Our estimates include a continuing credit evaluation of customers' financial condition, trade accounts and other receivables aging and historical loss experience, as well as reasonable and supportable forecasts of future economic conditions. As of December 31, 2025 and 2024, we had an allowance for doubtful accounts of $17 million and $13 million, respectively.
Inventories
We state all inventories at the lower of cost and net realizable value. We value a majority of our inventories using the first-in-first-out (FIFO) method, although at December 31, 2025 and 2024, $373 million and $301 million, respectively, of our total inventories were valued using the last-in, first-out (LIFO) method.
Property and Equipment
Property and equipment assets placed into service are recorded at cost and depreciated using the straight-line method over their estimated useful life (12 to 50 years for buildings and 3 to 25 years for equipment), except for certain leasehold improvements, which are depreciated over the shorter of their economic useful life or remaining lease term. Repair and maintenance costs that do not extend the useful life of the asset are expensed as incurred. Major replacements and significant improvements that either increase asset values or extend useful lives are capitalized. We assess the recoverability of the carrying value of property and equipment whenever events or changes in circumstances indicate the carrying amount may not be fully recoverable. When such indications of a potential impairment exist, we compare the projected undiscounted cash flows to be generated by the asset (or asset group) to its carrying value. If the carrying amount is found to be greater, an impairment charge is recorded equal to the excess of the asset's carrying value over its fair value. In such an event, we also re-evaluate the remaining useful life of the asset (or asset group) and modify it, as appropriate.
Goodwill and Indefinite-lived Intangible Assets
Goodwill represents the excess of the consideration transferred in a business combination over the assigned fair value of the net assets of the acquired business. Goodwill is not amortized but is reviewed at least annually for impairment during the fourth quarter, or more frequently if there is a significant change in events or circumstances that indicate the fair value of our single reporting unit is more likely than not less than its carrying amount (a "triggering event"). We begin by assessing qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying value. Based on this qualitative assessment, if we conclude it is more likely than not that the fair value of our single reporting unit is less than its carrying value, we conduct a quantitative goodwill impairment test, which involves a comparison of the estimated fair value of our single reporting unit to its carrying value, including goodwill. When required, we estimate the fair value of our single reporting unit using an income approach, which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. If the carrying value of our single reporting unit exceeds its estimated fair value, we will recognize an impairment loss for the difference.
The income approach represents a Level 3 fair value measurement in the fair value hierarchy (see Note 9. Fair Value for further information). When a quantitative goodwill impairment test is required, significant management judgment is involved in estimating our single reporting unit’s fair value, including in the creation of forecasts of future operating results to be used in the income approach valuation. These significant judgments include, but are not limited to, estimates and assumptions regarding our future cash flows, revenue growth rates, profitability measures such as gross margin and earnings before interest, taxes, depreciation and amortization (EBITDA) margin and the determination of an appropriate discount rate.

Similar to goodwill, indefinite-lived intangible assets, which primarily represent in-process research and development (IPR&D) assets acquired from prior business combinations, are reviewed annually for impairment during the fourth quarter, or more frequently in the event of a triggering event. We utilize an income approach for determining the estimated fair value of indefinite-lived intangible assets upon acquisition and as needed for evaluations of potential impairment. Acquired IPR&D assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are tested for impairment and, if not impaired, are transferred to marketed products and amortized over their estimated economic life.
Finite-lived Intangible Assets
Finite-lived intangible assets primarily relate to marketed products acquired or licensed from third parties and software. Marketed products consist of the amortized cost of the rights to assets acquired in business combinations and approved for marketing in a significant global jurisdiction. The cost basis of marketed products includes both the initial assigned IPR&D value, as well as any associated milestone payments subsequent to the product receiving regulatory approval in a significant global jurisdiction. Software consists of certain costs incurred in connection with obtaining or developing internal-use software, including compensation and benefits for employees directly associated with the internal-use software projects and direct costs of external resources. Other finite-lived intangible assets consist primarily of the amortized cost of licensed platform technologies, manufacturing technologies, customer relationships and finite-lived trade names. Intangible assets with finite lives are capitalized and amortized over their estimated economic lives, typically ranging from 3 to 20 years. We assess the recoverability of the carrying value of finite-lived intangible assets in the same manner as property and equipment, as described above.
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
We may also enter into licensing arrangements with third parties to acquire the rights to IPR&D. These arrangements typically do not meet the definition of a business combination. In such arrangements, prior to regulatory approval of a product, we record upfront and milestone payments to third parties as expense when the event requiring the upfront or milestone payment occurs.
Advertising Expenses
Costs associated with advertising, including costs for TV, radio and other electronic media and publications, are generally expensed when the related advertising occurs, and are included in marketing, selling and administrative expenses in the consolidated statements of operations. Advertising expenses for the years ended December 31, 2025, 2024 and 2023, approximated $314 million, $236 million and $207 million, respectively.
Financial Instruments
We utilize various financial instruments to help manage our exposures to market risks, such as changes in foreign currency exchange rates and variable interest rates. At inception, we formally assess, designate and document, as a hedge of an underlying exposure, each qualifying derivative instrument that will be accounted for as an accounting hedge. We also assess at least quarterly thereafter whether the qualifying derivative instrument continues to be effective at offsetting changes in either the fair values or cash flows of the underlying exposures. Derivative cash flows are principally classified in the operating activities section of the consolidated statements of cash flows, consistent with the underlying hedged item, while cash proceeds from or payments for the settlement of net investment hedges are classified as investing activities. Our financial instruments are recorded at their fair values on our consolidated balance sheets, and we do not offset derivative assets and liabilities. Fair values are estimated based on quoted market values for similar instruments and are classified as Level 2 in the fair value hierarchy. As of December 31, 2025 and 2024, we held the following types of financial instruments:
Derivatives Not Designated as Hedges
•Foreign currency derivatives used for hedging our exposure to fluctuating currency exchange rates are put in place using the same or like currencies and duration as the underlying exposures and are recorded at fair value, with gains or losses recognized in other expense, net in the consolidated statements of operations. These instruments generally have maturities not exceeding 12 months.
Derivatives Designated as Hedges – Net investment hedges
•Cross-currency fixed interest rate swaps determined to be effective economic hedges of net investments in foreign denominated net assets are designated as net investment hedges. Gains or losses on our net investment hedges due to spot rate fluctuations are recorded as cumulative translation adjustments, a component of other comprehensive income (loss). Gains and losses will remain in accumulated other comprehensive income (loss) until either the sale or substantial liquidation of the hedged subsidiary.

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
Foreign Currency Translation
Operations in our subsidiaries outside the U.S. are recorded in the functional currency of each subsidiary, which is determined by a review of the environment where each subsidiary primarily generates and expends cash. The results of operations for our subsidiaries outside the U.S. where the U.S. dollar is not the functional currency, are translated from the functional currency into U.S. dollars using the exchange rates in effect as of the date of the transactions, or a reasonable approximation thereof, such as the weighted-average currency rate for the period. Assets and liabilities are translated using the period-end exchange rates. The U.S. dollar effects that arise from translating the net assets of these subsidiaries are recorded in other comprehensive income (loss).
Foreign currency transaction gains and losses are due to the effect of exchange rate changes on transactions denominated in currencies other than a subsidiary's functional currency and are recognized in other expense, net, in the consolidated statements of operations in the period incurred. Transaction losses of $14 million, $12 million and $40 million were recorded during the years ended December 31, 2025, 2024 and 2023, respectively.
We generally identify hyperinflationary markets as those markets whose cumulative inflation rate over a three-year period exceeds 100%. Translation adjustments resulting from the application of hyperinflationary accounting are also recognized in other expense, net, in the consolidated statements of operations in the period incurred.
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which was intended to enhance the transparency and usefulness of income tax disclosures by providing incremental and disaggregated income tax disclosures pertaining to the effective tax rate reconciliation and income taxes paid by jurisdiction. We adopted this standard on a prospective basis for the year ended December 31, 2025. See Note 15. Income Taxes for further details.
Recently Issued Accounting Pronouncements
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
Other Significant Accounting Policies
Our other significant accounting policies are described in the remaining appropriate notes to the consolidated financial statements.

Note 3. Revenue
The following table summarizes the activity in our global sales rebates and discounts liability for the years ended December 31:

	2025	2024
Beginning balance	$332	$367
Reduction of revenue	969	799
Payments	(901)	(824)
Foreign currency translation adjustments	16	(10)
Ending balance	$416	$332
Adjustments to revenue recognized as a result of changes in estimates during the years ended December 31, 2025, 2024 and 2023, for product shipped in previous periods were not material. Actual global product returns approximated 1% of net revenue in each of the years ended December 31, 2025, 2024 and 2023.

Disaggregation of Revenue
The following table summarizes our revenue disaggregated by product category for the years ended December 31:

	2025	2024	2023
Pet Health	$2,300	$2,143	$2,104
Farm Animal:
Cattle	1,125	1,007	949
Poultry	858	796	765
Swine	379	366	382
Aqua (1)	—	81	175
Total Farm Animal	2,362	2,250	2,271
Contract Manufacturing and Other (2)	53	46	42
Revenue	$4,715	$4,439	$4,417
(1)On July 9, 2024, we sold our aqua business to a subsidiary of Merck Animal Health (see Note 4. Acquisitions and Divestitures for further details).
(2)Represents revenue from arrangements in which we manufacture products on behalf of a third party and royalty revenue. In May 2025, we entered into an agreement to sell certain qualifying royalties, among other potential future cash flows, to a third party for proceeds of $295 million in cash. While we are no longer entitled to these qualifying royalties, we are required under GAAP to continue recognizing them as revenue. For the year ended December 31, 2025, royalty revenue associated with this arrangement, which is reflected within Contract Manufacturing and Other in the table above, totaled $19 million. See Note 10. Liability for Sale of Future Revenue for additional information.
The following table summarizes our revenue disaggregated by geographic area for the years ended December 31:

	2025	2024	2023
United States	$2,234	$2,036	$1,983
International	2,481	2,403	2,434
Revenue	$4,715	$4,439	$4,417
We have a single customer that accounted for approximately 12%, 11% and 10% of revenue for the years ended December 31, 2025, 2024 and 2023, respectively. Product sales with this customer resulted in accounts receivable of $107 million and $90 million as of December 31, 2025 and 2024, respectively.
Note 4. Acquisitions and Divestitures
Acquisitions
In November 2024, we acquired a manufacturing facility in Speke, United Kingdom (U.K.), including its workforce and related assets such as inventory and property and equipment (Speke), from a former contract manufacturing supply partner, TriRx Speke Ltd (TriRx Speke). During 2023, we completed the acquisitions of certain U.S. marketed products, pipeline products, inventory and an assembled workforce from NutriQuest, LLC (NutriQuest), a provider of swine, poultry and cattle nutritional health products to animal producers, and certain assets including inventory and distribution rights for certain marketed products from NutriQuest Nutricao Animal Ltda (NutriQuest Brazil). These transactions were all accounted for as business combinations under the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired net assets, where applicable, has been recorded as goodwill.
Speke: In 2021 and 2022, respectively, we sold manufacturing facilities in Shawnee, Kansas, and Speke, United Kingdom (U.K.), to TriRx Pharmaceuticals (TriRx). We received cash proceeds from our sale of these facilities over several years, with the final cash payment of $66 million received from TriRx, in addition to accrued interest, during the first quarter of 2024.
Concurrent with our initial sale of the Speke facility to TriRx, we entered into a long-term supply agreement with them for a number of farm animal product lines. Because we determined this supply agreement to be on favorable terms to us, we recorded a contract asset associated with it. In 2023, due to a forecasted decline in cash flows associated with this contract asset, we determined the asset was partially impaired, and we recorded a $26 million impairment charge. In September 2024, TriRx Speke entered into trading administration, a formal insolvency process in the U.K. At this time, we impaired the remaining $12 million value of this contract asset. Each of these impairment charges was recorded within asset impairment, restructuring and other special charges within our consolidated statements of operations.

To minimize supply disruption for our impacted product lines, we acquired Speke on November 15, 2024, for $36 million. The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

Inventories	$20
Property and equipment	14
Goodwill	1
Other assets and liabilities, net	1
Total consideration transferred	$36
NutriQuest: On January 3, 2023, we acquired NutriQuest for total purchase consideration of $59 million. The composition of the purchase price was as follows:

Up-front cash consideration	$16
Deferred cash consideration paid January 4, 2024	5
Initial fair value of contingent consideration	38
Total purchase consideration	$59
The following table summarizes the fair value of assets acquired as of the acquisition date:

Inventories	$3
Intangible assets:
Marketed products	29
Acquired IPR&D	9
Other intangible assets	15
Total identifiable assets	56
Goodwill	3
Total consideration transferred	$59
Other intangible assets consisted of customer relationships and trade names. The acquired finite-lived intangible assets are being amortized over a weighted-average useful life of approximately 12 years on a straight-line basis.
NutriQuest Brazil: On August 1, 2023, we acquired NutriQuest Brazil for total purchase consideration of $19 million. The following table summarizes the fair values of assets acquired as of the acquisition date:

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
Based on the aggregate carrying value of our aqua business and $20 million of costs to sell, we recorded a pre-tax gain on divestiture of $640 million. We also recognized income tax expense of $170 million related to the taxable gain. In determining the amount of goodwill to include in our disposal group, a portion of our single reporting unit’s goodwill was allocated to it on a relative fair value basis by comparing the fair value of the disposal group to the estimated fair value of our single reporting unit as a whole. We estimated the fair value of our single reporting unit using the income approach. Significant management judgment was required in estimating the fair value of our single reporting unit, including, but not limited to, estimates and assumptions regarding future cash flows of our single reporting unit, revenue growth and other profitability measures, such as gross margin and earnings before interest, taxes, depreciation and amortization (EBITDA) margin, and the determination of an appropriate discount rate. We considered this valuation approach to be a Level 3 measurement under the fair value hierarchy.

Note 5. Asset Impairment, Restructuring and Other Special Charges
In recent years, we have incurred substantial costs associated with restructuring programs and cost-reduction initiatives. For example, in December 2025 our Board of Directors authorized a restructuring plan (the 2025 Restructuring Plan) to support margin expansion, optimize our global footprint and further invest in innovation. Specifically, the 2025 Restructuring Plan targeted an expected 2026 closure of the animal studies portion of our R&D facilities in Monheim, Germany, while also expanding our R&D organization in Indianapolis, Indiana, among other changes to our R&D organization. The 2025 Restructuring Plan is also expected to result in our exit from certain farm animal implant products and the related closure of our manufacturing facility in Kansas City, Kansas. Additionally, in February 2024, our Board of Directors authorized a separate restructuring plan (the 2024 Restructuring Plan) to improve operational efficiencies and better align our organizational structure with business needs, top strategic priorities and key growth opportunities. Specifically, the 2024 Restructuring Plan reallocated resources by shifting international resources from farm animal to pet health in anticipation of the global launches of several potential blockbuster products. The 2024 Restructuring Plan also impacted how we operate in and sell into the Argentina market, among others. We have also incurred costs associated with executing acquisitions, divestitures and other significant transactions and related integration and/or separation activities.
Components of asset impairment, restructuring and other special charges for the years ended December 31 were as follows:

	2025	2024	2023
Restructuring charges (1)	$156	$44	$—
Acquisition and divestiture-related charges(2)	2	18	93
Non-cash and other items:
Asset impairment (3)	71	81	32
Other	8	7	2
Total expense	$237	$150	$127
(1)Restructuring charges in 2025 primarily related to $116 million of expected cash-based severance costs associated with the 2025 Restructuring Plan, as well as $39 million primarily consisting of non-cash asset impairment charges associated with our animal studies research facilities in Monheim, Germany, and our manufacturing facility in Kansas City, Kansas. Restructuring charges in 2024 primarily related to cash-based severance charges associated with the 2024 Restructuring Plan.
(2)Acquisition and divestiture-related charges in 2024 primarily consisted of transaction costs related to the divestiture of our aqua business (see Note 4. Acquisitions and Divestitures for further information). Acquisition and divestiture-related charges in 2023 primarily represented costs associated with the implementation of new systems, programs and processes due to the integration of Bayer Animal Health.
(3)Asset impairments in 2025 primarily included a $47 million impairment of a marketed product intangible asset due to a decline in projected sales of a product group acquired in a past acquisition and $16 million in impairments related to two early-stage capital projects that were indefinitely suspended. Asset impairments in 2024 principally included a $53 million write-off of an IPR&D asset and $15 million of asset impairments tied to the financial difficulties of TriRx Speke (see Note 4. Acquisitions and Divestitures for further information). Asset impairments in 2023 primarily included a $26 million partial write-down of a contract asset with TriRx Speke.

The following table summarizes the activity in our reserves established in connection with restructuring activities:

Balance at December 31, 2023	$7
Charges	44
Cash paid	(32)
Non-cash items and other	(3)
Balance at December 31, 2024	16
Charges	156
Cash paid	(10)
Non-cash items and other	(38)
Balance at December 31, 2025	$124
Timing of when restructuring reserve obligations are expected to be paid can vary due to country-specific negotiations and regulations. As of December 31, 2025, $80 million of our restructuring reserve was classified within other current liabilities on our consolidated balance sheet, with the remainder classified within other noncurrent liabilities.

Note 6. Inventories
Inventories at December 31 consisted of the following:

	2025	2024
Finished products	$871	$754
Work in process	837	783
Raw materials and supplies	104	98
Total	1,812	1,635
Decrease to LIFO cost	(75)	(61)
Inventories	$1,737	$1,574

Note 7. Debt and Finance Lease Liability
Our long-term debt and finance lease liability as of December 31, consisted of the following:

	2025	2024
Term Loan B due 2027 (1)	$—	$2,593
Term Loan B due 2032 (1)	1,100	—
Euro Term Loan due 2029 (1)	470	—
Incremental Term Facility due 2028	339	370
Incremental Term Facility due 2029	171	187
Incremental Term Facility due 2031	321	349
Incremental Term Facility due 2032 (1)	539	—
Revolving Credit Facility	—	—
Securitization Facility	100	100
Senior Notes due 2028	750	750
Unamortized debt issuance costs	(28)	(28)
Total debt	3,762	4,321
Finance lease liability (2)	255	—
	4,017	4,321
Less current portion of long-term debt and finance lease liability	74	44
Total long-term debt and finance lease liability	$3,943	$4,277
(1)On October 31, 2025, we repaid our Term Loan B due 2027 in full, primarily with the proceeds from three new debt facilities, our Term Loan B due 2032, Euro Term Loan due 2029 and Incremental Term Facility due 2032 (see below for further details).
(2)In June 2025, we entered into a finance lease arrangement for our new corporate headquarters. See Note 13. Leases for further information.

Term Loan B due 2027 and Revolving Credit Facility
In 2020, we simultaneously entered into our Term Loan B due 2027 facility and Revolving Credit Facility. In July 2024, we amended our Revolving Credit Facility, which extended its maturity through July 2029. Our Revolving Credit Facility provides up to $750 million in borrowing capacity and bears interest at Term SOFR plus a spread, dependent on our Net Total Leverage Ratio, as defined within the amended agreement, which was 1.50% at December 31, 2025. There are two financial maintenance covenants under our Revolving Credit Facility which are solely for the benefit of the lenders, a net total leverage ratio covenant and an interest coverage ratio covenant. The net total leverage ratio covenant requires us to maintain a net total leverage ratio (which is not subject to step-downs) as of the end of each quarter. The required level of this covenant is based on the ratio of our pro forma net debt to our pro forma adjusted EBITDA not to exceed 7.71 to 1.00 for the preceding four fiscal quarters. The interest coverage ratio covenant requires us to maintain a ratio of pro forma adjusted EBITDA to cash interest expense for the preceding four fiscal quarters of no less than 2.00 to 1.00. We were in compliance with all of our debt covenants as of December 31, 2025. During the year ended December 31, 2025, we both borrowed and repaid $125 million on our Revolving Credit Facility.
On October 31, 2025, we entered into three new debt facilities, our Term Loan B due 2032, Euro Term Loan due 2029 and Incremental Term Facility due 2032 (all described below) for aggregate gross proceeds of $2,106 million. We simultaneously repaid our Term Loan B due 2027 in full utilizing these proceeds, net of issuance costs and discounts of approximately $32 million, and cash on hand. With this repayment, all obligations and commitments under our Term Loan B due 2027 were satisfied. We recognized charges of $20 million during the year ended December 31, 2025, related to refinancing costs and the write-off of previously deferred financing costs, which were included within interest expense, net of capitalized interest in the consolidated statement of operations.
Term Loan B due 2032
On October 31, 2025, concurrent with the repayment of our Term Loan B due 2027, we entered into a new Term Loan B (the Term Loan B due 2032) in the amount of $1,100 million. The Term Loan B due 2032 bears interest at Term SOFR plus 1.75% and amortizes in quarterly required principal payments of 0.25%, with a final balloon payment due on the scheduled maturity date of October 31, 2032.
Euro Term Loan due 2029
On October 31, 2025, we also entered into a Euro Term Loan A facility (the Euro Term Loan due 2029) in the amount of €400 million. The Euro Term Loan due 2029 bears interest at the Euro Interbank Offered Rate (EURIBOR) plus a spread dependent on our Net Total Leverage Ratio, as defined within the agreement, which was 1.50% at December 31, 2025, and amortizes in quarterly required principal payments of 1.875%, with a final balloon payment due on the scheduled maturity date of April 30, 2029. Our Euro Term Loan due 2029 has both a net total leverage ratio covenant and an interest coverage ratio covenant, both of which are consistent with our Revolving Credit Facility's financial maintenance covenants.
Additional Term Facilities
Incremental Term Facility due 2028: Our Incremental Term Facility due 2028 bears interest at Term SOFR plus 1.75% and is payable in quarterly installments of principal and interest with a final balloon payment due at scheduled maturity on August 12, 2028. The terms of the Incremental Term Facility due 2028 are generally consistent with the terms of our Term Loan B due 2032 and Revolving Credit Facility.
Incremental Term Facility due 2029: Our Incremental Term Facility due 2029 bears interest at Term SOFR plus 1.75% and is payable in quarterly installments of principal and interest with a final balloon payment due at scheduled maturity on April 19, 2029. The terms of the Incremental Term Facility due 2029 are generally consistent with the terms of our Term Loan B due 2032 and Revolving Credit Facility.
Incremental Term Facility due 2031: Our Incremental Term Facility due 2031 bears interest at Term SOFR plus 1.75% and is payable in quarterly installments of principal and interest with a final balloon payment due at scheduled maturity on August 13, 2031. The terms of the Incremental Term Facility due 2031 are generally consistent with the terms of our Term Loan B due 2032 and Revolving Credit Facility.
Incremental Term Facility due 2032: On October 31, 2025, we also entered into an incremental term facility with an aggregate principal amount of $540 million. The Incremental Term Facility due 2032 bears interest at Term SOFR plus 2.25% and amortizes in quarterly required principal payments of 0.25%, with a final balloon payment due at scheduled maturity on October 31, 2032. The terms of the Incremental Term Facility due 2032 are generally consistent with the terms of our Term Loan B due 2032 and Revolving Credit Facility.
Securitization Facility
In August 2023, we entered into a secured term facility (the Securitization Facility), which is secured and collateralized by our U.S. accounts receivable, subject to certain adjustments (defined as the Net Eligible Receivables Balance within the applicable agreement). The terms of the agreement result in an amount of our U.S. accounts receivable, equivalent to the outstanding balance of the Securitization Facility at any point in time, being pledged to the lender as collateral for the borrowings. Our borrowing capacity under our Securitization Facility is subject to monthly fluctuation, based on the level of our borrowing base as reported to the lender, which is correlated to our U.S. Net Eligible Receivables Balances, with a maximum borrowing capacity not to exceed $300 million. The Securitization Facility requires monthly interest payments over its term at a variable rate based on Term SOFR plus 1.25%. On June 25, 2025, we amended our Securitization Facility, which extended its maturity through June 2028 and made other amendments to certain covenants and other terms of the agreement. The Securitization Facility also includes various covenants specific to the underlying composition of our U.S. accounts receivables portfolio, all of which we were in compliance with as of December 31, 2025. During the year ended December 31, 2025, we both borrowed and repaid $125 million on our Securitization Facility.
Senior Notes
In August 2018, we issued $750 million of 4.900% Senior Notes due August 28, 2028 (the Senior Notes due 2028). The interest rate payable on the Senior Notes due 2028 is subject to adjustment in the event of credit rating agency downgrades, which last occurred in April 2023, and as of December 31, 2025, these notes bore interest at a rate of 6.650%. The indenture that governs these notes contains covenants that limit our ability to incur liens or engage in sale-leaseback transactions. The indenture also contains restrictions on our ability to consolidate, merge or sell substantially all of our assets, in addition to other customary terms. We were in compliance with all such covenants under the indenture governing our Senior Notes due 2028 as of December 31, 2025.
Finance Lease Obligation
In June 2025, we commenced a five-year finance lease for our new corporate headquarters in Indianapolis, Indiana. The right-of-use (ROU) asset related to this finance lease is included within property and equipment, net, while the finance lease liabilities are classified within both the current and noncurrent portions of long-term debt and finance lease liability on our consolidated balance sheet. See Note 13. Leases for further information.
Scheduled Repayments
As of December 31, 2025, future required principal payments on our outstanding indebtedness, excluding our finance lease payments which are included in the future minimum lease payment schedule within Note 13. Leases, for each of the next five years and thereafter, were as follows:

2026	$63
2027	63
2028	1,236
2029	548
2030	20
2031 and thereafter	1,860
Total obligations and commitments	3,790
Unamortized debt issuance costs	(28)
Total debt	$3,762
As of December 31, 2025, approximately 80% of our long-term indebtedness, excluding our finance lease liability, bore interest at a fixed rate, including variable-rate debt converted to fixed-rate through the use of interest rate swaps (see Note 8. Financial Instruments for further information).
Cash payments for interest, excluding the interest component of our finance lease payments, during the years ended December 31, were as follows:

	2025	2024	2023
Interest paid (1)	$206	$296	$379
(1)Reflected within the above totals are $43 million, $31 million and $4 million of cash interest received from our net investment hedges during the years ended December 31, 2025, 2024 and 2023, respectively. See Note 8. Financial Instruments for further information on our net investment hedges.

Note 8. Financial Instruments
To manage our exposure to market risks, such as changes in foreign currency exchange rates and variable interest rates, we have entered into various derivative transactions. Our outstanding positions are discussed below.
Derivatives Not Designated as Hedges
We may enter into foreign currency exchange forward or option contracts to reduce the effects of fluctuating currency exchange rates. As of December 31, 2025 and 2024, we had outstanding foreign currency exchange contracts with aggregate notional amounts of $1,090 million and $1,016 million, respectively. The amounts of net gains (losses) on our derivative instruments not designated as hedging instruments, recorded in other expense, net for the years ended December 31, were as follows:

	2025	2024	2023
Foreign exchange forward contracts (1)	$34	$(22)	$7
(1)These amounts were substantially offset in other expense, net by the effect of changing exchange rates on the underlying foreign currency exposures.
Derivatives Designated as Hedges – Net investment hedges
At December 31, 2024, we had a series of cross-currency fixed interest rate swaps to help mitigate the impact of foreign currency fluctuations on our operations in Switzerland with a combined 1,000 million CHF notional amount with tenors in August and November of 2026 and February of 2027. In January 2025, we took advantage of market opportunities to restructure our net investment hedges, paying $10 million to settle these instruments. We simultaneously entered into new cross-currency fixed interest rate swaps with the same 1,000 million CHF notional amounts and covering the same tenors. These instruments were determined to be, and have been designated as, effective economic hedges of net investments in our CHF denominated net assets.
The amounts of (losses) gains on net investment hedges, net of tax, recorded in accumulated other comprehensive loss for the years ended December 31, were as follows:

	2025	2024	2023
Cross-currency fixed interest rate swaps	$(155)	$59	$(72)
For the years ended December 31, 2025, 2024 and 2023, these instruments also generated $45 million, $31 million and $9 million of interest income, respectively, which was included as a contra interest expense, net of capitalized interest in our consolidated statements of operations.
Derivatives Designated as Hedges – Interest rate swaps
We had outstanding interest rate swaps with aggregate notional amounts of $2,300 million and $2,800 million as of December 31, 2025 and 2024, respectively, which have scheduled maturities in 2026. In October 2025, we settled an aggregate $500 million notional amount of existing interest rate swaps, paying an immaterial amount upon settlement. As of December 31, 2025 and 2024, we also had forward-starting interest rate swap agreements with a combined notional amount of $850 million, which will become effective on August 1, 2026, and have scheduled maturities between 2028 and 2031.
The amounts of (losses) gains on interest rate swap contracts, net of tax, recorded in accumulated other comprehensive loss for the years ended December 31, were as follows:

	2025	2024	2023
Interest rate swaps	$(14)	$84	$—
The amounts of gains reclassified out of accumulated other comprehensive loss and recognized into earnings through interest expense, net of capitalized interest for the years ended December 31, were as follows:

	2025	2024	2023
Interest rate swaps	$35	$104	$125
Over the next 12 months, we expect to reclassify a loss of $13 million out of accumulated other comprehensive loss and into interest expense, net of capitalized interest related to our interest rate swaps, although the actual amounts reclassified may vary as a result of future changes in market conditions.
As of December 31, 2025, when factoring in the impact from our interest rate swaps, the weighted-average effective interest rate on our outstanding indebtedness, excluding our finance lease liability, was 5.76%.

Note 9. Fair Value
Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value measurements are based on a framework that utilizes the inputs market participants use to determine the fair value of an asset or liability and establishes a fair value hierarchy to prioritize those inputs. Level 1 fair value measurements are based on quoted prices in active markets for identical assets or liabilities. We determine our Level 2 fair value measurements based on a market approach using quoted market values or significant other observable inputs for identical or comparable assets or liabilities. Our Level 3 fair value measurements are based on unobservable inputs based on little or no market activity. As of December 31, 2025 and 2024, contingent consideration liabilities reported within the fair value table below primarily stem from our 2023 acquisition of NutriQuest (see Note 4. Acquisitions and Divestitures for further information). The fair values of these liabilities were estimated using a Monte Carlo simulation model, consisting of Level 3 inputs not observable in the market, including estimates relating to revenue forecasts, discount rates and volatility.
The following table summarizes the fair value information at December 31, 2025 and 2024, for assets and liabilities measured at fair value on a recurring basis in the respective balance sheet line items, as well as long-term debt excluding our finance lease liability, for which fair value is disclosed on a recurring basis:

		Fair Value Measurements Using
Financial statement line item	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2025
Recurring fair value measurements
Prepaid expenses and other – derivative instruments	$20	$—	$20	$—	$20
Other current liabilities – derivative instruments	(111)	—	(111)	—	(111)
Other current liabilities – contingent consideration	(29)	—	—	(29)	(29)
Other noncurrent liabilities – derivative instruments	(73)	—	(73)	—	(73)
Financial instruments not carried at fair value
Long-term debt, excluding finance lease liability	(3,790)	—	(3,809)	—	(3,809)

December 31, 2024
Recurring fair value measurements
Prepaid expenses and other – derivative instruments	$32	$—	$32	$—	$32
Other current liabilities – derivative instruments	(54)	—	(54)	—	(54)
Other current liabilities – contingent consideration	(21)	—	—	(21)	(21)
Other noncurrent liabilities – derivative instruments	(18)	—	(18)	—	(18)
Other noncurrent liabilities – contingent consideration	(16)	—	—	(16)	(16)
Financial instruments not carried at fair value
Long-term debt	(4,349)	—	(4,362)	—	(4,362)
Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities at the time of purchase of three months or less. The carrying values of cash and cash equivalents, accounts and other receivables, accounts payable and other current liabilities are reasonable estimates of their fair values due to the short-term nature of these assets and liabilities. Further, we had investments without readily determinable fair values, which were classified as other noncurrent assets on our consolidated balance sheets totaling $15 million and $17 million as of December 31, 2025 and 2024, respectively. These investments are not recorded at fair value on a recurring basis, and as such, are not included in the fair value table above.
We also had contingent consideration liabilities totaling $31 million and $32 million as of December 31, 2025 and 2024, respectively, related to a license agreement we signed in 2022 for the development and commercialization of products related to Bexacat. These contingent consideration liabilities, which are principally recorded within other noncurrent liabilities on our consolidated balance sheets, are not included in the fair value table above, as they are not recorded at fair value on a recurring basis.

Note 10. Liability for Sale of Future Revenue
In May 2025, we executed a Purchase and Sale Agreement (PSA) with funds affiliated with Blackstone Life Sciences and Blackstone Credit & Insurance (collectively, Blackstone). Pursuant to the PSA, we received a cash payment of $295 million from Blackstone for the rights to the proceeds from (a) the future royalties we are owed from net sales in the U.S. of XDEMVY® (lotilaner ophthalmic solution) 0.25%, a medical treatment for Demodex blepharitis in humans, by Tarsus Pharmaceuticals, Inc. (Tarsus) and (b) certain future sales milestone payments we are owed based on global net sales of XDEMVY, both of which are pursuant to the terms of a previously executed license agreement with Tarsus (the qualifying royalties and milestones). The PSA applies to net sales of XDEMVY in the U.S. from April 1, 2025 through August 24, 2033. We retain the rights to all royalty payments on net sales outside the U.S. and any royalties due on U.S. net sales after August 24, 2033. We also retain the rights to any future royalties or milestones earned due to the future expansion of lotilaner in other human health applications. The proceeds from Blackstone, net of transaction costs, were utilized to repay previously outstanding term loan debt.
Given our continuing involvement with the generation of net sales of XDEMVY under our license agreement with Tarsus, which includes our retention and associated defense and maintenance obligations of a portion of the intellectual property used in XDEMVY, under GAAP, the $295 million payment received from Blackstone, net of transaction costs of $5 million, was recorded as a liability for sale of future revenue. However, under the terms of the PSA, we are not obligated to make payments to Blackstone. Rather, Blackstone is only entitled to receive the qualifying royalties and milestones based on XDEMVY's net sales, as outlined within our license agreement with Tarsus. These payments are made by Tarsus to Blackstone through a third-party escrow account and, therefore, do not represent cash inflows or outflows within our consolidated statements of cash flows.
GAAP also requires us to impute interest expense associated with the liability for sale of future revenue based on our estimates of the total amount of payments due to Blackstone over the life of the PSA. The excess of the future payments received by Blackstone over and above the $295 million in proceeds we received from them will be recognized as interest expense, net of capitalized interest in our consolidated statements of operations. Our imputed interest rate is calculated based on the rate we expect would enable the liability to be amortized in full over the life of the PSA. Our effective interest rate will vary throughout the term of the arrangement depending on the amount and timing of forecasted qualifying royalties and milestones, which will affect the timing and amount of reductions to the liability. We periodically assess the forecasted qualifying royalties and milestones using a combination of historical results, internal projections and forecasts from external sources and prospectively adjust the effective interest rate and amortization of the liability for sale of future revenue as deemed appropriate.
Although we no longer receive the proceeds from the qualifying future royalties and milestones, we are required under GAAP to continue recording them within our consolidated statements of operations. As the qualifying royalties and milestones sold to Blackstone are earned, the balance of the liability is reduced, offset by the imputed interest for the period, which increases the recognized liability. The transaction costs are being amortized to interest expense, net of capitalized interest over the life of the arrangement.
The following table shows the activity during the year ended December 31, 2025, related to our liability for sale of future revenue:

Proceeds from sale of future revenue	$295
Deferred transaction costs	(5)
Royalty revenue	(19)
Imputed interest expense	33
Balance at December 31, 2025	$304

Effective interest rate	16.7%

Note 11. Goodwill and Intangibles
Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

December 31, 2023	$5,094
Divestiture of our aqua business	(458)
Foreign currency translation and other adjustments	(222)
December 31, 2024	4,414
Foreign currency translation and other adjustments	365
December 31, 2025	$4,779
As previously disclosed, due principally to an increased discount rate environment, driven by a sharp increase in long-term treasury rates, we recorded a pre-tax goodwill impairment charge of $1,042 during the year ended December 31, 2023. No impairments to goodwill were recorded during either of the years ended December 31, 2025 or 2024.

Other Intangible Assets
The gross amount of intangible assets and related accumulated amortization, as of December 31, were as follows:

	2025			2024
Description	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net
Finite-lived intangible assets:
Marketed products	$7,237	$(3,949)	$3,288	$6,402	$(3,151)	$3,251
Software	264	(170)	94	260	(144)	116
Other	54	(36)	18	52	(29)	23
Total finite-lived intangible assets	7,555	(4,155)	3,400	6,714	(3,324)	3,390
Indefinite-lived intangible assets:
Acquired IPR&D (1)	8	—	8	283	—	283
Trade names	—	—	—	8	—	8
Total intangible assets:	$7,563	$(4,155)	$3,408	$7,005	$(3,324)	$3,681
(1)The reduction in acquired IPR&D in 2025 is attributable to the U.S. Department of Agriculture (USDA) approval for Befrena, an anti-IL31 monoclonal antibody injection targeting canine allergic and atopic dermatitis. This asset had been included in acquired IPR&D since its acquisition from Kindred Biosciences, Inc. in 2021. Upon receiving USDA approval, we reclassified this asset to marketed products and will amortize it over its estimated economic life.
Intangible assets with finite lives are capitalized and amortized over their estimated economic lives. As of December 31, 2025, the remaining weighted-average amortization periods for finite-lived intangible assets were as follows:

Weighted-Average Life (Years)
Marketed products	7
Software	5
Other	5
In the fourth quarter of 2025, we determined one of our marketed product intangible assets was impaired due to a decline in projected future sales of the underlying product group, and recorded an impairment charge of $47 million to write the asset down to its estimated fair value. Our fair value assessment used an income approach, which incorporated Level 3 fair value inputs not observable in the market, including estimates relating to revenue and margin forecasts for the product group underlying the marketed product asset and an appropriate discount rate.
The estimated amortization expense for each of the next five years associated with our finite-lived intangible assets, as of December 31, 2025, is as follows:

	2026	2027	2028	2029	2030
Estimated amortization expense	$560	$534	$532	$509	$372
For the years ended December 31, 2025, 2024 and 2023, amortization expense related to software was $31 million, $40 million and $54 million, respectively.

Note 12. Property and Equipment
At December 31, property and equipment consisted of the following:

	2025	2024
Land	$66	$40
Buildings	698	600
Equipment	1,103	990
Construction in progress	268	221
Finance lease ROU asset	226	—
	2,361	1,851
Less accumulated depreciation and amortization	(952)	(858)
Property and equipment, net	$1,409	$993

Property and equipment, net by geographic area as of December 31, was as follows:

	2025	2024
United States	$972	$610
Germany	250	230
Other foreign countries	187	153
Property and equipment, net	$1,409	$993
Depreciation and amortization expense related to property and equipment, including our finance lease ROU asset, for the years ended December 31, was as follows:

	2025	2024	2023
Depreciation and amortization expense	$106	$95	$92

Note 13. Leases
We have operating leases for corporate offices, R&D facilities, vehicles and equipment with lease terms generally ranging from one to 15 years, some of which have options to extend or terminate the leases. In June 2025, we also commenced a five-year finance lease for our new corporate headquarters in Indianapolis, Indiana. We determine if an arrangement is a lease at inception, and if so, whether it represents an operating or finance lease. ROU assets represent our right to use an underlying asset for the lease term, while lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of minimum lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments. We use the implicit rate if it is readily determinable. Our lease terms may include puts or options to extend or terminate the lease or purchase the leased asset. When it is reasonably certain these puts or options will be exercised, the lease term and the purchase amount, if applicable, are considered in the calculation of the ROU assets and operating lease liabilities. We do not include leases with a lease term of 12 months or less within the determination of our ROU assets or lease liabilities.
ROU assets related to our operating leases are included within noncurrent assets on our consolidated balance sheets, while the ROU asset relating to our finance lease is included within property and equipment, net. Lease liabilities related to our operating leases are included within other current liabilities and other noncurrent liabilities on our consolidated balance sheets, while the current and noncurrent portions of our finance lease is included within long-term debt and finance lease liability, including the current portion. Operating lease expense is recognized on a straight-line basis over the lease term. For our finance lease, we recognize interest expense using the effective interest method and amortization expense on the ROU asset over the expected useful life of the asset. The principal component of our finance lease payments is classified within financing activities within our consolidated statements of cash flows, while the interest component is classified within operating activities. Variable lease payments, which represent non-lease components such as maintenance, insurance and taxes, and which vary due to changes in facts or circumstances occurring after the commencement date, are expensed in the period in which the obligation for these payments is incurred.
The impact of operating and financing leases on the consolidated statements of operations and cash flows for the years ended December 31, was as follows:

Components of lease cost	2025	2024	2023
Operating lease cost	$58	$49	$42
Finance lease cost:
Depreciation expense (marketing, selling and administrative)	2	—	—
Interest expense, net of capitalized interest	8	—	—
Short-term and variable lease cost	5	6	5
Total lease cost	$73	$55	$47

Supplemental cash flow information
Operating cash outflows from operating leases	$40	$35	$35
Operating cash outflows from finance lease	8	—	—
Financing cash outflows from finance lease	2	—	—
ROU assets obtained in exchange for new operating lease liabilities	43	33	28
ROU asset obtained in exchange for new finance lease liability	226	—	—

Supplemental balance sheet and other information related to our operating and finance leases is as follows:

Asset/Liability	Balance Sheet Classification	December 31, 2025	December 31, 2024
Operating ROU assets	Other noncurrent assets	$116	$122
Current operating lease liabilities	Other current liabilities	38	31
Non-current operating lease liabilities	Other noncurrent liabilities	86	92
Finance ROU asset	Property and equipment, net	223	—
Current finance lease liability	Current portion of long-term debt and finance lease liability	16	—
Non-current finance lease liability	Long-term debt and finance lease liability	239	—

Supplemental information
Weighted-average remaining lease term – operating leases		4.6 years	6 years
Weighted-average remaining lease term – finance lease		4.5 years	—
Weighted-average discount rate – operating leases		5.7%	5.0%
Weighted-average discount rate – finance lease		6.4%	—
Corporate Headquarters Finance Lease
Our five-year corporate headquarters lease in Indianapolis, Indiana, which commenced in June 2025, contains both an option for Elanco to purchase the headquarters facility and a put right for the landlord to put the facility to us, both of which, if exercised, would occur at the end of the five-year lease term for $250 million. Based on our review of the terms of this lease, including our expectation to exercise our purchase option at the end of the lease, we determined classification as a finance lease to be appropriate. In addition to the required minimum lease payments, our determination of the finance lease ROU asset and lease liability amounts at commencement also included this purchase option amount.
Additionally, as previously disclosed, the land for our new corporate headquarters is located in a Tax Increment Finance District, and the project was, in part, funded through Tax Incremental Financing through an incentive agreement between the City of Indianapolis and Elanco. The agreement provided for a total incentive of $64 million to be funded by the City of Indianapolis in connection with the future tax increment revenue generated from the developed property. This accrued incentive was recorded principally within other noncurrent liabilities, on our consolidated balance sheet as of December 31, 2025, and is being amortized over the period we expect to benefit from the use of the new headquarters. This amortization partially offsets the depreciation related to our ROU asset.
As of December 31, 2025, the minimum lease payments for our operating and finance lease liabilities for each of the next five years and thereafter, were as follows:

	Operating Leases	Finance Lease
2026	$44	$17
2027	33	17
2028	22	17
2029	17	17
2030	7	259
2031 and thereafter	20	—
Total lease payments	143	327
Less imputed interest	(19)	(72)
Total operating and finance lease liabilities	$124	$255

Note 14. Stock-Based Compensation
The Amended and Restated 2018 Elanco Stock Plan (Plan) provides long-term incentives to attract, motivate and retain employees and non-employee directors. The types of stock-based awards available include, but are not limited to, restricted stock units (RSUs), performance-based awards (PAs) and stock options. Our practices and policies specify that stock-based compensation awards are approved by the Compensation and Human Capital Committee of our Board of Directors. As of December 31, 2025, the total number of shares authorized for stock-based compensation awards under the plan was 40 million, out of which the aggregate number of remaining shares available for future grant was 17.3 million.

Stock-Based Compensation Expense
We measure compensation expense for stock-based awards based on grant date fair value and the estimated number of awards that are expected to vest. We include the impact of estimated forfeitures when measuring compensation expense, which are estimated based on historical experience at the time of grant and are revised in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense for the years ended December 31, 2025, 2024 and 2023, was $68 million, $55 million and $46 million, respectively, a majority of which related to RSUs and PAs in each year. The associated tax benefit from stock-based compensation expense was offset by a valuation allowance.
Restricted Stock Units
RSUs are granted to certain employees and are settled in shares of our common stock. RSUs are accounted for at fair value based upon the closing stock price on the date of grant. The corresponding expense is amortized on a straight-line basis over the vesting period, which is typically three years. RSUs granted to employees for the years ended December 31, were as follows:

(Units in millions)	2025	2024	2023
Granted units	3.4	2.4	3.2
Weighted-average grant date fair value	$11.63	$15.89	$11.15
Changes in the nonvested portion of RSUs for 2025 are summarized below:

(Shares in millions)	Shares	Weighted-Average Grant Date Fair Value
Nonvested units at January 1, 2025	4.4	$14.85
Granted	3.4	11.63
Vested	(2.0)	15.56
Forfeited	(0.3)	13.05
Nonvested units at December 31, 2025	5.5	12.66
The fair market value of RSUs vesting in 2025, 2024 and 2023 was $31 million, $29 million and $12 million, respectively. As of December 31, 2025, the total remaining unrecognized expense related to nonvested RSUs was $22 million, which is expected to amortize over a weighted-average remaining requisite service period of 17 months.
Performance-Based Awards
PAs, which are granted to eligible officers and management, represent the right to receive shares of our common stock and are subject to forfeiture until restrictions lapse, including continued employment through the end of the vesting period and achievement of certain pre-established metrics. Payouts can vary depending on achievement. PAs are accounted for at fair value based upon the closing stock price on the date of grant and fully vest at the end of the measurement period. Compensation expense for PAs is recognized only if it is deemed probable that the performance condition will be achieved.
PA activity during the year ended December 31, 2025, is summarized below:

(Shares in millions)	Shares	Weighted-Average Grant Date Fair Value
Nonvested awards at January 1, 2025	2.5	$13.37
Granted	1.7	11.31
Vested	(1.3)	11.26
Forfeited	(0.3)	11.85
Nonvested awards at December 31, 2025	2.6	13.25
The fair market value of PAs vesting in 2025, 2024 and 2023 was $14 million, $10 million and $8 million, respectively. As of December 31, 2025, the total remaining unrecognized expense related to nonvested PAs was $10 million, which is expected to amortize over a weighted-average remaining requisite service period of 12 months.
Stock Options
Stock options represent the right to purchase shares of our common stock within a specified period of time at a specified price. Stock options are granted to our officers and management at exercise prices equal to the fair market value of our stock at the date of the grant. Options fully vest three years from the grant date and have a term of 10 years. We value stock options at grant date using a Black-Scholes-Merton valuation model, and the corresponding expense is generally amortized on a straight-line basis over the vesting period. The weighted-average fair value of stock options granted during the years ended December 31, 2025, 2024 and 2023 was estimated to be $5.59, $7.35, and $4.93 respectively.

The Black-Scholes-Merton model incorporates a number of valuation assumptions, which are noted in the following table, shown at their weighted-average values for the years ended December 31:

	2025	2024	2023
Expected dividend yield	—%	—%	—%
Risk-free interest rate (1)	4.01%	4.19%	4.08%
Expected stock price volatility (2)	43.6%	40.7%	38.2%
Expected term (3) (years)	6	6	6
(1)Determined based on the zero-coupon risk-free rate for a U.S. Treasury Constant Maturity yield curve, with a term equal to our expected term assumption.
(2)Determined based on our historical stock price volatility over the past six years (commensurate with our expected term assumption).
(3)Determined using SEC safe harbor approach, based on a 3-year cliff vesting schedule and 10-year contractual term.
Stock option activity during the year ended December 31, 2025, is summarized below:

(Shares in millions)	Shares of Common Stock Attributable to Options	Weighted-Average Exercise Price of Options	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2025	2.5	$17.27
Granted	1.3	11.71
Exercised	(0.1)	11.26
Forfeited or expired	(0.2)	13.39
Outstanding at December 31, 2025	3.5	$15.51	7.4	$29.0
Exercisable at December 31, 2025	1.5	18.97	5.8	9.7
As of December 31, 2025, the total remaining unrecognized expense related to nonvested stock options was $4 million, which is expected to amortize over a weighted-average remaining requisite service period of 17 months.

Note 15. Income Taxes
The composition of (loss) income before income tax expense for the years ended December 31, was as follows:

	2025	2024	2023
Federal	$116	$(376)	$(669)
Foreign	(340)	864	(526)
(Loss) income before income taxes	$(224)	$488	$(1,195)
The composition of income tax expense for the years ended December 31, was as follows:

	2025	2024	2023
Current:
Federal	$6	$5	$(8)
Foreign	132	274	122
State	4	(17)	2
Total current tax expense	142	262	116
Deferred:
Federal	(4)	1	(3)
Foreign	(129)	(114)	(66)
State	(1)	1	(11)
Total deferred tax benefit	(134)	(112)	(80)
Income tax expense	$8	$150	$36
We treat taxes due on future Net Controlled Foreign Corporation Tested Income (NCTI, formerly known as Global Intangible Low-Taxed Income, or GILTI) inclusions in U.S. taxable income as a current period expense when incurred. Certain countries in which we have operations have adopted legislation influenced by the Organization for Economic Co-operation and Development (OECD) Pillar Two rules, including a minimum tax rate of 15%. As of December 31, 2025, the U.S. has not yet enacted legislation to adopt the Pillar Two framework. We are continuing to evaluate additional guidance released by the OECD and the pending legislative adoption by additional individual countries. The adoption of Pillar Two was not material to income tax expense for the years ended December 31, 2025 and 2024.

We recognize deferred taxes for the future tax effects of temporary differences between financial and income tax reporting based on enacted tax laws and rates. The tax benefit from an uncertain tax position is recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Deferred taxes are not provided on substantially all of the unremitted earnings of subsidiaries outside of the U.S., except where required, because it is expected that these earnings will be reinvested indefinitely. Deferred taxes, including U.S. or foreign withholding taxes, would be provided when we no longer consider our subsidiary earnings to be permanently reinvested, although the determination of taxes that would be incurred upon the future remittance of such earnings is not practicable.
Significant components of our deferred tax assets and liabilities as of December 31, were as follows:

	2025	2024
Deferred tax assets:
Compensation and benefits	$51	$42
Accruals and reserves	38	48
Tax credit carryovers	45	43
Tax loss carryovers	153	180
Business interest deduction limitation	187	198
Inventories	28	40
R&D capitalized assets	74	78
Lease liabilities	50	47
Other assets	76	13
Total gross deferred tax assets	702	689
Valuation allowances	(246)	(269)
Total deferred tax assets	456	420
Deferred tax liabilities:
Right-of-use assets	(38)	(45)
Intangibles	(664)	(700)
Property and equipment	(62)	(62)
Other liabilities	—	(6)
Total deferred tax liabilities	(764)	(813)
Deferred tax liabilities, net	$(308)	$(393)
The deferred tax assets and related valuation allowance amounts for net operating losses and tax credits shown above have been adjusted for differences between prior provisional estimates and tax return filings.
At December 31, 2025, we had foreign tax credit carryovers of $6 million available to reduce future income taxes which will begin to expire in 2034 if unused. The U.S. federal credits totaled $23 million while state credits totaled $16 million. If unused, both the U.S. federal and state credits will begin to expire in 2029. The U.S. federal credits were subject to a partial valuation allowance and the state credits were subject to a full valuation allowance.
At December 31, 2025, we also had net operating loss carryovers for foreign, U.S. federal and state income tax purposes of $153 million. Of this total, $99 million will expire between 2026 and 2044, and $54 million of the carryovers had an indefinite carryforward period. Net operating losses and other carryovers for foreign, U.S. federal and state income tax purposes were subject to full and partial valuation allowances.
Movements in the valuation allowance for the years ended December 31, were as follows:

	2025	2024	2023
January 1	$(269)	$(363)	$(228)
Increase	(2)	(2)	(141)
Release	25	96	6
December 31	$(246)	$(269)	$(363)
The net decreases in the valuation allowance recorded in income tax expense in 2025 and 2024 were $17 million and $77 million, respectively, while the net increase in the valuation allowance recorded in income tax expense in 2023 was $93 million. The remaining changes during these years were primarily recorded through accumulated other comprehensive loss. The decrease in the valuation allowance during 2024 was primarily attributable to the sale of our aqua business, which generated U.S. federal taxable income, allowing us to realize certain net operating loss carryforwards and other tax attributes which were historically offset by a valuation allowance. The increase in the valuation allowance during 2023 was primarily attributable to the deemed likelihood of not realizing the benefit of U.S. federal and state deferred tax assets because of U.S. pre-tax losses.
A reconciliation of the U.S. federal statutory tax rate to our effective tax rate for the year ended December 31, 2025, is as follows:

U.S. federal statutory income tax (benefit) expense and rate	$(47)	21.0%
State and local income tax, net of federal income tax effect (1)	2	(0.9)%
Foreign tax effects:
Germany
Change in enacted tax rate	(9)	4.0%
Other	2	(0.9)%
Switzerland
Statutory tax rate difference	22	(9.8)%
Other	(1)	0.4%
United Kingdom
Changes in valuation allowances	(8)	3.6%
Other	2	(0.9)%
Other foreign jurisdictions	21	(9.4)%
Effect of cross-border tax laws:
U.S. tax on foreign earnings	32	(14.3)%
Other	3	(1.3)%
Changes in valuation allowances	(5)	2.2%
Nontaxable or nondeductible items:
Non-deductible employee compensation	8	(3.6)%
Other	1	(0.4)%
Changes in unrecognized tax benefits	27	(12.1)%
Other adjustments:
Worthless stock deduction	(31)	13.8%
Other	(11)	5.1%
Income tax expense and effective tax rate	$8	(3.5)%
(1)State taxes in California made up greater than 50% of the tax effect in this category.
The following is a reconciliation of the income tax expense applying the U.S. federal statutory tax rate to income (loss) before income taxes to reported income tax expense for the years ended December 31, 2024 and 2023:

	2024	2023
Income tax expense (benefit) at the U.S. federal statutory tax rate	$102	$(251)
Add (deduct):
Taxation of international operations	98	3
State taxes	(21)	(12)
Income tax credits	(11)	(10)
Non-deductible employee compensation	5	15
Divestitures and impairments of goodwill and other intangible assets	38	164
Other permanent adjustments	7	19
Change in uncertain tax positions	9	15
Change in valuation allowance	(77)	93
Income tax expense	$150	$36

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the years ended December 31, was as follows:

	2025	2024	2023
Beginning balance at January 1	$40	$31	$16
Additions based on tax positions related to the current year	37	7	2
Changes for tax positions of prior years	(10)	2	13
Ending balance at December 31	$67	$40	$31
We recognize both accrued interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties related to income tax matters were not material for the years ended December 31, 2025, 2024 and 2023.
Net cash payments (refunds) of income taxes by jurisdiction for the year ended December 31, 2025, were as follows:

2025
Federal	$—
State	(5)
Foreign:
China	12
Germany	75
Netherlands	14
Switzerland	90
Other	39
Total	$225
Net cash payments of income taxes during the years ended December 31, 2024 and 2023, were $140 million and $95 million, respectively. The increase in cash paid for income taxes in 2025 was primarily driven by required tax payments associated with the taxable gain from the 2024 divestiture of our aqua business.
Income taxes receivable of $113 million and $121 million, respectively, were included in prepaid expenses and other on our consolidated balance sheets as of December 31, 2025 and 2024. Income taxes payable of $14 million and $127 million, respectively, were included within other current liabilities on our consolidated balance sheets as of December 31, 2025 and 2024.
On July 4, 2025, the One Big Beautiful Bill Act (Act) was enacted into law in the U.S. The Act includes significant provisions, including tax cut extensions and modifications to the U.S. and international tax frameworks. Based on our current analysis of these provisions, we do not believe these provisions will have a material impact on our consolidated financial statements, including our analysis of our U.S. valuation allowance position. Further, the Act did not have a material impact on our income tax expense during the year ended December 31, 2025.
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

Note 16. Commitments and Contingencies
Legal Matters
We are party to various legal actions that oftentimes arise in the normal course of business. The most significant of these matters are described below. Under GAAP, loss contingency provisions are recorded when we deem it probable that we will incur a loss and are able to formulate a reasonable estimate of that loss. For the legal matters discussed below, we either believe material loss is not probable or are unable to reasonably estimate the possible loss or range of loss, if any. The process of resolving these matters is inherently uncertain and may develop over an extended period of time; therefore, at this time, the ultimate resolutions cannot be predicted. As of December 31, 2025 and 2024, we had no material liabilities established related to the legal matters discussed below.
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
In the third quarter of 2019, Tevra Brands, LLC (Tevra) filed a complaint in the U.S. District Court of the Northern District of California, alleging that Bayer Animal Health (acquired by us in August 2020) had been involved in unlawful, exclusive dealing and tying of its flea and tick products Advantage, Advantix and Seresto™ and maintained a monopoly in the market. The complaint was amended in March 2020 and then dismissed in September 2020 with leave to amend. A second amended complaint was filed in March 2021 and realleged claims of unlawful exclusive dealing related to Advantage and Advantix and monopoly maintenance. A motion to dismiss the second amended complaint was denied in January 2022. Tevra’s demands included both actual and treble damages. On April 16, 2024, the court granted our motion for summary judgment to exclude all damages subsequent to our acquisition of Bayer Animal Health in August 2020. A jury trial was held in July 2024, and on August 1, 2024, the jury returned a verdict in favor of Bayer Animal Health. In January 2025, Tevra's motion for a new trial was denied, and in February 2025, Tevra filed its notice of appeal. Following the initial Tevra trial, three additional matters have been filed against us, both in the Northern District of California and in the Southern District of Indiana, most recently in January 2025: Tracy Spradlin v. Elanco Animal Health, Inc. (Spradlin), Tevra Brands, LLC v. Elanco Animal Health, Inc. (Tevra v. Elanco), and Susan Kraus-Silfen v. Elanco Animal Health, Inc. et. al. (Kraus-Silfen). While there are substantive and statutory differences, the allegations underpinning these matters are similar in some respects to the initial Tevra matter including, but not limited to, the family of pet health products and sales tactics and agreements alleged to drive a monopoly within the market. Spradlin and Kraus-Silfen are putative class actions, and all three of these additional matters seek injunctive relief and an unspecified amount of monetary relief. On March 31, 2025, our motion to dismiss Tevra v. Elanco was granted by the court without prejudice to plaintiff's right to file an amended claim. We filed motions to dismiss Spradlin and Kraus-Silfen on October 25, 2024 and April 25, 2025, respectively. On October 7, 2025, the court granted our motion to dismiss the federal antitrust claims and denied our motion to dismiss the state antitrust claims. On February 18, 2026, we reached a settlement in principle with the Kraus-Silfen and Spradlin plaintiffs which remains subject to execution of definitive documentation and court approval. Additionally, this proposed settlement does not constitute an admission of liability. We continue to vigorously defend against each of the remaining claims in the two Tevra matters.

Note 17. Retirement Benefits
Pension Plans
We sponsor various defined benefit pension plans, which cover certain employees worldwide. Our plans in Switzerland and Germany represent approximately 92% of our global benefit obligation and approximately 91% of our total plan assets for all pension plans. We use a measurement date of December 31 to develop the change in benefit obligation, change in plan assets, funded status and amounts recorded on the consolidated balance sheets at December 31 for our defined benefit pension plans, which were as follows:

Change in benefit obligation:	2025	2024
Benefit obligation at beginning of year	$352	$366
Service cost	10	9
Interest cost	9	9
Actuarial (gain) loss	(32)	6
Benefits paid	(12)	(12)
Foreign currency exchange rate changes and other adjustments	44	(26)
Benefit obligation at end of year	371	352

Change in plan assets:
Fair value of plan assets at beginning of year	184	192
Actual return on plan assets	11	11
Employer contribution	14	10
Benefits paid	(12)	(12)
Foreign currency exchange rate changes and other adjustments	24	(17)
Fair value of plan assets at end of year	221	184

Funded status	(150)	(168)
Unrecognized net actuarial gain	(96)	(56)
Unrecognized prior service cost	(19)	(21)
Net amount recognized	$(265)	$(245)

Amounts recognized in the consolidated balance sheets as of December 31, consisted of:	2025	2024
Other noncurrent assets	$4	$1
Other current liabilities	(2)	(2)
Accrued retirement benefits	(152)	(167)
Accumulated other comprehensive loss before income taxes	(115)	(77)
Net amount recognized	$(265)	$(245)
The unrecognized net actuarial gain and unrecognized prior service cost for these pension plans have not yet been recognized in net periodic pension expense and were included in accumulated other comprehensive loss at December 31, 2025. We do not expect any plan assets to be returned to us in 2026.
The following represents our weighted-average assumptions related to these pension plans as of and for the years ended December 31:

(Percentages)	2025	2024	2023
Discount rate for benefit obligation	3.2%	2.6%	2.8%
Discount rate for net benefit costs	2.6	2.8	3.4
Rate of compensation increase for benefit obligation	2.7	2.8	2.9
Rate of compensation increase for net benefit costs	2.8	2.9	3.0
Expected return on plan assets for net benefit costs	4.1	4.2	4.4
These assumptions were used to estimate both our pension benefit obligations at year-end, as well as in the determination of applicable pension benefit costs for the years presented. These assumptions are reviewed on at least an annual basis and are revised based on a yearly evaluation of long-term trends and market conditions that may impact the cost of providing retirement benefits. The weighted-average discount rates for our defined benefit plans are set by benchmarking against investment grade corporate bonds where available, including, when there is sufficient data, a yield curve approach. In evaluating the expected rate of return, we consider many factors, with a primary analysis of current and projected market conditions, asset returns and asset allocations and the views of leading financial advisers and economists. We may also review our historical assumptions compared with actual results, as well as the assumptions and trend rates utilized by similar plans, where applicable.
Future benefit payments as of December 31, 2025, which reflect expected future service, as appropriate, are expected to be as follows:

	2026	2027	2028	2029	2030	2031-2035
Benefit payments	$17	$18	$18	$18	$20	$105
We also expect to contribute $14 million to our pension plans in 2026.
Amounts relating to pension plans with projected benefit obligations in excess of plan assets at December 31, were as follows:

	2025	2024
Projected benefit obligation	$353	$334
Fair value of plan assets	199	165
Amounts relating to pension plans with accumulated benefit obligations in excess of plan assets at December 31, were as follows:

	2025	2024
Accumulated benefit obligation	$336	$323
Fair value of plan assets	192	165
The total accumulated benefit obligation for our defined benefit pension plans was $360 million and $340 million at December 31, 2025 and 2024, respectively.

Net pension benefit expense for the years ended December 31, included the following components:

	2025	2024	2023
Service cost	$10	$9	$9
Interest cost	9	9	11
Expected return on plan assets	(8)	(7)	(8)
Amortization of prior service cost	(5)	(5)	(5)
Amortization of net actuarial gain	(3)	(3)	(3)
Net pension benefit expense	$3	$3	$4
The above components, with the exception of service cost, were included within other expense, net in the consolidated statements of operations.
The following represents the pre-tax amounts recognized for defined benefit plans in other comprehensive income (loss) for the years ended December 31:

	2025	2024	2023
Actuarial gain (loss) arising during period	$35	$(1)	$(17)
Amortization of prior service cost	(5)	(5)	(5)
Amortization of net actuarial gain	(3)	(3)	(3)
Foreign currency exchange rate changes and other	11	(5)	5
Total other comprehensive income (loss) during period	$38	$(14)	$(20)
Income tax expense recognized in other comprehensive income (loss) related to our defined benefit plans was not material during any of the years ended December 31, 2025, 2024 or 2023.
Benefit Plan Investments
Our benefit plan investment policies are set with specific consideration of return and risk requirements in relation to the respective liabilities. Given the long-term nature of our liabilities, our plans have the flexibility to manage an above-average degree of risk in the asset portfolios. At the investment-policy level, there are no specifically prohibited investments; however, individual investment manager mandates, restrictions and limitations are contractually set to align with our investment objectives, ensure risk control and limit concentrations.
We manage our portfolio to minimize concentration of risk by allocating funds within asset categories. In addition, within a category we use different managers with various management objectives to eliminate any significant concentration of risk. Our investment strategy is to diversify our plan assets with a designated percentage invested in fixed-income securities, equity securities, real estate and other investments.
Each category is diversified and comprised of the following:
•Fixed-income securities – Swiss bonds, global aggregates, global aggregate corporates, global government bonds, global high-yield bonds, emerging market local currencies and emerging markets hard currencies.
•Equity securities – Swiss equities, global equities, low volatility equities (to reduce risk) and emerging market equities.
•Real estate – Swiss real estate and global real estate funds.
•Other – cash, cash equivalents and investments in senior secured loans, insurance contracts and other alternative investments.
We determine the fair value of our plan investments based on a market approach using quoted market values and/or significant other observable inputs for identical or comparable assets or liabilities. Certain investments measured at fair value using the Net Asset Value (NAV) per share, or its equivalent, as a practical expedient have not been classified in the fair value hierarchy. No material transfers between Level 1, Level 2 or Level 3 occurred during the years ended December 31, 2025 or 2024.

The fair values of pension plan assets as of December 31, 2025, by asset category were as follows:

		Fair Value Measurements Using
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Valued at NAV
Public equity securities	$76	$73	$—	$—	$3
Fixed income:
Developed markets	82	80	—	—	2
Emerging markets	8	8	—	—	—
Real estate	16	6	8	2	—
Other	39	27	12	—	—
Total	$221	$194	$20	$2	$5
The fair values of pension plan assets as of December 31, 2024, by asset category were as follows:

		Fair Value Measurements Using
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Valued at NAV
Public equity securities	$60	$56	$—	$—	$4
Fixed income:
Developed markets	65	64	—	—	1
Emerging markets	6	6	—	—	—
Real estate	17	10	7	—	—
Other	36	27	9	—	—
Total	$184	$163	$16	$—	$5
Defined Contribution Plans
Elanco has defined contribution savings plans that include certain employees worldwide. Our contributions to these plans are based on our employee contributions and the level of our match. Expenses under the plans totaled $42 million, $36 million and $40 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Multiemployer Plans
We also participate in certain multiemployer plan arrangements which provide basic pension benefits to the majority of our employees in Germany. Up to a certain salary level, the benefit obligations are covered by our contributions and the contributions from employees to the plans. The Company-specific plan information for these plans is not publicly available, and the plans are not subject to a collective-bargaining agreement. The plans provide fixed, monthly retirement payments on the basis of the credits earned by the participating employees. To the extent these plans become underfunded, our future required contributions may increase and may be used to fund retirement benefits for employees related to other employers, although as of December 31, 2024 and 2023, the plans' total assets exceeded the total actuarial present value of accumulated plan benefits. Our plan contributions to these plans are expensed as incurred and were not material in any of the years ended December 31, 2025, 2024 and 2023, nor did they exceed 5% of the total contributions to the plans.
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

Basic and diluted weighted-average shares outstanding for the years ended December 31, were as follows:

	2025	2024	2023
Basic weighted-average common shares outstanding	496.4	494.0	492.3
Assumed conversion of dilutive common stock equivalents (1)	—	3.3	—
Diluted weighted-average shares outstanding	496.4	497.3	492.3
(1)For the years ended December 31, 2025, 2024 and 2023, approximately 7.5 million, 1.4 million, and 2.9 million, respectively, of potential common shares were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

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
Significant segment expenses are amounts that are regularly provided to our CEO and included in consolidated net income (loss), our primary measure of our single segment’s profit or loss. Our CEO regularly reviews reported consolidated revenue, gross profit, other significant segment expenses and consolidated net income (loss), in addition to forecasted revenue, significant segment expenses and net income (loss) amounts for future periods. A summary of our consolidated net (loss) income for the years ended December 31, is as follows, including the significant segment expenses provided to and regularly reviewed by our CEO, as well as other expenses, which are included in consolidated net (loss) income, but are not regularly provided to and/or reviewed by our CEO:

	2025	2024	2023
Revenue	$4,715	$4,439	$4,417
Cost of sales	2,122	2,003	1,931
Gross margin	2,593	2,436	2,486

Other significant segment expenses:
Research and development	368	344	327
Marketing and selling	923	809	783
General and administrative	507	505	502
Interest expense, net of capitalized interest	220	235	277
Other expense, net	19	18	75
Income tax expense	8	150	36
Total other significant segment expenses	2,045	2,061	2,000
Other expenses (1)	780	37	1,717
Net (loss) income	$(232)	$338	$(1,231)
(1)Other expenses include amortization of intangible assets; asset impairment, restructuring and other special charges; goodwill impairment; and gain on divestiture.
Given our single reporting segment structure, we manage our assets on a total company basis. Cash paid for acquisitions, intangible assets and property and equipment and software, and cash proceeds from divestitures, are all summarized in the Investing Activities section of our consolidated statements of cash flows.

Note 20. Subsequent Event
On February 19, 2026, we signed a definitive purchase agreement to acquire 100% of the outstanding equity interests of AHV International B.V. (AHV), along with selected assets of AHV's affiliates necessary for the on-going operations of the business. AHV is an innovative, farm animal health company incorporated in the Netherlands focused on solutions to improve animal welfare and productivity, while reducing the need for antibiotics. The acquisition of AHV is expected to accelerate our strategy to grow our industry leadership in farm animal products, particularly for cattle, by expanding our product portfolio, primarily throughout Europe and the U.S.
Aggregate consideration for this acquisition will include (1) $170 million of guaranteed payments through 2030, with $70 million of this amount due upon closing, which we currently anticipate during the second quarter of 2026, and (2) up to $140 million of contingent payments due upon the achievement of significant performance-based and time-limited milestones through 2032.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Elanco Animal Health Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Elanco Animal Health Incorporated (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2026, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

United States (US) sales rebates and discounts
Description of the matter
At December 31, 2025, the Company’s sales rebates and discounts liability totaled $416 million. As explained in Note 2 and 3 to the consolidated financial statements, the Company estimates a sales rebates and discounts liability for customers in the distribution chain under the terms of their contracts. The sales rebates and discounts are recorded as a reduction to revenue in the same period that the Company recognizes a sale to a customer. A large portion of the sales rebates and discounts liability is related to rebates and discounts associated with sales in the US.

Auditing the US sales rebates and discounts liability is complex because of the level of subjectivity involved in management’s assumptions used in the measurement process and the volume and variety of rebate programs offered. For example, the estimate of the US sales rebate and discount liability is based on historical experience with similar incentive programs, current sales data and contract information and estimates of inventory levels at channel distributors.

How we addressed the matter in our audit	We tested the Company’s internal controls over the US sales rebates and discounts liability process. This included testing controls over management’s review of the significant inputs and assumptions in the estimation of US sales rebates and discounts, including rebate rates, sales in to and out of the distribution channel and channel inventory levels.

To test the Company’s US sales rebates and discounts liability, our audit procedures included, among others, evaluating the inputs and assumptions discussed above and testing the completeness and accuracy of the underlying data used in management’s estimate of the US sales rebates and discounts liability. For example, we inspected the underlying rebate programs for customers and compared the rebate percentages used in the Company’s analyses with contract percentages. In addition, we confirmed product remaining in the distribution channel at period end with third parties. We assessed the historical accuracy of management’s US sales rebates and discounts estimates by comparing the prior period US sales rebates and discounts liability to the amount of actual payments made in subsequent periods. We also performed independent calculations of the rebate accruals and a sensitivity analysis of certain significant assumptions to evaluate the change in the US sales rebates and discounts liability resulting from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Indianapolis, Indiana
February 24, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Elanco Animal Health Incorporated

Opinion on Internal Control Over Financial Reporting

We have audited Elanco Animal Health Incorporated’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Elanco Animal Health Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 24, 2026 expressed an unqualified opinion thereon.
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

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
February 24, 2026

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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management has concluded that, as of December 31, 2025, our internal control over financial reporting was effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2025, as stated in their report, which is included herein.
Changes in Internal Control
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2025.
ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
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
Securities Authorized for Issuance Under Equity Compensation Plans
Information about our compensation plans under which shares of our common stock have been authorized for issuance as of December 31, 2025, can be found in the Proxy Statement under “Equity Compensation Plan Information” and is incorporated in this report by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions
Information relating to related person transactions and the board’s policies and procedures for approval of related person transactions can be found in the Proxy Statement under “Corporate Governance – Related Person Transactions.” That information is incorporated in this report by reference.
Director Independence
Information relating to director independence can be found in the Proxy Statement under “Corporate Governance – Director Independence” and is incorporated in this report by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information related to the fees and services of our principal independent accountants, Ernst & Young LLP, Auditor Firm ID: 42, can be found in the Proxy Statement under “Proposal No. 2: Ratification of Appointment of Independent Auditor.” That information is incorporated in this report by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements
The following consolidated financial statements of the company and its subsidiaries are found at Item 8:
•Consolidated Statements of Operations—Years Ended December 31, 2025, 2024 and 2023
•Consolidated Statements of Comprehensive Income (Loss)—Years Ended December 31, 2025, 2024 and 2023
•Consolidated Balance Sheets—December 31, 2025 and 2024
•Consolidated Statements of Equity—Years Ended December 31, 2025, 2024 and 2023
•Consolidated Statements of Cash Flows—Years Ended December 31, 2025, 2024 and 2023
•Notes to Consolidated Financial Statements
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

Exhibit Number	Description
2.1	Asset Purchase Agreement by and between Elanco Animal Health Incorporated as Seller and Intervet International B.V. as Buyer dated as of February 5, 2024 (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the SEC on February 5, 2024)**
2.2	Amendment No. 1, dated as of July 1, 2024, to the Asset Purchase Agreement by and between Elanco Animal Health Incorporated as Seller and Intervet International B.V. as Buyer dated as of February 5, 2024 (incorporated by reference to Exhibit 2.1 of the Quarterly Report on Form10-Q filed with the SEC on August 8, 2024)
3.1	Amended and Restated Articles of Incorporation of Elanco Animal Health Incorporated, effective May 30, 2024 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on June 4, 2024)
3.2	Elanco Animal Health Incorporated Amended and Restated Bylaws, effective May 30, 2024 (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed with the SEC on June 4, 2024)
4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-226536) filed with the SEC on August 28, 2018)
4.2	Indenture, dated August 28, 2018, between Elanco Animal Health Incorporated and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-226536) filed with the SEC on August 28, 2018)
4.3	First Supplemental Indenture, dated August 28, 2018, between Elanco Animal Health Incorporated and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-226536) filed with the SEC on August 28, 2018)
4.4	Second Supplemental Indenture, dated as of January 27, 2020, between Elanco Animal Health Incorporated and Deutsche Bank Trust Company Americas, as trustee, including the form of amortizing note (incorporated by reference to Exhibit 4.4 of Current Report on Form 8-K filed with the SEC on January 27, 2020)
4.5	Description of Securities (incorporated by reference to Exhibit 4.5 of the Annual Report on Form 10-K filed with the SEC on February 25,2025)

10.1	Incremental Assumption Agreement, dated August 12, 2021, by and among Elanco Animal Health Incorporated, Elanco US Inc., the subsidiary loan parties party thereto, Farm Credit Mid-America, PCA, as incremental term lender, and Goldman Sachs Bank USA, as the term facility agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on August 12, 2021)
10.2	Incremental Assumption Agreement, dated April 19, 2022, by and among Elanco Animal Health Incorporated, Elanco US Inc., the subsidiary loan parties party thereto, Farm Credit Mid-America, PCA, as incremental term lender, and Goldman Sachs Bank USA, as the term facility agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on April 20, 2022)
10.3	Incremental Assumption Agreement dated August 13, 2024, by and among Elanco Animal Health Incorporated, Elanco US Inc., the subsidiary loan parties party thereto, Farm Credit Mid-America, PCA, as incremental term lender, and Goldman Sachs Bank USA, as the term facility agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on August 13, 2024)
10.4	Receivables Loan Agreement among Elanco SPEAR LLC, Elanco US Inc., The Various Lenders and Lender Agents from Time to Time Party Thereto and Coöperatieve Rabobank U.A., New York Branch, dated as of August 3, 2023 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on August 7, 2023)
10.5	First Amendment to Receivables Loan Agreement, dated as of June 25, 2025 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 26, 2025)
10.6	Amendment No. 3, dated as of October 31, 2025, to the Credit Agreement, dated as of August 1, 2020, by and among Elanco Animal Health Incorporated, as borrower, Elanco US Inc., as co-borrower, Elanco Financing (Netherlands) B.V., as Dutch borrower, the subsidiary loan parties party thereto, the lenders and issuing banks party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent and U.S. and Canadian collateral agent and Wilmington Trust, National Association, as non-U.S. and non-Canadian collateral agent and security trustee (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on November 3, 2025)
10.7
Form of 2018 Change in Control Severance Pay Plan for Select Employees (incorporated by reference to Exhibit 10.20 of Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-226536) filed with the SEC on August 28, 2018)*

10.8
Form of Elanco Animal Health Incorporated Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.22 of Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-226536) filed with the SEC on August 28, 2018)*

10.9
Employment Offer Letter with Mr. Todd S. Young, dated October 15, 2018, by and between Elanco US Inc. and Todd S. Young (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on October 30, 2018)*

10.10	Form of Elanco Animal Health Incorporated Annual Deferred Stock Award Agreement for non-employee directors with respect to annual awards (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q with the SEC on May 14, 2019)*
10.11	Elanco Animal Health Incorporated Executive Deferral and Stock Match Plan (incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K filed with the SEC on February 25, 2025)*
10.12	Form of Elanco Animal Health Incorporated Sign-On Restricted Stock Unit Award Agreement for executives with respect to awards commencing 2024 (incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-K filed with the SEC on February 25, 2025)*
10.13	Elanco Executive Severance Pay Plan and Summary (filed incorporated by reference to Exhibit 10.31 of the Annual Report on Form 10-K filed with the SEC on March 1, 2021)*
10.14	Form of Elanco Animal Health Incorporated Restricted Stock Unit Award Agreement for executives with respect to 2021 annual awards (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2021)*
10.15	Elanco Animal Health Incorporated Amended and Restated 2018 Elanco Stock Plan (incorporated by reference to Appendix C to the Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders filed with the SEC on April 6, 2023)*
10.16	Form of Elanco Animal Health Incorporated Restricted Stock Unit Award Agreement for executives with respect to annual awards (incorporated by reference to Exhibit 10.25 of the Annual Report on Form 10-K filed with the SEC on March 1, 2023)*
10.17	Form of Elanco Animal Health Incorporated Performance-Based Award Agreement for executives with respect to annual awards (incorporated by reference to Exhibit 10.26 of the Annual Report on Form 10-K filed with the SEC on March 1, 2023)*

10.18	Form of Elanco Animal Health Incorporated Nonqualified Stock Option Award Agreement for executives with respect to annual awards (incorporated by reference to Exhibit 10.27 of the Annual Report on Form 10-K filed with the SEC on March 1, 2023)*
10.19	Elanco Animal Health Incorporated Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders filed with the SEC on April 6, 2023)*
10.20	Form of Elanco Animal Health Incorporated Nonqualified Stock Option Award Agreement with respect to awards commencing 2024 (incorporated by reference to Exhibit 10.22 of the Annual Report on Form 10-K filed with the SEC on February 25, 2025)*
10.21	Form of Restricted Stock Unit Award Agreement with respect to awards commending 2024 (incorporated by reference to Exhibit 10.23 of the Annual Report on Form 10-K filed with the SEC on February 25, 2025)*
10.22	Form of Elanco Animal Health Incorporated Performance-Based Award Agreement for executives with respect to awards commencing 2024 (incorporated by reference to Exhibit 10.24 of the Annual Report on Form 10-K filed with the SEC on February 25, 2025)*
10.23	Elanco Animal Health Incorporated 2018 Elanco Stock Plan Omnibus Amendment to Stock Option Agreements dated March 29, 2024 (incorporated by reference to Exhibit 10.25 of the Annual Report on Form 10-K filed with the SEC on February 25, 2025)*
10.24	Elanco Animal Health Incorporated Amended and Restated Corporate Bonus Plan (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2025)*
10.25	Form of Elanco Animal Health Incorporated Nonqualified Stock Option Award Agreement for executives with respect to annual awards commencing 2025 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2025)*
10.26	Form of Elanco Animal Health Incorporated Performance-Based Award Agreement for executives with respect to annual awards commencing 2025 (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2025)*
10.27	Form of Elanco Animal Health Incorporated Restricted Stock Unit Award Agreement for executives with respect to annual awards commencing 2025 (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2025)*
10.28	Form of Elanco Animal Health Incorporated Restricted Stock Unit Award Agreement for executives with respect to sign-on awards commencing 2025 (incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2025)*
10.29	Employment Offer Letter, dated as of May 20, 2025, with Robert VanHimbergen (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 28, 2025)*
10.30	Transition Agreement, dated as of May 21, 2025, with Todd Young (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on May 28, 2025)*
10.31	Elanco Animal Health Incorporated Directors’ Deferral Plan as amended (filed herewith)*
19	Elanco Insider Trading and Regulation FD Policy (incorporated by reference to Exhibit 19.1 of the Annual Report on Form 10-K filed with the SEC on February 25, 2025)
21.1	Subsidiaries of Elanco Animal Health Incorporated (filed herewith)
23.1	Consent of Ernst & Young LLP (filed herewith)
31.1	Section 302 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Section 302 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
97	Elanco Animal Health Incorporated Required Compensation Recovery Policy (incorporated by reference to Exhibit 97 of the Annual Report on Form 10-K filed with the SEC on February 26, 2024)
101	Interactive Data Files (Inline XBRL)
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL and included in Exhibit 101
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

ELANCO ANIMAL HEALTH INCORPORATED
(Registrant)

Date:	February 24, 2026	/s/ Jeffrey N. Simmons
Jeffrey N. Simmons
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jeffrey N. Simmons	Date:	February 24, 2026
Jeffrey N. Simmons
President and Chief Executive Officer (principal executive officer) and Director

/s/ Robert M. VanHimbergen	Date:	February 24, 2026
Robert M. VanHimbergen
Executive Vice President, Chief Financial Officer (principal financial officer)

/s/ James M. Meer	Date:	February 24, 2026
James M. Meer
Senior Vice President, Chief Accounting Officer (principal accounting officer)

/s/ Lawrence E. Kurzius	Date:	February 24, 2026
Lawrence E. Kurzius
Chairman of the Board

/s/ Kapila Kapur Anand	Date:	February 24, 2026
Kapila Kapur Anand
Director

/s/ Art A. Garcia	Date:	February 24, 2026
Art A. Garcia
Director

/s/ Michael J. Harrington	Date:	February 24, 2026
Michael J. Harrington
Director

/s/ Paul Herendeen	Date:	February 24, 2026
Paul Herendeen
Director

/s/ R. David Hoover	Date:	February 24, 2026
R. David Hoover
Director

/s/ Deborah T. Kochevar Ph.D., DVM	Date:	February 24, 2026
Deborah T. Kochevar Ph.D., DVM
Director

/s/ Stacey Ma Ph.D.	Date:	February 24, 2026
Stacey Ma Ph.D.
Director

/s/ Kirk McDonald	Date:	February 24, 2026
Kirk McDonald
Director

/s/ Denise Scots-Knight Ph.D.	Date:	February 24, 2026
Denise Scots-Knight Ph.D.
Director

