Form 10-Q
period 2026-03-31
Elanco Animal Health Inc
filed 2026-05-06
CIK 1739104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
Yes ☐ No ☒
The number of shares of common stock outstanding as of May 1, 2026 was 499,449,583.

ELANCO ANIMAL HEALTH INCORPORATED
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

2026 Q1 Form 10-Q | 1

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

2026 Q1 Form 10-Q | 2

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
See Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the United States (U.S.) Securities and Exchange Commission (SEC) (2025 Form 10-K), and Part II of this Form 10-Q, for a further description of these and other factors. Although we have attempted to identify important risk factors, there may be other risk factors not presently known to us or that we presently believe are not material that could cause actual results and developments to differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report. If any of these risks materialize, or if any of the above assumptions underlying forward-looking statements prove incorrect, actual results and developments may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report. We caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this quarterly report. Any forward-looking statement made by us in this quarterly report speaks only as of the date hereof. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or to revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

2026 Q1 Form 10-Q | 3

PART I

ITEM 1. FINANCIAL STATEMENTS

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except per-share data)

	Three Months Ended March 31,
	2026	2025
Revenue	$1,371	$1,193
Cost of sales	586	509
Gross profit	785	684
Research and development	97	94
Marketing, selling and administrative	381	341
Amortization of intangible assets	138	128
Asset impairment, restructuring and other special charges	16	9
Interest expense, net of capitalized interest	57	40
Other expense, net	9	12
Income before income taxes	87	60
Income tax expense (benefit)	30	(7)
Net income	$57	$67

Earnings per share:
Basic	$0.11	$0.14
Diluted	$0.11	$0.13
Weighted-average shares outstanding:
Basic	497.7	495.1
Diluted	506.0	499.1

See accompanying notes to condensed consolidated financial statements.

2026 Q1 Form 10-Q | 4

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(in millions)

	Three Months Ended March 31,
	2026	2025
Net income	$57	$67
Other comprehensive (loss) income:
Cash flow hedges, net of taxes	12	(29)
Foreign currency translation, net of taxes	(99)	218
Defined benefit plans, net of taxes	(5)	(1)
Other comprehensive (loss) income, net of taxes	(92)	188
Comprehensive (loss) income	$(35)	$255

See accompanying notes to condensed consolidated financial statements.

2026 Q1 Form 10-Q | 5

Elanco Animal Health Incorporated
Condensed Consolidated Balance Sheets
(in millions, except share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$428	$545
Accounts receivable, net	1,084	873
Other receivables	70	67
Inventories	1,717	1,737
Prepaid expenses and other	285	236
Total current assets	3,584	3,458
Noncurrent Assets
Property and equipment, net	1,395	1,409
Goodwill	4,723	4,779
Other intangibles, net	3,225	3,408
Other noncurrent assets	295	304
Total assets	$13,222	$13,358
Liabilities and Equity
Current Liabilities
Accounts payable	$372	$368
Sales rebates and discounts	400	416
Current portion of long-term debt and finance lease liability	73	74
Other current liabilities	817	739
Total current liabilities	1,662	1,597
Noncurrent Liabilities
Long-term debt and finance lease liability	3,918	3,943
Liability for sale of future revenue	309	304
Deferred taxes	366	382
Other noncurrent liabilities	467	585
Total liabilities	6,722	6,811
Commitments and Contingencies
Equity
Preferred stock, 1,000,000,000 shares authorized, no par value; none issued	—	—
Common stock, no par value, 5,000,000,000 shares authorized, 499,381,644 and 496,975,154 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	8,858	8,870
Accumulated deficit	(2,125)	(2,182)
Accumulated other comprehensive loss	(233)	(141)
Total equity	6,500	6,547
Total liabilities and equity	$13,222	$13,358

See accompanying notes to condensed consolidated financial statements.

2026 Q1 Form 10-Q | 6

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Equity (Unaudited)
(in millions)

	Common Stock				Accumulated Other Comprehensive Loss
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Cash Flow Hedges	Foreign Currency Translation	Defined Benefit Plans	Total	Total Equity
December 31, 2024	494.4	$—	$8,817	$(1,950)	$37	$(866)	$58	$(771)	$6,096
Net income	—	—	—	67	—	—	—	—	67
Other comprehensive income (loss), net of tax	—	—	—	—	(29)	218	(1)	188	188
Stock-based compensation activity, net	2.1	—	2	—	—	—	—	—	2
March 31, 2025	496.5	$—	$8,819	$(1,883)	$8	$(648)	$57	$(583)	$6,353

December 31, 2025	497.0	$—	$8,870	$(2,182)	$(12)	$(219)	$90	$(141)	$6,547
Net income	—	—	—	57	—	—	—	—	57
Other comprehensive (loss) income, net of tax	—	—	—	—	12	(99)	(5)	(92)	(92)
Stock-based compensation activity, net	2.4	—	(12)	—	—	—	—	—	(12)
March 31, 2026	499.4	$—	$8,858	$(2,125)	$—	$(318)	$85	$(233)	$6,500

See accompanying notes to condensed consolidated financial statements.

2026 Q1 Form 10-Q | 7

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net income	$57	$67
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	172	161
Stock-based compensation expense	21	15
Sold portion of royalty revenue	(9)	—
Interest on liability for sale of future revenue	14	—
Changes in operating assets and liabilities, net of divestitures	(263)	(237)
Other non-cash operating activities, net	21	(10)
Net Cash Provided by (Used for) Operating Activities	13	(4)
Cash Flows from Investing Activities
Net purchases of property and equipment and software	(51)	(65)
Proceeds from divestitures	—	9
Other investing activities, net	(9)	(2)
Net Cash Used for Investing Activities	(60)	(58)
Cash Flows from Financing Activities
Proceeds from Revolving Credit Facility	—	125
Repayments of Revolving Credit Facility	—	(125)
Proceeds from Securitization Facility	—	125
Repayments of Securitization Facility	—	(40)
Repayments of long-term borrowings	(16)	(13)
Shares repurchased for employee tax withholdings	(34)	(13)
Other financing activities, net	(15)	(7)
Net Cash (Used for) Provided by Financing Activities	(65)	52
Effect of exchange rate changes on cash and cash equivalents	(5)	29
Net (decrease) increase in cash and cash equivalents	(117)	19
Cash and cash equivalents – beginning of period	545	468
Cash and cash equivalents – end of period	$428	$487

See accompanying notes to condensed consolidated financial statements.

2026 Q1 Form 10-Q | 8

Elanco Animal Health Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Tables present dollars and shares in millions, except per-share and per-unit data)
Note 1. Basis of Presentation and Summary of Significant Accounting Policies
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the SEC requirements for interim reporting. As permitted under those rules, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. (GAAP) have been condensed or omitted. The information included in this Form 10-Q should be read in conjunction with our consolidated financial statements and accompanying notes for the year ended December 31, 2025, included in our 2025 Form 10-K. The significant accounting policies set forth in Note 2 to the consolidated financial statements in our 2025 Form 10-K and the footnotes herein appropriately represent, in all material respects, the current status of our accounting policies.
In our opinion, the financial statements reflect all adjustments (including those that are normal and recurring) that are necessary for fair presentation of the results of operations for the periods shown. The preparation of financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates. In addition, results for interim periods should not be considered indicative of results for any other interim period or for the full year ending December 31, 2026, or any other future period.

Note 2. New Financial Accounting Pronouncements
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

Note 3. Revenue
The following table summarizes the activity in our global sales rebates and discounts liability:

	Three Months Ended March 31,
	2026	2025
Beginning balance	$416	$332
Reduction of revenue	284	228
Payments	(296)	(245)
Foreign currency translation adjustments	(4)	4
Ending balance	$400	$319
Adjustments to revenue recognized as a result of changes in estimates during the three months ended March 31, 2026 and 2025, for product shipped in previous periods were not material. Actual global product returns were approximately 1% of net revenue for the three months ended March 31, 2026 and 2025.

2026 Q1 Form 10-Q | 9

Disaggregation of Revenue
The following table summarizes our revenue disaggregated by product category:

	Three Months Ended March 31,
	2026	2025
Pet Health	$710	$635
Farm Animal:
Cattle	316	272
Poultry	230	189
Swine	96	85
Total Farm Animal	642	546
Contract Manufacturing and Other (1)	19	12
Revenue	$1,371	$1,193
(1)Represents revenue from arrangements in which we manufacture products on behalf of a third party and royalty revenue. Royalty revenue sold to a third party in May 2025 totaled $9 million for the three months ended March 31, 2026. While we are no longer entitled to these royalties, we are required under GAAP to continue recognizing them as revenue. See Note 10. Liability for Sale of Future Revenue for additional information.
The following table summarizes our revenue disaggregated by geographic area:

	Three Months Ended March 31,
	2026	2025
United States	$605	$554
International	766	639
Revenue	$1,371	$1,193
We have a single customer that accounted for approximately 11% and 12% of revenue for the three months ended March 31, 2026 and 2025, respectively. Product sales with this customer resulted in accounts receivable of $117 million and $107 million at March 31, 2026 and December 31, 2025, respectively.

Note 4. Acquisitions and Divestitures
Acquisitions
AHV International: On April 30, 2026, we completed the previously announced acquisition of 100% of the outstanding equity interests of AHV International B.V. (AHV), along with selected assets of AHV's affiliates necessary for the on-going operations of the business. AHV is an innovative, farm animal health company incorporated in the Netherlands focused on solutions to improve animal welfare and productivity, while reducing the need for antibiotics. The acquisition of AHV is expected to accelerate our strategy to grow our industry leadership in farm animal products, particularly for cattle, by expanding our product portfolio, primarily throughout Europe and the U.S.
Upon closing, we paid $76 million, inclusive of working capital adjustments. Remaining aggregate consideration for this acquisition includes (1) $100 million of guaranteed payments due through 2030 and (2) up to $140 million of contingent payments due upon the achievement of significant performance-based and time-limited milestones through 2032. The initial accounting for this acquisition is incomplete, pending valuation of contingent consideration, and identification and measurement of the assets acquired and liabilities assumed.
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

2026 Q1 Form 10-Q | 10

	Three Months Ended March 31,
	2026	2025
Restructuring charges:
Cash-based severance	$(1)	$1
Other non-cash charges (1)	15	—
Other items (2)	2	8
Total expense	$16	$9
(1)Other non-cash restructuring charges in 2026 related to $15 million of non-cash shut-down costs for the animal studies portion of our R&D facilities in Monheim, Germany.
(2)Amounts recorded in 2025 primarily consisted of upfront payments made in relation to new licensing arrangements.
The following table summarizes the activity in our reserves established in connection with restructuring activities:

Balance at December 31, 2025	$124
Charges	(1)
Cash paid and other (1)	(21)
Balance at March 31, 2026	$102
(1)Includes foreign currency translation adjustments
The timing of payment of restructuring reserve obligations varies due to country-specific negotiations and regulations. As of March 31, 2026, approximately $90 million of our restructuring reserve was classified within other current liabilities on our condensed consolidated balance sheet, with the remainder classified within other noncurrent liabilities.

Note 6. Inventories
Inventories consisted of the following:

	March 31, 2026	December 31, 2025
Finished products	$879	$871
Work in process	800	837
Raw materials and supplies	112	104
Total	1,791	1,812
Decrease to LIFO cost	(74)	(75)
Inventories	$1,717	$1,737

Note 7. Debt and Finance Lease Liability
Our long-term debt and finance lease liability consisted of the following:

	March 31, 2026	December 31, 2025
Term Loan B due 2032	$1,097	$1,100
Euro Term Loan due 2029	450	470
Incremental Term Facility due 2028	338	339
Incremental Term Facility due 2029	171	171
Incremental Term Facility due 2031	320	321
Incremental Term Facility due 2032	537	539
Revolving Credit Facility (1)	—	—
Securitization Facility (2)	100	100
Senior Notes due 2028 (3)	750	750
Unamortized debt issuance costs	(27)	(28)
Total debt	3,736	3,762
Finance lease liability	255	255
	3,991	4,017
Less current portion of long-term debt and finance lease liability	73	74
Total long-term debt and finance lease liability	$3,918	$3,943

2026 Q1 Form 10-Q | 11

(1)Our Revolving Credit Facility provides up to $750 million in borrowing capacity, bears interest at Term SOFR plus a spread dependent on our Net Total Leverage Ratio, as defined within the agreement, which was 1.50% at March 31, 2026, and matures in July 2029.
(2)On April 22, 2026, we borrowed $50 million on our Securitization Facility for general corporate purposes and to complete the acquisition of AHV (see Note 4. Acquisitions and Divestitures for further information). Our Securitization Facility is secured and collateralized by our U.S. Net Eligible Receivables Balance, bears interest at Term SOFR plus 1.25% and matures in June 2028. Our borrowing capacity under our Securitization Facility is subject to monthly fluctuation based on the level of our borrowing base as reported to the lender.
(3)Our Senior Notes due 2028 are subject to interest rate adjustments based on credit rating agency actions. A rating upgrade in the fourth quarter of 2025 reduced the applicable interest rate, and as of March 31, 2026, these notes bear interest at a rate of 6.40%.

As of March 31, 2026, approximately 80% of our long-term indebtedness, excluding our finance lease liability, bore interest at a fixed rate, including variable-rate debt converted to fixed-rate through the use of interest rate swaps (see Note 8. Financial Instruments for additional information). We were in compliance with all of our debt covenants as of March 31, 2026.

Note 8. Financial Instruments
To manage our exposure to market risks, such as changes in foreign currency exchange rates and variable interest rates, we have entered into various derivative transactions. We do not offset derivative assets and liabilities on our condensed consolidated balance sheets. Our outstanding positions are discussed below.
Derivatives Not Designated as Hedges
We may enter into foreign currency exchange forward or option contracts to reduce the effects of fluctuating foreign currency exchange rates. As of March 31, 2026 and December 31, 2025, we had outstanding foreign currency exchange contracts with aggregate notional amounts of $1,219 million and $1,090 million, respectively. The amounts of net (losses) gains on derivative instruments not designated as hedging instruments, recorded in other expense, net were as follows:

	Three Months Ended March 31,
	2026	2025
Foreign exchange forward contracts (1)	$(1)	$15
(1)These amounts were substantially offset in other expense, net by the effect of changing exchange rates on the underlying foreign currency exposures.
Derivatives Designated as Hedges – Net investment hedges
At March 31, 2026 and December 31, 2025, we had a series of cross-currency fixed interest rate swaps to help mitigate the impact of foreign currency fluctuations on our operations in Switzerland with a combined 1,000 million CHF notional amount with tenors in 2026 and 2027. These instruments were determined to be, and were designated as, effective economic hedges of net investments in our CHF denominated net assets.
The amounts of gains (losses) on net investment hedges, net of tax, recorded in accumulated other comprehensive loss were as follows:

	Three Months Ended March 31,
	2026	2025
Cross-currency fixed interest rate swaps	$8	$(24)
During the three months ended March 31, 2026 and 2025, these instruments also generated $11 million of interest income, which was included as a contra interest expense, net of capitalized interest in our condensed consolidated statements of operations.
Derivatives Designated as Hedges – Interest rate swaps
We had outstanding interest rate swaps with aggregate notional amounts of $2,300 million as of both March 31, 2026 and December 31, 2025, which have scheduled maturities in August 2026. As of March 31, 2026 and December 31, 2025, we also had forward-starting interest rate swap agreements with a combined notional amount of $850 million, which will become effective on August 1, 2026, and have scheduled maturities between 2028 and 2031.
The amounts of gains (losses) on interest rate swaps, net of tax, recorded in accumulated other comprehensive loss were as follows:

	Three Months Ended March 31,
	2026	2025
Interest rate swaps	$7	$(16)

2026 Q1 Form 10-Q | 12

The amounts of (losses) gains reclassified out of accumulated other comprehensive loss and recognized into earnings through interest expense, net of capitalized interest were as follows:

	Three Months Ended March 31,
	2026	2025
Interest rate swaps	$(5)	$13
Over the next 12 months, we expect to reclassify a loss of $9 million out of accumulated other comprehensive loss and into interest expense, net of capitalized interest related to our interest rate swaps, although the actual amounts reclassified may vary as a result of future changes in market conditions.
As of March 31, 2026, when factoring in the impact from our interest rate swaps, the weighted-average effective interest rate on our outstanding indebtedness, excluding our finance lease liability, was 5.72%.

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
The following table summarizes the fair value information at March 31, 2026 and December 31, 2025, for assets and liabilities measured at fair value on a recurring basis in the respective balance sheet line items, as well as long-term debt, excluding our finance lease liability, for which fair value is disclosed on a recurring basis:

		Fair Value Measurements Using
Financial statement line item	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2026
Recurring fair value measurements
Prepaid expenses and other - derivative instruments	$23	$—	$23	$—	$23
Other noncurrent assets - derivative instruments	8	—	8	—	8
Other current liabilities - derivative instruments	(180)	—	(180)	—	(180)
Other current liabilities - contingent consideration	(18)	—	—	(18)	(18)
Financial instruments not carried at fair value
Long-term debt, excluding finance lease liability	(3,763)	—	(3,773)	—	(3,773)

December 31, 2025
Recurring fair value measurements
Prepaid expenses and other - derivative instruments	$20	$—	$20	$—	$20
Other current liabilities - derivative instruments	(111)	—	(111)	—	(111)
Other current liabilities - contingent consideration	(29)	—	—	(29)	(29)
Other noncurrent liabilities - derivative instruments	(73)	—	(73)	—	(73)
Financial instruments not carried at fair value
Long-term debt, excluding finance lease liability	(3,790)	—	(3,809)	—	(3,809)
Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities at the time of purchase of three months or less. The carrying values of cash and cash equivalents, accounts and other receivables, accounts payable and other current liabilities are reasonable estimates of their fair values due to the short-term nature of these assets and liabilities.
Contingent consideration liabilities presented relate to our past acquisition of NutriQuest, LLC. Contingent consideration for this acquisition remains payable to the extent certain specific development, sales and geographic

2026 Q1 Form 10-Q | 13

milestones are achieved, as outlined in the purchase agreement. The fair value of these liabilities was estimated using a Monte Carlo simulation model, consisting of inputs not observable in the market, including estimates relating to revenue forecasts, discount rates and volatility. We also had investments without readily determinable fair values which were classified as other noncurrent assets on our condensed consolidated balance sheets totaling $13 million and $15 million as of March 31, 2026 and December 31, 2025, respectively. These investments are not recorded at fair value on a recurring basis, and as such, are not included in the fair value table above.

Note 10. Liability for Sale of Future Revenue
In May 2025, we executed a Purchase and Sale Agreement (PSA) with funds affiliated with Blackstone Life Sciences and Blackstone Credit & Insurance (collectively, Blackstone). Pursuant to the PSA, we received a cash payment of $295 million from Blackstone for the rights to the proceeds from (a) the future royalties we are owed from net sales in the U.S. of XDEMVY® (lotilaner ophthalmic solution) 0.25%, a medical treatment for Demodex blepharitis in humans, by Tarsus Pharmaceuticals, Inc. (Tarsus) and (b) certain future sales milestone payments we are owed based on global net sales of XDEMVY, both of which are pursuant to the terms of a previously executed license agreement with Tarsus (the qualifying royalties and milestones). These payments are made by Tarsus to Blackstone through a third-party escrow account and, therefore, do not represent cash inflows or outflows within our condensed consolidated statements of cash flows. The PSA applies to net sales of XDEMVY in the U.S. from April 1, 2025 through August 24, 2033. We retain the rights to all royalty payments on net sales outside the U.S. and any royalties due on U.S. net sales after August 24, 2033. We also retain the rights to any future royalties or milestones earned due to the future expansion of lotilaner in other human health applications. Given our continuing involvement with the generation of the qualifying royalties and milestones, the payment received in exchange for the qualifying royalties and milestones, net of transaction costs, was recorded as a liability for sale of future revenue.
GAAP also requires us to impute interest expense associated with the liability for sale of future revenue. Our imputed interest rate is calculated based on the rate we expect would enable the liability to be amortized in full over the life of the agreement and may vary throughout the term of the arrangement depending on the amount and timing of forecasted qualifying royalties and milestones, which will affect the timing and amount of reductions to the liability.
Further, although we will no longer receive the proceeds from the qualifying future royalties and milestones, we are required under GAAP to continue recognizing these amounts within our condensed consolidated statements of operations.
The following table summarizes the activity related to our liability for sale of future revenue:

Balance at December 31, 2025	$304
Royalty revenue	(9)
Imputed interest expense	14
Balance at March 31, 2026	$309

Effective interest rate	18.3%

Note 11. Income Taxes

	Three Months Ended March 31,
	2026	2025
Income tax expense (benefit)	$30	$(7)
Effective tax rate	34.6%	(12.2)%
For the three months ended March 31, 2026 and 2025, we recognized income tax expense and a benefit of $30 million and $7 million, respectively. Our effective tax rate for the three months ended March 31, 2026, of 34.6% differed from the statutory income tax rate primarily due to the tax impact from the jurisdictional mix of projected earnings and the accrual of global minimum taxes under current law. Our effective tax rate of (12.2)% for the three months ended March 31, 2025, differed from the statutory income tax rate primarily due to the tax impact from the jurisdictional mix of projected income and losses in non-U.S. jurisdictions and the utilization of net operating losses and a valuation allowance release in the U.S.
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

2026 Q1 Form 10-Q | 14

Note 12. Commitments and Contingencies
Legal Matters
We are party to various legal actions that oftentimes arise in the normal course of business. The most significant of these matters are described below. Under GAAP, loss contingency provisions are recorded when we deem it probable that we will incur a loss and are able to formulate a reasonable estimate of that loss. For the legal matters discussed below, we either believe material loss is not probable or are unable to reasonably estimate the possible loss or range of loss, if any. The process of resolving these matters is inherently uncertain and may develop over an extended period of time; therefore, at this time, the ultimate resolutions cannot be predicted. As of March 31, 2026 and December 31, 2025, we had no material liabilities established related to the legal matters discussed below.
On October 7, 2024, a putative securities class action lawsuit captioned Joseph Barpar v. Elanco Animal Health Inc., et al. (Barpar) was filed in the U.S. District Court for the District of Maryland against Elanco and two of its executives. Barpar alleged claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the Exchange Act) and specifically alleged that Elanco and the two executives made materially false and/or misleading statements and/or failed to disclose certain facts about the safety of and labeling for our Zenrelia® product, as well as the approval and launch timelines for Zenrelia and our Credelio Quattro™ product. The plaintiff purported to represent purchasers of Elanco securities between November 7, 2023 and June 26, 2024. On March 21, 2025, plaintiff filed an amended complaint that extended the time period for which the plaintiff purported to represent purchasers of Elanco securities to between May 9, 2023 and June 26, 2024. The amended complaint also removed allegations concerning the approval and launch timelines for our Credelio Quattro product. On May 20, 2025, we filed a motion to dismiss this case, and on March 26, 2026, the court granted our motion to dismiss the amended complaint in its entirety with prejudice and entered judgment in our favor. Plaintiffs have appealed this decision to the U.S. Court of Appeals for the Fourth Circuit, and the appeal is currently pending.
Following the filing of Barpar, several derivative cases were filed, all of which have been stayed pending the outcome of the Barpar matter. These derivative actions are expected to remain stayed pending final resolution of Barpar, including any applicable appeal periods. On November 1, 2024, a shareholder derivative action captioned Lawrence Hollin v. Lawrence E. Kurzius, et al. (Hollin) was filed in the U.S. District Court for the District of Maryland against current members of Elanco's Board of Directors and senior management, alleging claims under Sections 10(b) and 20(a) of the Exchange Act and state law claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment and waste of corporate assets, based on allegations substantially similar to the allegations in the putative class action complaint in Barpar. On March 11, 2025, a shareholder derivative action captioned James Habermehl v. Jeffrey N. Simmons, et al. was filed in Hancock County Circuit Court of Indiana, against the same parties named in Hollin, alleging claims under Indiana state law for breach of fiduciary duty and unjust enrichment, based on allegations substantially similar to the allegations in the putative class action complaint in Barpar. On April 28, 2025, a shareholder derivative action captioned Christopher Dougherty v. Elanco Animal Health, Inc., et al. (Dougherty), was filed in the District of Maryland, naming certain Elanco executives and 13 Elanco Board members as defendants. Dougherty alleges the defendants engaged in conspiratorial and individually culpable conduct based on materially false or misleading statements and omissions alleged in, referenced or related to, in large part, the putative class action complaint in Barpar, as well as breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and as to the certain executives, contribution under Section 15, U.S.C. § 78j(b) and Section 21D of the Exchange Act. On June 11, 2025, a shareholder derivative action captioned Mike Sexton v. Jeffrey N. Simmons, et al. (Sexton) was filed in Hancock County Circuit Court of Indiana against largely the same parties as in Hollin, alleging claims under Indiana state law for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. We are vigorously defending our positions in connection with each of these actions.
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

2026 Q1 Form 10-Q | 15

On October 16, 2020, a shareholder class action lawsuit captioned Safron Capital Corporation v. Elanco Animal Health Inc., et al. was filed in the Marion Superior Court of Indiana against Elanco, certain executives and other individuals and entities. On December 23, 2020, the plaintiffs filed an amended complaint adding an additional plaintiff. The lawsuit alleged, in part, that Elanco and certain of its executives made materially false and/or misleading statements and/or failed to disclose certain facts about Elanco’s relationships with third-party distributors and revenue attributable to those distributors within the registration statement on Form S-3 dated January 21, 2020, and accompanying prospectus filed in connection with Elanco’s public offering which closed on or about January 27, 2020. The lawsuit sought unspecified monetary damages and purported to represent purchasers of Elanco common stock or tangible equity units issued in connection with the public offering. On June 8, 2023, the plaintiffs filed a motion for leave to file a second amended complaint, which became the operative complaint. We filed a motion to dismiss the second amended complaint on August 7, 2023, which was granted on April 17, 2024. On or about October 4, 2024, the plaintiffs appealed the dismissal to the Indiana Court of Appeals, which affirmed the trial court’s order granting our motion to dismiss on August 1, 2025. On October 23, 2025, the plaintiff appealed dismissal to the Indiana Supreme Court, and on February 26, 2026, the Indiana Supreme Court denied plaintiff's appeal, which resolved this case in final form in Elanco's favor.
In the third quarter of 2019, Tevra Brands, LLC (Tevra) filed a complaint in the U.S. District Court of the Northern District of California, alleging that Bayer Animal Health (acquired by us in August 2020) had been involved in unlawful, exclusive dealing and tying of its flea and tick products Advantage, Advantix and Seresto™ and maintained a monopoly in the market. The complaint was amended in March 2020 and then dismissed in September 2020 with leave to amend. A second amended complaint was filed in March 2021 and realleged claims of unlawful exclusive dealing related to Advantage and Advantix and monopoly maintenance. A motion to dismiss the second amended complaint was denied in January 2022. Tevra’s demands included both actual and treble damages. On April 16, 2024, the court granted our motion for summary judgment to exclude all damages subsequent to our acquisition of Bayer Animal Health in August 2020. A jury trial was held in July 2024, and on August 1, 2024, the jury returned a verdict in favor of Bayer Animal Health. In January 2025, Tevra's motion for a new trial was denied, and in February 2025, Tevra filed its notice of appeal. Following the initial Tevra trial, three additional matters have been filed against us, both in the Northern District of California and in the Southern District of Indiana, most recently in January 2025: Tracy Spradlin v. Elanco Animal Health, Inc. (Spradlin), Tevra Brands, LLC v. Elanco Animal Health, Inc. (Tevra v. Elanco), and Susan Kraus-Silfen v. Elanco Animal Health, Inc. et. al. (Kraus-Silfen). While there are substantive and statutory differences, the allegations underpinning these matters are similar in some respects to the initial Tevra matter including, but not limited to, the family of pet health products and sales tactics and agreements alleged to drive a monopoly within the market. Spradlin and Kraus-Silfen are putative class actions, and all three of these additional matters seek injunctive relief and an unspecified amount of monetary relief. On March 31, 2025, our motion to dismiss Tevra v. Elanco was granted by the court without prejudice to plaintiff's right to file an amended claim. On February 18, 2026, we reached a settlement in principle with the Kraus-Silfen and Spradlin plaintiffs, including the potential payment by Elanco of a non-material amount, which remains subject to execution of definitive documentation and court approval. Additionally, this proposed settlement does not constitute an admission of liability. We continue to vigorously defend against each of the remaining claims in the two Tevra matters.

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
Basic and diluted weighted-average shares outstanding were as follows:

	Three Months Ended March 31,
	2026	2025
Basic weighted-average common shares outstanding	497.7	495.1
Assumed conversion of dilutive common stock equivalents (1)	8.3	4.0
Diluted weighted-average shares outstanding	506.0	499.1
(1)For the three months ended March 31, 2026 and 2025, approximately 1.5 million and 3.7 million, respectively, of potential common shares were excluded from the calculation of diluted weighted-average shares outstanding because their effect was anti-dilutive.

2026 Q1 Form 10-Q | 16

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
Significant segment expenses are amounts that are regularly provided to our CEO and included in consolidated net income (loss), our primary measure of our single segment’s profit or loss. Our CEO regularly reviews reported consolidated revenue, gross profit, other significant segment expenses and consolidated net income (loss), in addition to forecasted revenue, significant segment expenses and net income (loss) amounts for future periods. A summary of our consolidated net income for the three months ended March 31, 2026 and 2025 is as follows, including the significant segment expenses provided to and regularly reviewed by our CEO, as well as other expenses, which are included in consolidated net income, but are not regularly provided to and/or reviewed by our CEO:

	Three Months Ended March 31,
	2026	2025
Revenue	$1,371	$1,193
Cost of sales	586	509
Gross profit	785	684

Other significant segment expenses:
Research and development	97	94
Marketing and selling	256	225
General and administrative	125	116
Interest expense, net of capitalized interest	57	40
Other expense, net	9	12
Income tax expense (benefit)	30	(7)
Total other significant segment expenses	574	480
Other expenses (1)	154	137
Net income	$57	$67
(1)Other expenses include amortization of intangible assets and asset impairment, restructuring and other special charges.
Depreciation expense related to property and equipment and amortization expense related to software for the three months ended March 31, 2026 and 2025, respectively, were as follows:

	Three Months Ended March 31,
	2026	2025
Depreciation expense	$28	$24
Amortization of software	6	9
Given our single reporting segment structure, we manage our assets on a total company basis. Cash paid for acquisitions, intangible assets and property and equipment and software, and cash proceeds from divestitures, are all summarized in the Investing Activities section of our condensed consolidated statements of cash flows.

2026 Q1 Form 10-Q | 17

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
Management’s discussion and analysis of financial condition and results of operations (MD&A) is intended to assist the reader in understanding and assessing significant changes and trends related to our results of operation and financial position. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying footnotes in Item 1 of Part I of this Form 10-Q. Certain statements in this Item 2 of Part I of this Form 10-Q constitute forward-looking statements. Various risks and uncertainties, including, but not limited to those discussed in “Forward-Looking Statements” of this Form 10-Q, in Item 1A, “Risk Factors” of Part II of this Form 10-Q and in Item 1A, “Risk Factors” of Part I of our 2025 Form 10-K, may cause our actual results, financial position and cash flows to differ materially from these forward-looking statements.
Business Overview
Elanco is a global leader in animal health, dedicated to innovating and delivering products and services to prevent and treat disease in farm animals and pets. We partner with farmers, pet owners, veterinarians and society to create value and help our customers improve the health of animals in their care, while also making a meaningful impact on the communities we serve. Our diverse, durable product portfolio is sold in more than 90 countries and serves animals across many species, primarily: dogs and cats (collectively, pet health) and cattle, poultry, swine, and sheep (collectively, farm animal). Our purpose — making life better for animals makes life better — inspires us to Go Beyond for animals, our customers, our people, and society.
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
Product Development and Regulatory Update
A key element of our targeted value creation strategy is to drive revenue growth through portfolio development and product innovation. We continue to pursue the development of new chemical and biological molecules, as well as additional registrations and indications for current products. Our future growth and success depends on both our pipeline of new products, including new products we develop internally, with partners or obtain through licenses or acquisitions, and the life cycle management of our existing products. We believe we are an industry leader in animal health R&D, with a track record of successful product innovation, business development and commercialization. Recent new product development, regulatory and product launch highlights include the following:
Zenrelia: We received final FDA approval for Zenrelia®, a JAK inhibitor targeting control of pruritus and atopic dermatitis in dogs, in September 2024. We launched Zenrelia in the U.S. shortly after final approval and have also commercialized Zenrelia in Australia, Brazil, Canada, the European Union (EU), Japan and the U.K. Additional reviews are ongoing in other markets.
Credelio Quattro: In October 2024, we received final approval from the FDA for Credelio Quattro™, a monthly chewable tablet for dogs that protects against fleas, ticks, heartworms, roundworms, hookworms and three different species of tapeworms. Credelio Quattro was launched in January 2025 and in December 2025 we also received conditional approval for treatment of the New World screwworm. In April 2026, Credelio Quattro was launched in Australia, and we received regulatory approval in Canada. Additional submissions have been made in other key markets, including the EU, Japan and the U.K.
Befrena: In December 2025, we received final approval from the USDA for Befrena, a new anti-IL31 monoclonal antibody injection targeting canine allergic and atopic dermatitis. We anticipate launching Befrena in the second quarter of 2026.

2026 Q1 Form 10-Q | 18

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
In connection with the 2025 Restructuring Plan, we incurred charges of $155 million in the fourth quarter of 2025. Expected pre-tax charges associated with the 2025 restructuring plan total $25 million to $30 million in 2026, of which $14 million was incurred during the three months ended March 31, 2026, primarily related to the remaining shut-down costs for our Monheim, Germany facility. The 2025 Restructuring Plan is expected to result in savings of approximately $25 million in 2026 and approximately $60 million in 2027.
Trade Environment and Other U.S. Government Initiatives: Changes to U.S. trade policy continued in the first quarter of 2026. On February 20, 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act does not provide authority for the President to impose tariffs. Subsequently, new tariffs were imposed under Section 122 of the Trade Act of 1974. On April 2, 2026, the President issued a proclamation under Section 232 of the Trade Expansion Act of 1962 imposing tariffs on certain imported patented pharmaceuticals and active pharmaceutical ingredients. While this proclamation targets certain patented pharmaceutical products, it includes significant carve-outs, including for certain animal-health pharmaceutical products. These tariffs are not effective until the third quarter of 2026.
While the ultimate financial impact of these and other decisions cannot be reasonably estimated at this time, we will continue to closely monitor the trade policies in countries in which we operate and/or from which we import products and continue to take actions, where possible, to mitigate the impacts on our business.
As disclosed in Item 1A, "Risk Factors – Tariffs, trade protection measures or other modifications of foreign trade policy may harm us or our customers", of our 2025 Form 10-K, our business is subject to risks related to, among other factors, tariffs, trade and monetary policies and economic conditions and events. We do not believe the previously enacted tariffs had a material impact on our results of operations for the three months ended March 31, 2026. However, while animal-health pharmaceutical products are largely exempt from the U.S. tariffs imposed to date, it remains uncertain if this will continue to be the case, and pharmaceutical products are not exempt from all tariffs imposed outside of the U.S.
Further, the U.S. presidential administration has sought to implement significant changes to the size and scope of the federal government. Among these changes, certain previously authorized government incentives focused on the adoption of new products for the sole purpose of sustainability have been frozen or rescinded. As disclosed in Item 1A, "Risk Factors – If the acceptance and/or adoption of our farm animal sustainability initiatives do not continue, our future results may be materially impacted", of our 2025 Form 10-K, we have made significant progress in recent years in gaining acceptance of farm animal sustainability products. However, we believe the adoption rate of Bovaer, one of our farm animal sustainability products, has been tempered given the absence of government incentives focused on such adoption. We continue to monitor the impact these changes are having on our current business and on the adoption ramp of Bovaer, although the potential longer-term impact to us remains uncertain.
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
Acquisition and Integration: On April 30, 2026, we completed the previously announced acquisition of AHV International B.V. (AHV), along with selected assets of AHV's affiliates necessary for the on-going operations of the business. AHV is an innovative, farm animal health company incorporated in the Netherlands focused on solutions to improve animal welfare and productivity, while reducing the need for antibiotics. The acquisition of AHV is expected to accelerate our strategy to grow our industry leadership in farm animal products, particularly for cattle, by expanding our product portfolio, primarily throughout Europe and the U.S. We expect AHV to contribute modestly to revenue in 2026, with a more meaningful impact beginning in 2027 as we integrate the business and realize commercial synergies. This transaction was funded utilizing cash on hand and by borrowing $50 million on our Securitization Facility. This acquisition is not expected to materially affect our deleveraging timeline or overall liquidity position.

2026 Q1 Form 10-Q | 19

Macroeconomic Factors: Our operations are exposed to, and impacted by, various global macroeconomic factors, including emerging global armed conflicts and related government responses to them. While our business has not been materially impacted by any such conflicts to date, conflict escalation or prolonged international tensions could result in economic slowdown, volatility in consumer behavior, increased shipping costs or materials costs and/or supply chain disruptions, any one of which could have a material negative impact on our results of operations.
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

	Three Months Ended March 31,
(Dollars in millions)	2026	2025	% Change
Revenue	$1,371	$1,193	15%
Cost of sales	586	509	15%
Gross profit	785	684	15%
Research and development	97	94	3%
Marketing, selling and administrative	381	341	12%
Amortization of intangible assets	138	128	8%
Asset impairment, restructuring and other special charges	16	9	78%
Interest expense, net of capitalized interest	57	40	43%
Other expense, net	9	12	(25)%
Income before income taxes	87	60	45%
Income tax expense (benefit)	30	(7)	NM
Net income	$57	$67	(15)%
Certain amounts and percentages may reflect rounding adjustments.
NM - Not meaningful

Revenue
Our products are sold in more than 90 countries, and as a result, a significant portion of our revenue is recorded in currencies other than the U.S. Dollar. Because of this, our revenue is influenced by changes in foreign currency exchange rates. During the three months ended March 31, 2026 and 2025, approximately 54% and 52%, respectively, of our revenue was denominated in foreign currencies, respectively.
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

2026 Q1 Form 10-Q | 20

Our revenue by product category for the three months ended March 31, 2026 and 2025, was as follows:

	Three Months Ended March 31,
	Revenue		% of Total Revenue
(Dollars in millions)	2026	2025	2026	2025	$ Change	% Change
Pet Health	$710	$635	52%	53%	$75	12%
Farm Animal	642	546	47%	46%	96	18%
Contract Manufacturing and Other (1)	19	12	1%	1%	7	58%
Total	$1,371	$1,193	100%	100%	$178	15%
Note: Numbers may not add due to rounding.
(1)Represents revenue from arrangements in which we manufacture products on behalf of a third party and royalty revenue. Royalty revenue sold to a third party in May 2025 totaled $9 million for the three months ended March 31, 2026. While we are no longer entitled to these royalties, we are required under GAAP to continue recognizing them as revenue. See Note 10. Liability for Sale of Future Revenue for additional information.
The effects of price, foreign currency exchange rates and volume on changes in revenue for the three months ended March 31, 2026, compared to three months ended March 31, 2025, were as follows:

(Dollars in millions)	Revenue	Price	FX Rate	Volume	Total
Pet Health	$710	2%	5%	5%	12%
Farm Animal	642	2%	4%	11%	18%
Contract Manufacturing and Other	19				58%
Total	$1,371	2%	4%	8%	15%
Note: Numbers may not add due to rounding.
Pet health revenue increased $75 million, or 12%, for the three months ended March 31, 2026, compared to the same period in 2025, driven primarily by higher volumes, the impacts from foreign currency exchange rate movements and increased pricing. Higher volumes were primarily driven by new products, led by Zenrelia and AdTab, and higher parasiticide sales, including increased purchases by a couple new corporate retail customers.
Farm animal revenue increased $96 million, or 18%, for the three months ended March 31, 2026, compared to the same period in 2025, driven by increased volumes across all species, the impacts from foreign currency exchange rate movements and an increase in pricing. Higher volumes were led by Rumensin in U.S. cattle and strength in poultry sales globally.
Gross Profit

	Three Months Ended March 31,
(Dollars in millions)	2026	2025	% Change
Gross profit	$785	$684	15%
Gross margin %	57.3%	57.3%
Gross profit increased $101 million for the three months ended March 31, 2026, driven largely by the increased revenue discussed above. Gross margin percentage (gross profit as a percentage of total revenue) remained flat compared to 57% for the three months ended March 31, 2025, and was impacted by product mix and higher inventory costs.
Research and Development

	Three Months Ended March 31,
(Dollars in millions)	2026	2025	% Change
Research and development	$97	$94	3%
% of revenue	7%	8%
Research and development expenses increased $3 million for the three months ended March 31, 2026, as compared to the same period in the prior year. The increase was primarily driven by foreign currency exchange rate movements.

2026 Q1 Form 10-Q | 21

Marketing, Selling and Administrative

	Three Months Ended March 31,
(Dollars in millions)	2026	2025	% Change
Marketing, selling and administrative	$381	$341	12%
% of revenue	28%	29%
Marketing, selling and administrative expenses increased $40 million for the three months ended March 31, 2026, as compared to the same period in the prior year. This increase was driven by higher compensation expense, foreign currency exchange rate movements and strategic investments in the global launches of new products, partially offset by decreases in certain general and administrative expenses.
Amortization of Intangible Assets

	Three Months Ended March 31,
(Dollars in millions)	2026	2025	% Change
Amortization of intangible assets	$138	$128	8%
Amortization of intangible assets increased $10 million for the three months ended March 31, 2026, as compared to the same period in the prior year. The increase was primarily driven by changes in foreign currency exchange rates.
Asset Impairment, Restructuring and Other Special Charges

	Three Months Ended March 31,
(Dollars in millions)	2026	2025	% Change
Asset impairment, restructuring and other special charges	$16	$9	78%
Asset impairment, restructuring and other special charges increased $7 million for the three months ended March 31, 2026, as compared to the same period in the prior year. Amounts recorded to asset impairment, restructuring and other special charges during the three months ended March 31, 2026, primarily related to $15 million of non-cash shut-down costs for the animal studies portion of our R&D facilities in Monheim, Germany. Amounts recorded in 2025 primarily consisted of upfront payments made in relation to new licensing arrangements.
Interest Expense, Net of Capitalized Interest

	Three Months Ended March 31,
(Dollars in millions)	2026	2025	% Change
Interest expense, net of capitalized interest	$57	$40	43%
Interest expense, net of capitalized interest increased $17 million for the three months ended March 31, 2026, as compared to the same period in the prior year. The increase was principally due to imputed interest on our liability for sale of future revenue of $14 million for the three months ended March 31, 2026 (see Note 10. Liability for Sale of Future Revenue to the condensed consolidated financial statements for further information), as well as interest expense related to our corporate headquarters finance lease, partially offset by lower average debt balances.
Other Expense, Net

	Three Months Ended March 31,
(Dollars in millions)	2026	2025	% Change
Other expense, net	$9	$12	(25)%
Other expense, net for the three months ended March 31, 2026 was negatively impacted by currency translation losses reclassified from accumulated other comprehensive loss to the condensed consolidated statements of operations in conjunction with the substantial liquidation of a dormant legal entity, a litigation settlement and mark-to-market adjustments on equity investments. Other expense, net for the three months ended March 31, 2025 primarily consisted of foreign currency exchange losses.
Income Tax Expense (Benefit)

	Three Months Ended March 31,
(Dollars in millions)	2026	2025	% Change
Income tax expense (benefit)	$30	$(7)	NM
Effective tax rate	34.6%	(12.2)%
We recognized an income tax expense of $30 million for the three months ended March 31, 2026, and income tax benefit of $7 million for the three months ended March 31, 2025. Our effective tax rate of 34.6% for the three months ended March 31, 2026, differed from the statutory income tax rate primarily due to the tax impact from the

2026 Q1 Form 10-Q | 22

jurisdictional mix of projected earnings and the accrual of global minimum taxes under current law. Our effective tax rate of (12.2)% for the three months ended March 31, 2025, differed from the statutory income tax rate primarily due to the tax impact from the jurisdictional mix of projected income and losses in non-U.S. jurisdictions and the utilization of net operating losses and a valuation allowance release in the U.S.

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
We believe our primary sources of liquidity are sufficient to fund our short-term and long-term existing and planned capital requirements, which include working capital obligations, funding existing marketed and pipeline products, capital expenditures, business development in our targeted areas, short-term and long-term debt obligations, including both principal and interest payments, as well as interest rate swaps, lease payments, purchase obligations and costs associated with mergers, acquisitions, divestitures, business integrations and/or restructuring activities. As of March 31, 2026, we had cash and cash equivalents of $428 million and unused borrowing capacity on our Revolving Credit Facility of approximately $750 million. In addition, our Securitization Facility provides for additional borrowing capacity based on our U.S. Net Eligible Receivable Balances. After borrowing $50 million on April 22, 2026 in connection with the AHV acquisition (see Note 4. Acquisitions and Divestitures for further information), we had approximately $134 million in undrawn borrowing capacity on this facility. We also have the ability to access capital markets to obtain debt financing for longer-term funding, if required. Further, we believe we have sufficient cash flow and liquidity to remain in compliance with our debt covenants.
Our ability to meet future funding requirements may be impacted by macroeconomic, business and financial volatility. As market conditions change, we will continue to monitor our liquidity position. However, a challenging economic environment or an economic downturn may impact our liquidity or ability to obtain future financing. See "Item 1A. Risk Factors – We have substantial indebtedness" in Part I of our 2025 Form 10-K.
Cash Flows
The following table provides a summary of cash flows from operating, investing and financing activities for the three months ended March 31, 2026 and 2025:

(in millions)
Net cash provided by (used for):	2026	2025	$ Change
Operating activities	$13	$(4)	$17
Investing activities	(60)	(58)	(2)
Financing activities	(65)	52	(117)
Effect of exchange rate changes on cash and cash equivalents	(5)	29	(34)
Net (decrease) increase in cash and cash equivalents	$(117)	$19	$(136)
Operating activities
Cash provided by operating activities was $13 million for the three months ended March 31, 2026, compared to cash used in operating activities of $4 million for the three months ended March 31, 2025. The increase in cash provided by operating activities was primarily driven by an increase in non-cash expenses relative to net income, partially offset by changes in working capital.
Investing activities
Cash used for investing activities was $60 million for the three months ended March 31, 2026, compared to cash used for investing activities of $58 million for the three months ended March 31, 2025. Cash used for investing activities during the three months ended March 31, 2026, largely consisted of $51 million of net purchases of property and equipment and software, which was $14 million lower than for the three months ended March 31, 2025. This decrease in purchases of property and equipment primarily related to the timing of spending for the ongoing expansion of our monoclonal antibody manufacturing facility in Elwood, Kansas, as well as capital projects at our Fort Dodge, Iowa, and Huningue, France, manufacturing facilities.

2026 Q1 Form 10-Q | 23

Financing activities
Cash used for financing activities was $65 million for the three months ended March 31, 2026, compared to cash provided by financing activities of $52 million for the three months ended March 31, 2025. Cash used for financing activities during the three months ended March 31, 2026, included the purchase of common stock for employee tax withholding obligations and scheduled repayments of long-term borrowings. Cash provided by financing activities for the three months ended March 31, 2025 included $85 million in net borrowings on our Securitization Facility, primarily for working capital purposes, partially offset by scheduled repayments of long-term borrowings and the purchase of common stock for employee tax withholding obligations.
Description of Indebtedness
For a complete description of our existing debt and available credit facilities as of March 31, 2026 and December 31, 2025, see Note 7. Debt and Finance Lease Liability within Item 8, “Financial Statements and Supplementary Data,” of Part II of our 2025 Form 10-K. New developments are discussed in Note 7. Debt and Finance Lease Liability of this Form 10-Q.
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
While we believe our critical accounting estimates to be reasonable based on all relevant information available, given their inherent uncertainty, if our estimates and assumptions are not representative of actual outcomes, our results could be materially impacted. We regularly evaluate our estimates and assumptions and adjust them when facts and circumstances indicate the need for change, and such changes generally would be reflected in our condensed consolidated financial statements in the period they are determined. We apply estimation methodologies consistently from year to year. Our critical accounting estimates are summarized in Item 7, "Management's Discussion & Analysis of Results of Financial Condition and Results of Operations," of our 2025 Form 10-K. There were no significant changes or developments in the application of our critical accounting estimates during the three months ended March 31, 2026.

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
Additionally, we generally identify hyperinflationary markets as those markets whose cumulative inflation rate over a three-year period exceeds 100%. We have applied hyperinflationary accounting for our subsidiary in Turkey since 2022 and, prior to its substantial liquidation in 2024, for our subsidiary in Argentina since 2018. As a result, we have changed these subsidiaries' functional currencies to the U.S. dollar. During the three months ended March 31, 2026, revenue in Turkey represented less than 1% of our consolidated revenue, while assets held in Turkey as of March 31, 2026, also represented less than 1% of our consolidated assets. While the application of hyperinflationary accounting did not have a material impact on our business during the three months ended March 31, 2026, we may in the future incur significant currency devaluations, which could have a material adverse impact on our results of operations.
Interest Risk
As of March 31, 2026, we had outstanding interest rate swap agreements with a combined notional amount of $2,300 million that have the economic effect of modifying this amount of our variable-rate debt to fixed-rate. We also have forward-starting interest rate swap agreements with a combined notional amount of $850 million, which will become effective in August 2026. When including the variable-rate converted to fixed-rate through the use of interest rate swaps, as of March 31, 2026, approximately 80% of our long-term indebtedness, excluding our finance lease liability, bore interest at a fixed rate.

2026 Q1 Form 10-Q | 24

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
Our management, with the participation of Jeffrey N. Simmons, president and chief executive officer, and Robert M. VanHimbergen, executive vice president and chief financial officer, evaluated our disclosure controls and procedures as of March 31, 2026, and concluded they were effective.
(b)Changes in Internal Controls. During the first quarter of 2026, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

2026 Q1 Form 10-Q | 25

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 12. Commitments and Contingencies to the condensed consolidated financial statements for a summary of our legal proceedings. This item should be read in conjunction with "Legal Proceedings" in Part I, Item 3 of our 2025 Form 10-K.

ITEM 1A. RISK FACTORS

Our risk factors are documented in Item 1A of Part I of our 2025 Form 10-K. There have been no material changes from the risk factors previously disclosed in the 2025 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(none)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(none)

ITEM 4. MINE SAFETY DISCLOSURES

(none)

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

2026 Q1 Form 10-Q | 26

ITEM 6. EXHIBITS

The following exhibits are either filed or furnished herewith (as applicable) or, if so indicated, incorporated by reference to the documents indicated in parentheses, which have previously been filed or furnished with the SEC.

Exhibit Number	Description
10.1	Elanco Animal Health Incorporated Amended and Restated Corporate Bonus Plan (filed herewith)*
10.2	Form of Elanco Animal Health Incorporated Nonqualified Stock Option Award Agreement for executives with respect to annual awards commencing 2026 (filed herewith)*
10.3	Form of Elanco Animal Health Incorporated Performance-Based Award Agreement for executives with respect to annual awards commencing 2026 (filed herewith)*
10.4	Form of Elanco Animal Health Incorporated Restricted Stock Unit Award Agreement for executives with respect to annual awards commencing 2026 (filed herewith)*
10.5	Form of Elanco Animal Health Incorporated Restricted Stock Unit Award Agreement for executives with respect to sign-on awards commencing 2026 (filed herewith)*
31.1	Section 302 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Section 302 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101	Interactive Data Files (Inline XBRL)
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101)
*Management contracts or compensatory plans or arrangements

2026 Q1 Form 10-Q | 27

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELANCO ANIMAL HEALTH INCORPORATED
(Registrant)

Date:	May 6, 2026	/s/ Jeffrey N. Simmons
Jeffrey N. Simmons
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2026	/s/ Robert M. VanHimbergen
Robert M. VanHimbergen
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

2026 Q1 Form 10-Q | 28