Form 10-Q
period 2026-06-30
Elanco Animal Health Inc
filed 2026-08-05
CIK 1739104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
Yes ☐ No ☒
The number of shares of common stock outstanding as of August 3, 2026 was 499,621,830.

ELANCO ANIMAL HEALTH INCORPORATED
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

2026 Q2 Form 10-Q | 1

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

2026 Q2 Form 10-Q | 2

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

2026 Q2 Form 10-Q | 3

PART I

ITEM 1. FINANCIAL STATEMENTS

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$1,368	$1,241	$2,739	$2,434
Cost of sales	570	528	1,156	1,037
Gross profit	798	713	1,583	1,397
Research and development	92	92	189	186
Marketing, selling and administrative	449	400	830	741
Amortization of intangible assets	139	136	277	264
Asset impairment, restructuring and other special charges	9	1	25	10
Interest expense, net of capitalized interest	59	48	116	88
Other (income) expense, net	(6)	11	3	23
Income before income taxes	56	25	143	85
Income tax expense	2	14	32	7
Net income	$54	$11	$111	$78

Earnings per share:
Basic	$0.11	$0.02	$0.22	$0.16
Diluted	$0.11	$0.02	$0.22	$0.16
Weighted-average shares outstanding:
Basic	499.5	496.6	498.6	495.9
Diluted	505.9	500.1	505.9	499.6

See accompanying notes to condensed consolidated financial statements.

2026 Q2 Form 10-Q | 4

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$54	$11	$111	$78
Other comprehensive income (loss):
Cash flow hedges, net of taxes	14	(16)	26	(45)
Foreign currency translation, net of taxes	2	403	(97)	621
Defined benefit plans, net of taxes	(2)	4	(7)	3
Other comprehensive income (loss), net of taxes	14	391	(78)	579
Comprehensive income	$68	$402	$33	$657

See accompanying notes to condensed consolidated financial statements.

2026 Q2 Form 10-Q | 5

Elanco Animal Health Incorporated
Condensed Consolidated Balance Sheets
(in millions, except share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$530	$545
Accounts receivable, net	1,077	873
Other receivables	75	67
Inventories	1,769	1,737
Prepaid expenses and other	346	236
Total current assets	3,797	3,458
Noncurrent Assets
Property and equipment, net	1,411	1,409
Goodwill	4,845	4,779
Other intangibles, net	3,204	3,408
Other noncurrent assets	304	304
Total assets	$13,561	$13,358
Liabilities and Equity
Current Liabilities
Accounts payable	$427	$368
Sales rebates and discounts	450	416
Current portion of long-term debt and finance lease liability	73	74
Other current liabilities	902	739
Total current liabilities	1,852	1,597
Noncurrent Liabilities
Long-term debt and finance lease liability	3,845	3,943
Liability for sale of future revenue	315	304
Deferred taxes	410	382
Other noncurrent liabilities	551	585
Total liabilities	6,973	6,811
Commitments and Contingencies
Equity
Preferred stock, 1,000,000,000 shares authorized, no par value; none issued	—	—
Common stock, no par value, 5,000,000,000 shares authorized, 499,549,698 and 496,975,154 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	8,878	8,870
Accumulated deficit	(2,071)	(2,182)
Accumulated other comprehensive loss	(219)	(141)
Total equity	6,588	6,547
Total liabilities and equity	$13,561	$13,358

See accompanying notes to condensed consolidated financial statements.

2026 Q2 Form 10-Q | 6

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Equity (Unaudited)
(in millions)

	Common Stock				Accumulated Other Comprehensive Loss
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Cash Flow Hedges	Foreign Currency Translation	Defined Benefit Plans	Total	Total Equity
December 31, 2024	494.4	$—	$8,817	$(1,950)	$37	$(866)	$58	$(771)	$6,096
Net income	—	—	—	67	—	—	—	—	67
Other comprehensive income (loss), net of tax	—	—	—	—	(29)	218	(1)	188	188
Stock-based compensation activity, net	2.1	—	2	—	—	—	—	—	2
March 31, 2025	496.5	—	8,819	(1,883)	8	(648)	57	(583)	6,353
Net income	—	—	—	11	—	—	—	—	11
Other comprehensive income (loss), net of tax	—	—	—	—	(16)	403	4	391	391
Stock-based compensation activity, net	0.1	—	20	—	—	—	—	—	20
June 30, 2025	496.6	$—	$8,839	$(1,872)	$(8)	$(245)	$61	$(192)	$6,775

December 31, 2025	497.0	$—	$8,870	$(2,182)	$(12)	$(219)	$90	$(141)	$6,547
Net income	—	—	—	57	—	—	—	—	57
Other comprehensive (loss) income, net of tax	—	—	—	—	12	(99)	(5)	(92)	(92)
Stock-based compensation activity, net	2.4	—	(12)	—	—	—	—	—	(12)
March 31, 2026	499.4	—	8,858	(2,125)	—	(318)	85	(233)	6,500
Net income	—	—	—	54	—	—	—	—	54
Other comprehensive income (loss), net of tax	—	—	—	—	14	2	(2)	14	14
Stock-based compensation activity, net	0.1	—	20	—	—	—	—	—	20
June 30, 2026	499.5	$—	$8,878	$(2,071)	$14	$(316)	$83	$(219)	$6,588

See accompanying notes to condensed consolidated financial statements.

2026 Q2 Form 10-Q | 7

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$111	$78
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	343	330
Stock-based compensation expense	41	35
Sold portion of royalty revenue	(18)	(4)
Interest on liability for sale of future revenue	29	7
Changes in operating assets and liabilities, net of acquisitions and divestitures	(239)	(185)
Other non-cash operating activities, net	23	(28)
Net Cash Provided by Operating Activities	290	233
Cash Flows from Investing Activities
Net purchases of property and equipment and software	(84)	(122)
Cash paid for acquisitions, net of cash acquired	(76)	—
Proceeds from divestitures	—	9
Other investing activities, net	(10)	(1)
Net Cash Used for Investing Activities	(170)	(114)
Cash Flows from Financing Activities
Proceeds from Revolving Credit Facility	—	125
Repayments of Revolving Credit Facility	—	(125)
Proceeds from Securitization Facility	50	125
Repayments of Securitization Facility	(50)	(125)
Repayments of long-term borrowings	(89)	(374)
Proceeds from sale of future revenue, net of transaction costs	—	290
Shares repurchased for employee tax withholdings	(35)	(14)
Other financing activities, net	(15)	(6)
Net Cash Used for Financing Activities	(139)	(104)
Effect of exchange rate changes on cash and cash equivalents	4	56
Net (decrease) increase in cash and cash equivalents	(15)	71
Cash and cash equivalents – beginning of period	545	468
Cash and cash equivalents – end of period	$530	$539

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new finance lease liability	$—	$234
Consideration transferred in a business combination	$167	$—

See accompanying notes to condensed consolidated financial statements.

2026 Q2 Form 10-Q | 8

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

Note 3. Revenue
The following table summarizes the activity in our global sales rebates and discounts liability:

	Six Months Ended June 30,
	2026	2025
Beginning balance	$416	$332
Reduction of revenue	588	469
Payments	(550)	(448)
Foreign currency translation adjustments	(4)	14
Ending balance	$450	$367
Adjustments to revenue recognized as a result of changes in estimates during the six months ended June 30, 2026 and 2025, for product shipped in previous periods were not material. Actual global product returns were approximately 1% of net revenue for the six months ended June 30, 2026 and 2025.

2026 Q2 Form 10-Q | 9

Disaggregation of Revenue
The following table summarizes our revenue disaggregated by product category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Pet Health	$718	$643	$1,428	$1,278
Farm Animal:
Cattle	313	268	629	540
Poultry	223	215	453	404
Swine	97	100	193	185
Total Farm Animal	633	583	1,275	1,129
Contract Manufacturing and Other (1)	17	15	36	27
Revenue	$1,368	$1,241	$2,739	$2,434
(1)Represents revenue from arrangements in which we manufacture products on behalf of a third party and royalty revenue. Royalty revenue sold to a third party in May 2025 totaled $9 million and $4 million for the three months ended June 30, 2026 and 2025, respectively, and $18 million and $4 million for the six months ended June 30, 2026 and 2025, respectively. While we are no longer entitled to these royalties, we are required under GAAP to continue recognizing them as revenue. See Note 10. Liability for Sale of Future Revenue for additional information.
The following table summarizes our revenue disaggregated by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$663	$593	$1,268	$1,147
International	705	648	1,471	1,287
Revenue	$1,368	$1,241	$2,739	$2,434
We have a single customer that accounted for approximately 12% of revenue for the six months ended June 30, 2026 and 2025. Product sales with this customer resulted in accounts receivable of $131 million and $107 million at June 30, 2026 and December 31, 2025, respectively.

Note 4. Acquisitions and Divestitures
Acquisitions
AHV International: On April 30, 2026, we completed the acquisition of 100% of the outstanding equity interests of AHV International B.V. (AHV), along with selected assets of AHV's affiliates necessary for the ongoing operations of the business, for total estimated purchase consideration of $243 million. AHV is an innovative, farm animal health company incorporated in the Netherlands focused on solutions to improve animal welfare and productivity, while reducing the need for antibiotics. The acquisition of AHV is expected to accelerate our strategy to grow our industry leadership in farm animal products, particularly for cattle, by expanding our product portfolio, primarily throughout Europe and the U.S.
The AHV acquisition was accounted for as a business combination under the acquisition method of accounting. The acquisition method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The determination of estimated fair value requires management to make significant estimates and assumptions. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill.
The composition of the purchase price was as follows:

Cash consideration paid upon closing	$76
Deferred cash consideration due through 2030(1)	100
Fair value of contingent consideration	67
Total purchase consideration	$243
(1)Approximately $60 million and $20 million of the deferred cash consideration due through 2030 is payable in January 2027 and January 2028, respectively.
Contingent consideration for this acquisition includes up to $140 million of payments due upon the achievement of significant performance-based and time-limited milestones through 2032. The initial fair value of the contingent consideration liability of $67 million was estimated using a Monte Carlo simulation model, which represents a Level 3 measurement under the fair value measurement hierarchy (see Note 9. Fair Value for further information).

2026 Q2 Form 10-Q | 10

The purchase price allocation is preliminary and subject to change, including the valuation of the contingent consideration, intangible assets and goodwill, among other items. The final determination of these amounts will be completed no later than one year from the acquisition date. The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the acquisition date:

Inventories	$3
Prepaid expenses and other	9
Property and equipment, net	2
Finite-lived intangible assets	139
Total identifiable assets acquired	153

Accounts payable	3
Other current liabilities	8
Deferred tax liability	36
Total liabilities assumed	47

Total identifiable net assets acquired	106
Goodwill	137
Total consideration transferred	$243

The acquired finite-lived intangible assets primarily consisted of customer relationships ($74 million), marketed products ($53 million) and trade names ($11 million), which are being amortized over a weighted-average useful life of approximately 11 years on a straight-line basis. Goodwill recognized in connection with this transaction represents the value of an expanded customer base, new product offerings and expected synergies. We expect that the majority of goodwill associated with this acquisition is not deductible for local tax purposes. The results of operations for AHV have been included in the condensed consolidated financial statements since the date of acquisition. Revenues attributable to AHV during the three months ended June 30, 2026, were not material.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restructuring charges:
Cash-based severance and other	$3	$—	$2	$1
Non-cash charges (1)	—	—	15	—
Acquisition and divestiture-related charges	2	1	3	1
Other items (2)	4	—	5	8
Total expense	$9	$1	$25	$10
(1)Non-cash charges in 2026 related to $15 million of non-cash shut-down costs for the animal studies portion of our R&D facilities in Monheim, Germany, recorded in the first quarter of 2026.
(2)Other items in 2025 primarily related to upfront payments made in relation to new licensing arrangements.

2026 Q2 Form 10-Q | 11

The following table summarizes the activity in our reserves established in connection with restructuring activities:

Balance at December 31, 2025	$124
Charges	2
Cash paid and other (1)	(40)
Balance at June 30, 2026	$86
(1)Includes foreign currency translation adjustments.
The timing of payment of restructuring reserve obligations varies due to country-specific negotiations and regulations. As of June 30, 2026, approximately $80 million of our restructuring reserve was classified within other current liabilities on our condensed consolidated balance sheet, with the remainder classified within other noncurrent liabilities.

Note 6. Inventories
Inventories consisted of the following:

	June 30, 2026	December 31, 2025
Finished products	$899	$871
Work in process	831	837
Raw materials and supplies	114	104
Total	1,844	1,812
Decrease to LIFO cost	(75)	(75)
Inventories	$1,769	$1,737

Note 7. Debt and Finance Lease Liability
Our long-term debt and finance lease liability consisted of the following:

	June 30, 2026	December 31, 2025
Term Loan B due 2032	$1,095	$1,100
Euro Term Loan due 2029	383	470
Incremental Term Facility due 2028	336	339
Incremental Term Facility due 2029	170	171
Incremental Term Facility due 2031	319	321
Incremental Term Facility due 2032	536	539
Revolving Credit Facility (1)	—	—
Securitization Facility (2)	100	100
Senior Notes due 2028 (3)	750	750
Unamortized debt issuance costs	(26)	(28)
Total debt	3,663	3,762
Finance lease liability	255	255
	3,918	4,017
Less current portion of long-term debt and finance lease liability	73	74
Total long-term debt and finance lease liability	$3,845	$3,943
(1)Our Revolving Credit Facility provides up to $750 million in borrowing capacity, bears interest at Term SOFR plus a spread dependent on our Net Total Leverage Ratio, as defined within the agreement, which was 1.50% at June 30, 2026, and matures in July 2029.
(2)Our Securitization Facility is secured and collateralized by our U.S. Net Eligible Receivables Balance, bears interest at Term SOFR plus 1.25% and matures in June 2028. Our borrowing capacity under our Securitization Facility is subject to monthly fluctuation based on the level of our borrowing base as reported to the lender. During the six months ended June 30, 2026, we borrowed $50 million on our Securitization Facility for general corporate purposes and to complete the acquisition of AHV (see Note 4. Acquisitions and Divestitures), which we subsequently repaid prior to June 30, 2026.
(3)Our Senior Notes due 2028 are subject to interest rate adjustments based on credit rating agency actions. A rating upgrade in the fourth quarter of 2025 reduced the applicable interest rate, and as of June 30, 2026, these notes bear interest at a rate of 6.40%.
As of June 30, 2026, approximately 80% of our long-term indebtedness, excluding our finance lease liability, bore interest at a fixed rate, including variable-rate debt converted to fixed-rate through the use of interest rate swaps (see Note 8. Financial Instruments for additional information). We were in compliance with all of our debt covenants as of June 30, 2026.

2026 Q2 Form 10-Q | 12

Note 8. Financial Instruments
To manage our exposure to market risks, such as changes in foreign currency exchange rates and variable interest rates, we have entered into various derivative transactions. We do not offset derivative assets and liabilities on our condensed consolidated balance sheets. Our outstanding positions are discussed below.
Derivatives Not Designated as Hedges
We may enter into foreign currency exchange forward or option contracts to reduce the effects of fluctuating foreign currency exchange rates. As of June 30, 2026 and December 31, 2025, we had outstanding foreign currency exchange contracts with aggregate notional amounts of $1,028 million and $1,090 million, respectively. The amounts of net gains on derivative instruments not designated as hedging instruments, recorded in other (income) expense, net were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Foreign exchange forward contracts (1)	$17	$9	$16	$24
(1)These amounts were substantially offset in other (income) expense, net by the effect of changing exchange rates on the underlying foreign currency exposures.
Derivatives Designated as Hedges – Net investment hedges
At June 30, 2026 and December 31, 2025, we had a series of cross-currency fixed interest rate swaps to help mitigate the impact of foreign currency fluctuations on our operations in Switzerland with a combined 1,000 million CHF notional amount with tenors in 2026 and 2027. These instruments were determined to be, and were designated as, effective economic hedges of net investments in our CHF denominated net assets. In July 2026, we extended the maturity of 200 million CHF notional amount originally due in August 2026 by replacing them with new fixed-to-fixed cross-currency swaps with tenors in 2031.
The amounts of gains (losses) on net investment hedges, net of tax, recorded in accumulated other comprehensive loss were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cross-currency fixed interest rate swaps	$12	$(133)	$20	$(157)
During the six months ended June 30, 2026 and 2025, these instruments also generated $23 million and $22 million of interest income, respectively, which was included as a contra interest expense, net of capitalized interest in our condensed consolidated statements of operations.
Derivatives Designated as Hedges – Interest rate swaps
We had outstanding interest rate swaps with aggregate notional amounts of $2,300 million as of both June 30, 2026 and December 31, 2025, which have scheduled maturities in August 2026. As of June 30, 2026 and December 31, 2025, we also had forward-starting interest rate swap agreements with a combined notional amount of $1,450 million and $850 million, respectively, which will become effective in August 2026, and have scheduled maturities between 2027 and 2031.
The amounts of gains (losses) on interest rate swaps, net of tax, recorded in accumulated other comprehensive loss were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest rate swaps	$9	$(5)	$16	$(21)
The amounts of (losses) gains reclassified out of accumulated other comprehensive loss and recognized into earnings through interest expense, net of capitalized interest were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest rate swaps	$(5)	$11	$(10)	$24
Over the next 12 months, we expect to reclassify a gain of $5 million out of accumulated other comprehensive loss and into interest expense, net of capitalized interest related to our interest rate swaps, although the actual amounts reclassified may vary as a result of future changes in market conditions.
As of June 30, 2026, when factoring in the impact from our interest rate swaps, the weighted-average effective interest rate on our outstanding indebtedness, excluding our finance lease liability, was 5.79%.

2026 Q2 Form 10-Q | 13

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
The following table summarizes the fair value information at June 30, 2026 and December 31, 2025, for assets and liabilities measured at fair value on a recurring basis in the respective balance sheet line items, as well as long-term debt, excluding our finance lease liability, for which fair value is disclosed on a recurring basis:

		Fair Value Measurements Using
Financial statement line item	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2026
Recurring fair value measurements
Prepaid expenses and other - derivative instruments	$37	$—	$37	$—	$37
Other noncurrent assets - derivative instruments	18	—	18	—	18
Other current liabilities - derivative instruments	(158)	—	(158)	—	(158)
Other current liabilities - contingent consideration	(38)	—	—	(38)	(38)
Other noncurrent liabilities - contingent consideration	(48)	—	—	(48)	(48)
Financial instruments not carried at fair value
Long-term debt, excluding finance lease liability	(3,689)	—	(3,713)	—	(3,713)

December 31, 2025
Recurring fair value measurements
Prepaid expenses and other - derivative instruments	$20	$—	$20	$—	$20
Other current liabilities - derivative instruments	(111)	—	(111)	—	(111)
Other current liabilities - contingent consideration	(29)	—	—	(29)	(29)
Other noncurrent liabilities - derivative instruments	(73)	—	(73)	—	(73)
Financial instruments not carried at fair value
Long-term debt, excluding finance lease liability	(3,790)	—	(3,809)	—	(3,809)
Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities at the time of purchase of three months or less. The carrying values of cash and cash equivalents, accounts and other receivables, accounts payable and other current liabilities are reasonable estimates of their fair values due to the short-term nature of these assets and liabilities.
As of June 30, 2026, liabilities measured using Level 3 inputs consisted of contingent consideration liabilities resulting from our acquisitions of AHV and NutriQuest, LLC. The contingent consideration liability related to our acquisition of AHV at June 30, 2026, was approximately $67 million (see Note 4. Acquisitions and Divestitures for further information) and approximately $19 million related to our past acquisition of NutriQuest, LLC (also included in December 31, 2025). Payment of the contingent consideration is subject to the achievement of specified development, geographic, and net sales milestones, as set forth in the respective purchase agreements. The fair values of these liabilities were estimated using Monte Carlo simulation models, consisting of inputs not observable in the market, including estimates relating to revenue projections, discount rates, and volatility.
We also had investments without readily determinable fair values which were classified as other noncurrent assets on our condensed consolidated balance sheets totaling $13 million and $15 million as of June 30, 2026 and December 31, 2025, respectively. These investments are not recorded at fair value on a recurring basis, and as such, are not included in the fair value table above.

2026 Q2 Form 10-Q | 14

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
The following table summarizes the activity related to our liability for sale of future revenue:

	Six Months Ended June 30,
	2026	2025
Beginning balance	$304	$—
Proceeds from sale of future revenue	—	295
Deferred transaction costs	—	(5)
Royalty revenue	(18)	(4)
Imputed interest expense	29	7
Ending balance	$315	$293

Effective interest rate	18.3%	16.1%

Note 11. Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income tax expense	$2	$14	$32	$7
Effective tax rate	3.3%	55.4%	22.3%	7.6%

For the three and six months ended June 30, 2026, we recognized income tax expense of $2 million and $32 million, respectively. For the three months ended June 30, 2026, our effective tax rate of 3.3% differed from the statutory income tax rate primarily due to the tax impact from the jurisdictional mix of projected earnings. For the six months ended June 30, 2026, our effective tax rate of 22.3% differed from the statutory income tax rate primarily due to the tax impact from the jurisdictional mix of projected earnings as well as the utilization of net operating losses and a valuation allowance release in the U.S.
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

2026 Q2 Form 10-Q | 15

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

Note 12. Commitments and Contingencies
Legal Matters
We are party to various legal actions that oftentimes arise in the normal course of business. The most significant of these matters are described below. Under GAAP, loss contingency provisions are recorded when we deem it probable that we will incur a loss and are able to formulate a reasonable estimate of that loss. For the legal matters discussed below, we either believe material loss is not probable or are unable to reasonably estimate the possible loss or range of loss, if any. The process of resolving these matters is inherently uncertain and may develop over an extended period of time; therefore, at this time, the ultimate resolutions cannot be predicted. As of June 30, 2026 and December 31, 2025, we had no material liabilities established related to the legal matters discussed below.
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
Following the filing of Barpar, several derivative cases were filed, all of which have been stayed pending final resolution of the Barpar matter, including any applicable appeal periods. On November 1, 2024, a shareholder derivative action captioned Lawrence Hollin v. Lawrence E. Kurzius, et al. (Hollin) was filed in the U.S. District Court for the District of Maryland against current members of Elanco's Board of Directors and senior management, alleging claims under Sections 10(b) and 20(a) of the Exchange Act and state law claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment and waste of corporate assets, based on allegations substantially similar to the allegations in the putative class action complaint in Barpar. On March 11, 2025, a shareholder derivative action captioned James Habermehl v. Jeffrey N. Simmons, et al. was filed in Hancock County Circuit Court of Indiana, against the same parties named in Hollin, alleging claims under Indiana state law for breach of fiduciary duty and unjust enrichment, based on allegations substantially similar to the allegations in the putative class action complaint in Barpar. On April 28, 2025, a shareholder derivative action captioned Christopher Dougherty v. Elanco Animal Health, Inc., et al. (Dougherty), was filed in the District of Maryland, naming certain Elanco executives and 13 Elanco Board members as defendants. Dougherty alleges the defendants engaged in conspiratorial and individually culpable conduct based on materially false or misleading statements and omissions alleged in, referenced or related to, in large part, the putative class action complaint in Barpar, as well as breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and as to the certain executives, contribution under Section 15, U.S.C. § 78j(b) and Section 21D of the Exchange Act. On June 11, 2025, a shareholder derivative action captioned Mike Sexton v. Jeffrey N. Simmons, et al. was filed in Hancock County Circuit Court of Indiana against largely the same parties as in Hollin, alleging claims under Indiana state law for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. We are vigorously defending our positions in connection with each of these actions.
On May 20, 2020, a shareholder class action lawsuit captioned Hunter v. Elanco Animal Health Inc., et al. was filed in the U.S. District Court for the Southern District of Indiana against Elanco and certain executives. On September 3, 2020, the court appointed a lead plaintiff, and on November 9, 2020, the lead plaintiff filed an amended complaint adding additional claims against Elanco, certain executives and other individuals. The lawsuit alleged, in part, that Elanco and certain of its executives made materially false and/or misleading statements and/or failed to disclose certain facts about Elanco’s supply chain, inventory, revenue and projections. The lawsuit sought unspecified

2026 Q2 Form 10-Q | 16

monetary damages and purports to represent purchasers of Elanco securities between September 30, 2018 and May 6, 2020, and purchasers of Elanco common stock issued in connection with Elanco's acquisition of Aratana Therapeutics, Inc. On January 13, 2021, we filed a motion to dismiss, and on August 17, 2022, the Court issued an order granting our motion to dismiss the case without prejudice. On October 14, 2022, the plaintiffs filed a motion for leave to amend the complaint. On December 7, 2022, we filed an opposition to the plaintiffs' motion, and on September 27, 2023, the court denied the plaintiffs' motion for leave, issuing final judgment in favor of Elanco. On October 25, 2023, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit, and the appeal is currently pending. We intend to continue to vigorously defend our position.
On October 16, 2020, a shareholder class action lawsuit captioned Safron Capital Corporation v. Elanco Animal Health Inc., et al. was filed in the Marion Superior Court of Indiana against Elanco, certain executives and other individuals and entities. On December 23, 2020, the plaintiffs filed an amended complaint adding an additional plaintiff. The lawsuit alleged, in part, that Elanco and certain of its executives made materially false and/or misleading statements and/or failed to disclose certain facts about Elanco’s relationships with third-party distributors and revenue attributable to those distributors within the registration statement on Form S-3 dated January 21, 2020, and accompanying prospectus filed in connection with Elanco’s public offering which closed on or about January 27, 2020. The lawsuit sought unspecified monetary damages and purported to represent purchasers of Elanco common stock or tangible equity units issued in connection with the public offering. On June 8, 2023, the plaintiffs filed a motion for leave to file a second amended complaint, which became the operative complaint. We filed a motion to dismiss the second amended complaint on August 7, 2023, which was granted on April 17, 2024. On or about October 4, 2024, the plaintiffs appealed the dismissal to the Indiana Court of Appeals, which affirmed the trial court’s order granting our motion to dismiss on August 1, 2025. On October 23, 2025, the plaintiff appealed dismissal to the Indiana Supreme Court, and on February 26, 2026, the Indiana Supreme Court denied plaintiff's appeal, which resolved this case in final form in Elanco's favor at the state court level. On May 15, 2026, the plaintiff filed a petition for a Writ of Certiorari with the U.S. Supreme Court. The matter remains resolved in Elanco's favor unless and until the U.S. Supreme Court grants review and rules otherwise.
In the third quarter of 2019, Tevra Brands, LLC (Tevra) filed a complaint in the U.S. District Court of the Northern District of California, alleging that Bayer Animal Health (acquired by us in August 2020) had been involved in unlawful, exclusive dealing and tying of its flea and tick products Advantage, Advantix and Seresto™ and maintained a monopoly in the market. The complaint was amended in March 2020 and then dismissed in September 2020 with leave to amend. A second amended complaint was filed in March 2021 and realleged claims of unlawful exclusive dealing related to Advantage and Advantix and monopoly maintenance. A motion to dismiss the second amended complaint was denied in January 2022. Tevra’s demands included both actual and treble damages. On April 16, 2024, the court granted our motion for summary judgment to exclude all damages subsequent to our acquisition of Bayer Animal Health in August 2020. A jury trial was held in July 2024, and on August 1, 2024, the jury returned a verdict in favor of Bayer Animal Health. In January 2025, Tevra's motion for a new trial was denied, and in February 2025, Tevra filed its notice of appeal. On July 6, 2026, the Ninth Circuit Court of Appeals affirmed the jury verdict, and on July 28, 2026, Tevra filed a petition for panel rehearing with the Ninth Circuit Court of Appeals, which was denied on July 31, 2026. Following the initial Tevra trial, three additional matters were filed against us, both in the Northern District of California and in the Southern District of Indiana, most recently in January 2025: Tracy Spradlin v. Elanco Animal Health, Inc. (Spradlin), Tevra Brands, LLC v. Elanco Animal Health, Inc. (Tevra v. Elanco), and Susan Kraus-Silfen v. Elanco Animal Health, Inc. et. al. (Kraus-Silfen). While there are substantive and statutory differences, the allegations underpinning these matters are similar in some respects to the initial Tevra matter. Spradlin and Kraus-Silfen are putative class actions, and all three of these additional matters seek injunctive relief and an unspecified amount of monetary relief. On March 31, 2025, our motion to dismiss Tevra v. Elanco was granted by the court without prejudice to plaintiff's right to file an amended claim. On February 18, 2026, we reached a settlement in principle with the Kraus-Silfen and Spradlin plaintiffs, including the potential payment by Elanco of a non-material amount, which remains subject to execution of definitive documentation and court approval. This proposed settlement does not constitute an admission of liability. We continue to vigorously defend against each of the remaining claims in the two Tevra matters.

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

2026 Q2 Form 10-Q | 17

Basic and diluted weighted-average shares outstanding were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic weighted-average common shares outstanding	499.5	496.6	498.6	495.9
Assumed conversion of dilutive common stock equivalents (1)	6.4	3.5	7.3	3.7
Diluted weighted-average shares outstanding	505.9	500.1	505.9	499.6
(1)For the three months ended June 30, 2026 and 2025, approximately 1.6 million and 3.7 million, respectively, of potential common shares were excluded from the calculation of diluted weighted-average shares outstanding because their effect was anti-dilutive. For the six months ended June 30, 2026 and 2025, approximately 1.3 million and 3.3 million, respectively, of potential common shares were excluded from the calculation of diluted weighted-average shares outstanding because their effect was anti-dilutive.

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
Significant segment expenses are amounts that are regularly provided to our CEO and included in consolidated net income (loss), our primary measure of our single segment’s profit or loss. Our CEO regularly reviews reported consolidated revenue, gross profit, other significant segment expenses and consolidated net income (loss), in addition to forecasted revenue, significant segment expenses and net income (loss) amounts for future periods. A summary of our consolidated net income for the three and six months ended June 30, 2026 and 2025, is as follows, including the significant segment expenses provided to and regularly reviewed by our CEO, as well as other expenses, which are included in consolidated net income, but are not regularly provided to and/or reviewed by our CEO:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$1,368	$1,241	$2,739	$2,434
Cost of sales	570	528	1,156	1,037
Gross profit	798	713	1,583	1,397

Other significant segment expenses:
Research and development	92	92	189	186
Marketing and selling	310	272	566	497
General and administrative	139	128	264	244
Interest expense, net of capitalized interest	59	48	116	88
Other (income) expense, net	(6)	11	3	23
Income tax expense	2	14	32	7
Total other significant segment expenses	596	565	1,170	1,045
Other expenses (1)	148	137	302	274
Net income	$54	$11	$111	$78
(1)Other expenses include amortization of intangible assets and asset impairment, restructuring and other special charges.

2026 Q2 Form 10-Q | 18

Depreciation expense related to property and equipment and amortization expense related to software for the three and six months ended June 30, 2026 and 2025, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation expense	$26	$25	$54	$49
Amortization of software	6	8	12	17
Given our single reporting segment structure, we manage our assets on a total company basis. Cash paid for acquisitions, intangible assets and property and equipment and software, and cash proceeds from divestitures, are all summarized in the Investing Activities section of our condensed consolidated statements of cash flows.

2026 Q2 Form 10-Q | 19

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
Business Overview
Elanco is a global leader in animal health, dedicated to innovating and delivering products and services to prevent and treat disease in farm animals and pets. We partner with farmers, pet owners, veterinarians and society to create value and help our customers improve the health of animals in their care, while also making a meaningful impact on the communities we serve. Our diverse, durable product portfolio is sold in more than 90 countries and serves animals across many species, primarily: dogs and cats (collectively, pet health) and cattle, poultry, swine, and sheep (collectively, farm animal). Our purpose — making life better for animals makes life better — inspires us to Go Beyond for animals, customers, society and our people.
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
Credelio Quattro: In October 2024, we received final approval from the FDA for Credelio Quattro™, a monthly chewable tablet for dogs that protects against fleas, ticks, heartworms, roundworms, hookworms and three different species of tapeworms. Credelio Quattro was launched in January 2025 and in December 2025 we also received conditional approval for treatment of the New World screwworm. During the current quarter, Credelio Quattro was launched in Australia, Canada and Japan. Additional submissions have been made in other key markets, including the EU and the U.K.
Befrena: In December 2025, we received final approval from the USDA for Befrena, a new anti-IL31 monoclonal antibody injection targeting canine allergic and atopic dermatitis. We initiated the phased launch of Befrena during the second quarter of 2026.

2026 Q2 Form 10-Q | 20

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
In connection with the 2025 Restructuring Plan, we incurred charges of $155 million in the fourth quarter of 2025. Expected pre-tax charges associated with the 2025 Restructuring Plan total $25 million to $30 million in 2026, of which $17 million was incurred during the six months ended June 30, 2026, primarily related to the remaining shut-down costs for our Monheim, Germany, facility. The 2025 Restructuring Plan is expected to result in savings of approximately $25 million in 2026 and approximately $60 million in 2027.
Trade Environment and Other U.S. Government Initiatives: Changes to U.S. trade policy continued throughout the first half of 2026. On February 20, 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (IEEPA) does not provide authority for the President to impose tariffs. Subsequently, new tariffs were imposed under Section 122 of the Trade Act of 1974; however, these Section 122 tariffs expired on July 24, 2026. Following this expiration, the U.S. government implemented new tariffs under Section 301 of the Trade Act of 1974, which specifically target products associated with forced labor concerns.
On April 2, 2026, the President issued a proclamation under Section 232 of the Trade Expansion Act of 1962 imposing tariffs on certain imported patented pharmaceuticals and active pharmaceutical ingredients. While this proclamation targets certain patented pharmaceutical products, it includes significant carve-outs, including for certain animal-health pharmaceutical products. These tariffs are not expected to apply to us, if at all, until at least September 2026.
While the ultimate financial impact of these and other decisions cannot be reasonably estimated at this time, we will continue to closely monitor the trade policies in countries in which we operate and/or from which we import products and continue to take actions, where possible, to mitigate the impacts on our business.
As disclosed in Item 1A, "Risk Factors – Tariffs, trade protection measures or other modifications of foreign trade policy may harm us or our customers", of our 2025 Form 10-K, our business is subject to risks related to, among other factors, tariffs, trade and monetary policies and economic conditions and events. We do not believe the previously enacted tariffs had a material impact on our results of operations for the six months ended June 30, 2026. However, while animal-health pharmaceutical products are largely exempt from the U.S. tariffs imposed to date, it remains uncertain if this will continue to be the case, and pharmaceutical products are not exempt from all tariffs imposed outside of the U.S. Following the February 2026 U.S. Supreme Court ruling, we filed for refunds of certain IEEPA tariffs previously paid. While the timing and extent of any recoveries remain uncertain, we do not believe the impact of these potential refunds will be material to our business or financial statements.
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
Sale of Future Revenue: In May 2025, we executed a PSA with affiliates of Blackstone, pursuant to which we received proceeds of $295 million in exchange for the rights to the proceeds from qualifying future royalties and sales milestone payments owed to us by Tarsus based on their net sales of XDEMVY® (lotilaner ophthalmic solution) 0.25%, a medical treatment for Demodex blepharitis in humans. These net proceeds were utilized to repay previously outstanding debt. See Note 10. Liability for Sale of Future Revenue for further information.
Acquisition and Integration: On April 30, 2026, we completed the acquisition of AHV, along with selected assets of AHV's affiliates necessary for the ongoing operations of the business. AHV is an innovative, farm animal health company incorporated in the Netherlands focused on solutions to improve animal welfare and productivity, while reducing the need for antibiotics. The acquisition of AHV is expected to accelerate our strategy to grow our industry leadership in farm animal products, particularly for cattle, by expanding our product portfolio, primarily throughout

2026 Q2 Form 10-Q | 21

Europe and the U.S. We expect AHV to contribute modestly to revenue in 2026, with a more meaningful impact beginning in 2027 as we integrate the business and realize commercial synergies. This transaction was funded utilizing cash on hand and by borrowing $50 million on our Securitization Facility, which was subsequently repaid during the current quarter. This acquisition is not expected to materially affect our deleveraging timeline or overall liquidity position.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2026	2025	% Change	2026	2025	% Change
Revenue	$1,368	$1,241	10%	$2,739	$2,434	13%
Cost of sales	570	528	8%	1,156	1,037	11%
Gross profit	798	713	12%	1,583	1,397	13%
Research and development	92	92	—%	189	186	2%
Marketing, selling and administrative	449	400	12%	830	741	12%
Amortization of intangible assets	139	136	2%	277	264	5%
Asset impairment, restructuring and other special charges	9	1	NM	25	10	150%
Interest expense, net of capitalized interest	59	48	23%	116	88	32%
Other (income) expense, net	(6)	11	NM	3	23	NM
Income before income taxes	56	25	124%	143	85	68%
Income tax expense	2	14	NM	32	7	NM
Net income	$54	$11	391%	$111	$78	42%
Certain amounts and percentages may reflect rounding adjustments.
NM - Not meaningful

Revenue
Our products are sold in more than 90 countries, and as a result, a significant portion of our revenue is recorded in currencies other than the U.S. Dollar. Because of this, our revenue is influenced by changes in foreign currency exchange rates. During the six months ended June 30, 2026 and 2025, approximately 52% of our revenue was denominated in foreign currencies.
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

2026 Q2 Form 10-Q | 22

Our revenue by product category for the three and six months ended June 30, 2026 and 2025, were as follows:

	Three Months Ended June 30,
	Revenue		% of Total Revenue
(Dollars in millions)	2026	2025	2026	2025	$ Change	% Change
Pet Health	$718	$643	52%	52%	$75	12%
Farm Animal	633	583	46%	47%	50	9%
Contract Manufacturing and Other (1)	17	15	2%	1%	2	13%
Total	$1,368	$1,241	100%	100%	$127	10%

	Six Months Ended June 30,
	Revenue		% of Total Revenue
(Dollars in millions)	2026	2025	2026	2025	$ Change	% Change
Pet Health	$1,428	$1,278	52%	53%	$150	12%
Farm Animal	1,275	1,129	47%	46%	146	13%
Contract Manufacturing and Other (1)	36	27	1%	1%	9	33%
Total	$2,739	$2,434	100%	100%	$305	13%
Note: Numbers may not add due to rounding.
(1)Represents revenue from arrangements in which we manufacture products on behalf of a third party and royalty revenue. Royalty revenue sold to a third party in May 2025 totaled $9 million and $4 million for the three months ended June 30, 2026 and 2025, respectively, and $18 million and $4 million for the six months ended June 30, 2026 and 2025, respectively. While we are no longer entitled to these royalties, we are required under GAAP to continue recognizing them as revenue. See Note 10. Liability for Sale of Future Revenue for additional information.
The effects of price, foreign currency exchange rates and volume on changes in revenue for the three and six months ended June 30, 2026, compared to three and six months ended June 30, 2025, were as follows:
Three months ended June 30, 2026

(Dollars in millions)	Revenue	Price	FX Rate	Volume	Acquisition(1)	Total
Pet Health	$718	2%	1%	9%	—%	12%
Farm Animal	633	2%	2%	3%	1%	9%
Contract Manufacturing and Other	17					13%
Total	$1,368	2%	1%	6%	1%	10%
Six months ended June 30, 2026

(Dollars in millions)	Revenue	Price	FX Rate	Volume	Acquisition(1)	Total
Pet Health	$1,428	2%	3%	7%	—%	12%
Farm Animal	1,275	2%	3%	7%	1%	13%
Contract Manufacturing and Other	36					33%
Total	$2,739	2%	3%	7%	1%	13%
Note: Numbers may not add due to rounding.
(1)Includes revenues contributed by the AHV business acquired on April 30, 2026. Revenues attributable to AHV during the three and six months ended June 30, 2026, were not material.
Pet health revenue increased $75 million, or 12%, for the three months ended June 30, 2026, compared to the same period in 2025, driven primarily by higher volumes, increased pricing and the impacts from foreign currency exchange rate movements. Higher volumes were primarily driven by new products, led by Zenrelia and Credelio Quattro, including adoption of those products by new customers.
Pet health revenue increased $150 million, or 12%, for the six months ended June 30, 2026, compared to the same period in 2025, primarily driven by higher volumes, the impacts from foreign currency exchange rate movements and increased pricing. Higher volumes were primarily driven by new products, led by Zenrelia, Credelio Quattro and AdTab. A portion of the higher volumes were attributable to adoption of Credelio Quattro and Zenrelia by new customers.
Farm animal revenue increased $50 million, or 9%, for the three months ended June 30, 2026, compared to the same period in 2025, driven by increases in ruminants and poultry, partially offset by decreased swine volumes.

2026 Q2 Form 10-Q | 23

Farm animal revenue increased $146 million, or 13%, for the six months ended June 30, 2026, compared to the same period in 2025, driven primarily by increased volumes across all species, the impacts from foreign currency exchange rate movements and increased pricing. Higher volumes were led by Rumensin and poultry vaccines.
Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2026	2025	% Change	2026	2025	% Change
Gross profit	$798	$713	12%	$1,583	$1,397	13%
Gross margin %	58.3%	57.5%		57.8%	57.4%
Gross profit increased $85 million and $186 million for the three and six months ended June 30, 2026, respectively, corresponding to increased revenues. Gross margin percentage (gross profit as a percentage of total revenue) increased compared to the three months ended June 30, 2025, driven by favorable product mix and pricing, partially offset by higher inventory costs.
Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2026	2025	% Change	2026	2025	% Change
Research and development	$92	$92	—%	$189	$186	2%
% of revenue	7%	7%		7%	8%
Research and development expenses increased $3 million for the six months ended June 30, 2026, as compared to the same period in the prior year. The increase was primarily driven by foreign currency exchange rate movements.
Marketing, Selling and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2026	2025	% Change	2026	2025	% Change
Marketing, selling and administrative	$449	$400	12%	$830	$741	12%
% of revenue	33%	32%		30%	30%
Marketing, selling and administrative expenses increased $49 million and $89 million for the three and six months ended June 30, 2026, as compared to the same period in the prior year. Increases were driven by higher compensation expense, foreign currency exchange rate movements and strategic investments in the global launches of new products, partially offset by decreases in certain general and administrative expenses.
Amortization of Intangible Assets

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2026	2025	% Change	2026	2025	% Change
Amortization of intangible assets	$139	$136	2%	$277	$264	5%
Amortization of intangible assets increased $3 million and $13 million for the three and six months ended June 30, 2026, as compared to the same period in the prior year. The increase was primarily driven by changes in foreign currency exchange rates.
Asset Impairment, Restructuring and Other Special Charges

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2026	2025	% Change	2026	2025	% Change
Asset impairment, restructuring and other special charges	$9	$1	NM	$25	$10	150%
Asset impairment, restructuring and other special charges increased $8 million and $15 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in the prior year. Amounts recorded to asset impairment, restructuring and other special charges during the three months ended June 30, 2026, primarily related to the 2025 Restructuring Plan ($3 million) as well as costs associated with our acquisition of AHV ($2 million). Amounts recorded during the six months ended June 30, 2026, also included $15 million of non-cash shut-down costs for the animal studies portion of our R&D facilities in Monheim, Germany, recorded during the first quarter of 2026. Amounts recorded in 2025 primarily related to upfront payments made in relation to new licensing arrangements.

2026 Q2 Form 10-Q | 24

Interest Expense, Net of Capitalized Interest

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2026	2025	% Change	2026	2025	% Change
Interest expense, net of capitalized interest	$59	$48	23%	$116	$88	32%
Interest expense, net of capitalized interest increased $11 million and $28 million for the three and six months ended June 30, 2026, respectively, as compared to the same period in the prior year. These increases were principally due to imputed interest on our liability for sale of future revenue of $15 million and $29 million for the three and six months ended June 30, 2026 (see Note 10. Liability for Sale of Future Revenue to the condensed consolidated financial statements for further information), respectively, as well as interest expense related to our corporate headquarters finance lease, partially offset by lower average debt balances.
Other (Income) Expense, Net

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2026	2025	% Change	2026	2025	% Change
Other (income) expense, net	$(6)	$11	NM	$3	$23	NM
Other income, net for the three months ended June 30, 2026, primarily consisted of foreign currency exchange gains. Other expense, net for the six months ended June 30, 2026, was negatively impacted by currency translation losses reclassified from accumulated other comprehensive loss to the condensed consolidated statements of operations in conjunction with the substantial liquidation of a dormant legal entity, a litigation settlement and mark-to-market adjustments on equity investments. Other expense, net for the three and six months ended June 30, 2025 primarily consisted of foreign currency exchange losses.
Income Tax Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2026	2025	% Change	2026	2025	% Change
Income tax expense	$2	$14	NM	$32	$7	NM
Effective tax rate	3.3%	55.4%		22.3%	7.6%
We recognized income tax expense of $2 million and $14 million for the three months ended June 30, 2026 and 2025, respectively. Our effective tax rate of 3.3% for the three months ended June 30, 2026, differed from the statutory income tax rate primarily due to the tax impact from the jurisdictional mix of projected earnings. Our effective tax rate of 55.4% for the three months ended June 30, 2025, differed from the statutory income tax rate primarily due to the tax impact from the jurisdictional mix of projected income and losses in non-U.S. jurisdictions and the impacts of discrete tax expenses during the second quarter of 2025, including the remeasurement of certain deferred tax positions due to a foreign tax rate change.
We recognized income tax expense of $32 million and $7 million for the six months ended June 30, 2026 and 2025, respectively. Our effective tax rate of 22.3% for the six months ended June 30, 2026, differed from the statutory income tax rate primarily due to the tax impact from the jurisdictional mix of projected earnings as well as the utilization of net operating losses and a valuation allowance release in the U.S. Our effective tax rate of 7.6% for the six months ended June 30, 2025, differed from the statutory income tax rate primarily due to the tax impact from the jurisdictional mix of projected income and losses in non-U.S. jurisdictions as well as the utilization of net operating losses and a valuation allowance release in the U.S., partially offset by the impacts of discrete tax expenses during the second quarter of 2025, including the remeasurement of certain deferred tax positions due to a foreign tax rate change.

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
We believe our primary sources of liquidity are sufficient to fund our short-term and long-term existing and planned capital requirements, which include working capital obligations, funding existing marketed and pipeline products, capital expenditures, business development in our targeted areas, short-term and long-term debt obligations, including both principal and interest payments, as well as interest rate swaps, lease payments, purchase obligations

2026 Q2 Form 10-Q | 25

and costs associated with mergers, acquisitions, divestitures, business integrations and/or restructuring activities. As of June 30, 2026, we had cash and cash equivalents of $530 million and unused borrowing capacity on our Revolving Credit Facility of approximately $750 million. In addition, our Securitization Facility provides for additional borrowing capacity based on our U.S. Net Eligible Receivable Balances. As of June 30, 2026, we had approximately $165 million in undrawn borrowing capacity on this facility. We also have the ability to access capital markets to obtain debt financing for longer-term funding, if required. Further, we believe we have sufficient cash flow and liquidity to remain in compliance with our debt covenants.
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
Cash Flows
The following table provides a summary of cash flows from operating, investing and financing activities for the six months ended June 30, 2026 and 2025:

(in millions)
Net cash provided by (used for):	2026	2025	$ Change
Operating activities	$290	$233	$57
Investing activities	(170)	(114)	(56)
Financing activities	(139)	(104)	(35)
Effect of exchange rate changes on cash and cash equivalents	4	56	(52)
Net (decrease) increase in cash and cash equivalents	$(15)	$71	$(86)
Operating activities
Cash provided by operating activities was $290 million for the six months ended June 30, 2026, compared to cash provided by operating activities of $233 million for the six months ended June 30, 2025. The $57 million increase in cash provided by operating activities was primarily driven by an increase in cash earnings, partially offset by changes in working capital.
Investing activities
Cash used for investing activities was $170 million for the six months ended June 30, 2026, compared to cash used for investing activities of $114 million for the six months ended June 30, 2025. This increase was primarily driven by $76 million paid in April 2026 in relation to our acquisition of AHV (see Note 4. Acquisitions and Divestitures for further information), partially offset by a $38 million decrease in purchases of property and equipment. This decrease relates to the timing of spending for the ongoing expansion of our monoclonal antibody manufacturing facility in Elwood, Kansas, as well as capital projects at our Fort Dodge, Iowa, and Huningue, France, manufacturing facilities.
Financing activities
Cash used for financing activities was $139 million for the six months ended June 30, 2026, compared to cash used for financing activities of $104 million for the six months ended June 30, 2025. Cash used for financing activities during the six months ended June 30, 2026, included $89 million of early and scheduled repayments of long-term borrowings and $35 million of purchases of common stock for employee tax withholding obligations. Cash used for financing activities during the six months ended June 30, 2025, included $374 million in scheduled and early repayments of long-term borrowings, partially enabled by net proceeds of $290 million from the sale of qualifying future royalties and sales milestone payments (see Note 10. Liability for Sale of Future Revenue for further information).
Description of Indebtedness
For a complete description of our existing debt and available credit facilities as of June 30, 2026 and December 31, 2025, see Note 7. Debt and Finance Lease Liability within Item 8, “Financial Statements and Supplementary Data,” of Part II of our 2025 Form 10-K. New developments are discussed in Note 7. Debt and Finance Lease Liability of this Form 10-Q.
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

2026 Q2 Form 10-Q | 26

While we believe our critical accounting estimates to be reasonable based on all relevant information available, given their inherent uncertainty, if our estimates and assumptions are not representative of actual outcomes, our results could be materially impacted. We regularly evaluate our estimates and assumptions and adjust them when facts and circumstances indicate the need for change, and such changes generally would be reflected in our condensed consolidated financial statements in the period they are determined. We apply estimation methodologies consistently from year to year. Our critical accounting estimates are summarized in Item 7, "Management's Discussion & Analysis of Results of Financial Condition and Results of Operations," of our 2025 Form 10-K. There were no significant changes or developments in the application of our critical accounting estimates during the six months ended June 30, 2026.

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
Additionally, we generally identify hyperinflationary markets as those markets whose cumulative inflation rate over a three-year period exceeds 100%. We have applied hyperinflationary accounting for our subsidiary in Turkey since 2022 and, as a result, have changed the functional currency of this subsidiary to the U.S. dollar. During the six months ended June 30, 2026, revenue in Turkey represented less than 1% of our consolidated revenue, while assets held in Turkey as of June 30, 2026, also represented less than 1% of our consolidated assets. While the application of hyperinflationary accounting did not have a material impact on our business during the six months ended June 30, 2026, we may in the future incur significant currency devaluations, which could have a material adverse impact on our results of operations.
Interest Risk
As of June 30, 2026, we had outstanding interest rate swap agreements with a combined notional amount of $2,300 million that have the economic effect of modifying this amount of our variable-rate debt to fixed-rate. We also have forward-starting interest rate swap agreements with a combined notional amount of $1,450 million, which will become effective in August 2026. When including the variable-rate converted to fixed-rate through the use of interest rate swaps, as of June 30, 2026, approximately 80% of our long-term indebtedness, excluding our finance lease liability, bore interest at a fixed rate.

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
Our management, with the participation of Jeffrey N. Simmons, president and chief executive officer, and Robert M. VanHimbergen, executive vice president and chief financial officer, evaluated our disclosure controls and procedures as of June 30, 2026, and concluded they were effective.
(b)Changes in Internal Controls. During the second quarter of 2026, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

2026 Q2 Form 10-Q | 27

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(none)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(none)

ITEM 4. MINE SAFETY DISCLOSURES

(none)

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

2026 Q2 Form 10-Q | 28

ITEM 6. EXHIBITS

The following exhibits are either filed or furnished herewith (as applicable) or, if so indicated, incorporated by reference to the documents indicated in parentheses, which have previously been filed or furnished with the SEC.

Exhibit Number	Description
10.1	Form of Elanco Animal Health Incorporated Restricted Stock Unit Award Agreement for non-employee directors with respect to annual awards commencing 2026 (filed herewith)*
31.1	Section 302 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Section 302 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101	Interactive Data Files (Inline XBRL)
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101)
*Management contracts or compensatory plans or arrangements

2026 Q2 Form 10-Q | 29

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELANCO ANIMAL HEALTH INCORPORATED
(Registrant)

Date:	August 5, 2026	/s/ Jeffrey N. Simmons
Jeffrey N. Simmons
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2026	/s/ Robert M. VanHimbergen
Robert M. VanHimbergen
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

2026 Q2 Form 10-Q | 30