Form 10-Q
period 2026-09-30
Elanco Animal Health Inc
filed 2026-11-06
CIK 1739104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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
Yes ☐ No ☒
The number of shares of common stock outstanding as of November 4, 2026, was 499,827,067.

ELANCO ANIMAL HEALTH INCORPORATED
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

2026 Q3 Form 10-Q | 1

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

2026 Q3 Form 10-Q | 2

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

2026 Q3 Form 10-Q | 3

PART I

ITEM 1. FINANCIAL STATEMENTS

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$1,265	$1,137	$4,004	$3,571
Cost of sales	545	530	1,701	1,567
Gross profit	720	607	2,303	2,004
Research and development	99	89	288	275
Marketing, selling and administrative	393	351	1,223	1,092
Amortization of intangible assets	144	140	421	404
Asset impairment, restructuring and other special charges	3	25	28	35
Interest expense, net of capitalized interest	59	52	175	140
Other (income) expense, net	(2)	—	1	23
Income (loss) before income taxes	24	(50)	167	35
Income tax expense (benefit)	6	(16)	38	(9)
Net income (loss)	$18	$(34)	$129	$44

Earnings (loss) per share:
Basic	$0.04	$(0.07)	$0.26	$0.09
Diluted	$0.04	$(0.07)	$0.26	$0.09
Weighted-average shares outstanding:
Basic	499.7	496.8	498.9	496.2
Diluted	506.5	496.8	506.0	501.2

See accompanying notes to condensed consolidated financial statements.

2026 Q3 Form 10-Q | 4

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$18	$(34)	$129	$44
Other comprehensive income (loss):
Cash flow hedges, net of taxes	31	(10)	57	(55)
Foreign currency translation, net of taxes	(25)	5	(122)	626
Defined benefit plans, net of taxes	(4)	(2)	(11)	1
Other comprehensive income (loss), net of taxes	2	(7)	(76)	572
Comprehensive income (loss)	$20	$(41)	$53	$616

See accompanying notes to condensed consolidated financial statements.

2026 Q3 Form 10-Q | 5

Elanco Animal Health Incorporated
Condensed Consolidated Balance Sheets
(in millions, except share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$465	$545
Accounts receivable, net	992	873
Other receivables	71	67
Inventories	1,818	1,737
Prepaid expenses and other	380	236
Total current assets	3,726	3,458
Noncurrent Assets
Property and equipment, net	1,438	1,409
Goodwill	4,797	4,779
Other intangibles, net	3,032	3,408
Other noncurrent assets	347	304
Total assets	$13,340	$13,358
Liabilities and Equity
Current Liabilities
Accounts payable	$416	$368
Sales rebates and discounts	443	416
Current portion of long-term debt and finance lease liability	74	74
Other current liabilities	854	739
Total current liabilities	1,787	1,597
Noncurrent Liabilities
Long-term debt and finance lease liability	3,633	3,943
Liability for sale of future revenue	309	304
Deferred taxes	424	382
Other noncurrent liabilities	559	585
Total liabilities	6,712	6,811
Commitments and Contingencies
Equity
Preferred stock, 1,000,000,000 shares authorized, no par value; none issued	—	—
Common stock, no par value, 5,000,000,000 shares authorized, 499,726,948 and 496,975,154 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	8,898	8,870
Accumulated deficit	(2,053)	(2,182)
Accumulated other comprehensive loss	(217)	(141)
Total equity	6,628	6,547
Total liabilities and equity	$13,340	$13,358

See accompanying notes to condensed consolidated financial statements.

2026 Q3 Form 10-Q | 6

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Equity (Unaudited)
(in millions)

	Common Stock				Accumulated Other Comprehensive Loss
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Cash Flow Hedges	Foreign Currency Translation	Defined Benefit Plans	Total	Total Equity
December 31, 2024	494.4	$—	$8,817	$(1,950)	$37	$(866)	$58	$(771)	$6,096
Net income	—	—	—	67	—	—	—	—	67
Other comprehensive income (loss), net of tax	—	—	—	—	(29)	218	(1)	188	188
Stock-based compensation activity, net	2.1	—	2	—	—	—	—	—	2
March 31, 2025	496.5	—	8,819	(1,883)	8	(648)	57	(583)	6,353
Net income	—	—	—	11	—	—	—	—	11
Other comprehensive income (loss), net of tax	—	—	—	—	(16)	403	4	391	391
Stock-based compensation activity, net	0.1	—	20	—	—	—	—	—	20
June 30, 2025	496.6	—	8,839	(1,872)	(8)	(245)	61	(192)	6,775
Net loss	—	—	—	(34)	—	—	—	—	(34)
Other comprehensive (loss) income, net of tax	—	—	—	—	(10)	5	(2)	(7)	(7)
Stock-based compensation activity, net	0.2	—	15	—	—	—	—	—	15
September 30, 2025	496.8	$—	$8,854	$(1,906)	$(18)	$(240)	$59	$(199)	$6,749

December 31, 2025	497.0	$—	$8,870	$(2,182)	$(12)	$(219)	$90	$(141)	$6,547
Net income	—	—	—	57	—	—	—	—	57
Other comprehensive (loss) income, net of tax	—	—	—	—	12	(99)	(5)	(92)	(92)
Stock-based compensation activity, net	2.4	—	(12)	—	—	—	—	—	(12)
March 31, 2026	499.4	—	8,858	(2,125)	—	(318)	85	(233)	6,500
Net income	—	—	—	54	—	—	—	—	54
Other comprehensive income (loss), net of tax	—	—	—	—	14	2	(2)	14	14
Stock-based compensation activity, net	0.1	—	20	—	—	—	—	—	20
June 30, 2026	499.5	—	8,878	(2,071)	14	(316)	83	(219)	6,588
Net income	—	—	—	18	—	—	—	—	18
Other comprehensive income (loss), net of tax	—	—	—	—	31	(25)	(4)	2	2
Stock-based compensation activity, net	0.2	—	20	—	—	—	—	—	20
September 30, 2026	499.7	$—	$8,898	$(2,053)	$45	$(341)	$79	$(217)	$6,628

See accompanying notes to condensed consolidated financial statements.

2026 Q3 Form 10-Q | 7

Elanco Animal Health Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$129	$44
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	520	506
Stock-based compensation expense	61	52
Asset impairment and write-down charges	3	24
Sold portion of royalty and milestone revenue	(39)	(10)
Interest on liability for sale of future revenue	44	20
Changes in operating assets and liabilities, net of acquisitions and divestitures	(270)	(126)
Other non-cash operating activities, net	58	(58)
Net Cash Provided by Operating Activities	506	452
Cash Flows from Investing Activities
Net purchases of property and equipment and software	(144)	(214)
Cash paid for acquisitions, net of cash acquired	(76)	—
Proceeds from divestitures	—	9
Other investing activities, net	(12)	(10)
Net Cash Used for Investing Activities	(232)	(215)
Cash Flows from Financing Activities
Proceeds from Revolving Credit Facility	—	125
Repayments of Revolving Credit Facility	—	(125)
Proceeds from Securitization Facility	50	125
Repayments of Securitization Facility	(50)	(125)
Repayments of long-term borrowings	(304)	(562)
Proceeds from sale of future revenue, net of transaction costs	—	290
Shares repurchased for employee tax withholdings	(36)	(14)
Other financing activities, net	(15)	29
Net Cash Used for Financing Activities	(355)	(257)
Effect of exchange rate changes on cash and cash equivalents	1	57
Net (decrease) increase in cash and cash equivalents	(80)	37
Cash and cash equivalents – beginning of period	545	468
Cash and cash equivalents – end of period	$465	$505

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for finance lease liability	$—	$226
Consideration to be transferred in a business combination	$165	$—

See accompanying notes to condensed consolidated financial statements.

2026 Q3 Form 10-Q | 8

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

Note 3. Revenue
The following table summarizes the activity in our global sales rebates and discounts liability:

	Nine Months Ended September 30,
	2026	2025
Beginning balance	$416	$332
Reduction of revenue	871	717
Payments	(840)	(687)
Foreign currency translation adjustments	(4)	14
Ending balance	$443	$376
Adjustments to revenue recognized as a result of changes in estimates during the nine months ended September 30, 2026 and 2025, for product shipped in previous periods were not material. Actual global product returns were approximately 1% of net revenue for the nine months ended September 30, 2026 and 2025.

2026 Q3 Form 10-Q | 9

Disaggregation of Revenue
The following table summarizes our revenue disaggregated by product category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Pet Health	$608	$533	$2,036	$1,811
Farm Animal:
Cattle	339	289	968	829
Poultry	201	217	654	621
Swine	91	87	284	272
Total Farm Animal	631	593	1,906	1,722
Contract Manufacturing and Other (1)	26	11	62	38
Revenue	$1,265	$1,137	$4,004	$3,571
(1)Represents royalty revenue, sales-based milestones and revenue from arrangements in which we manufacture products on behalf of a third party. Royalty revenue and sales-based milestones sold to a third party in May 2025 totaled $21 million and $6 million for the three months ended September 30, 2026 and 2025, respectively, and $39 million and $10 million for the nine months ended September 30, 2026 and 2025, respectively. While we are no longer entitled to these royalties and sales-based milestones, we are required under GAAP to continue recognizing them as revenue. See Note 10. Liability for Sale of Future Revenue for additional information.
The following table summarizes our revenue disaggregated by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$613	$547	$1,881	$1,694
International	652	590	2,123	1,877
Revenue	$1,265	$1,137	$4,004	$3,571
We have a single customer that accounted for approximately 13% and 12% of revenue for the nine months ended September 30, 2026 and 2025, respectively. Product sales with this customer resulted in accounts receivable of $133 million and $107 million at September 30, 2026 and December 31, 2025, respectively.

Note 4. Acquisitions and Divestitures
Acquisitions
AHV International: On April 30, 2026, we completed the acquisition of 100% of the outstanding equity interests of AHV International B.V. (AHV), along with selected assets of AHV's affiliates necessary for the ongoing operations of the business, for total estimated purchase consideration of $241 million. AHV is an innovative, farm animal health company incorporated in the Netherlands focused on solutions to improve animal welfare and productivity, while reducing the need for antibiotics. The acquisition of AHV is expected to accelerate our strategy to grow our industry leadership in farm animal products, particularly for cattle, by expanding our product portfolio, primarily throughout Europe and the U.S.
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
The composition of the purchase price was as follows:

Cash consideration paid upon closing	$76
Deferred cash consideration due through 2030 (1)	97
Fair value of contingent consideration	68
Total purchase consideration	$241
(1)Approximately $60 million and $20 million of the deferred cash consideration due through 2030 is payable in January 2027 and January 2028, respectively.
Contingent consideration for this acquisition includes up to $140 million of payments due upon the achievement of significant performance-based and time-limited milestones through 2032. The initial fair value of the contingent consideration liability of $68 million was estimated using a Monte Carlo simulation model, which represents a Level 3 measurement under the fair value measurement hierarchy (see Note 9. Fair Value for further information).

2026 Q3 Form 10-Q | 10

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

Inventories	$3
Prepaid expenses and other	10
Property and equipment, net	2
Finite-lived intangible assets	139
Total identifiable assets acquired	154

Accounts payable	3
Other current liabilities	9
Deferred tax liability	36
Total liabilities assumed	48

Total identifiable net assets acquired	106
Goodwill	135
Total consideration transferred	$241

The acquired finite-lived intangible assets primarily consisted of customer relationships ($79 million), marketed products ($49 million) and trade names ($10 million), which are being amortized over a weighted-average useful life of approximately 11 years on a straight-line basis. Goodwill recognized in connection with this transaction represents the value of an expanded customer base, new product offerings and expected synergies. We expect that the majority of goodwill associated with this acquisition is not deductible for local tax purposes. The results of operations for AHV have been included in the condensed consolidated financial statements since the date of acquisition. Revenues attributable to AHV during the nine months ended September 30, 2026, were approximately $22 million.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Asset impairments (1)	$—	$24	$3	$24
Restructuring charges:
Cash-based severance and other	1	—	3	1
Non-cash charges (2)	—	—	15	—
Acquisition and divestiture-related charges	2	1	5	2
Other items (3)	—	—	2	8
Total expense	$3	$25	$28	$35
(1)Asset impairments in 2025 primarily related to two early-stage capital projects that we indefinitely suspended during the three months ended September 30, 2025 ($16 million).
(2)Non-cash charges in 2026 related to $15 million of non-cash shut-down costs for the animal studies portion of our R&D facilities in Monheim, Germany, recorded in the first quarter of 2026.
(3)Other items in 2025 primarily related to upfront payments made in relation to new licensing arrangements.

2026 Q3 Form 10-Q | 11

The following table summarizes the activity in our reserves established in connection with restructuring activities:

Balance at December 31, 2025	$124
Charges	3
Cash paid and other (1)	(58)
Balance at September 30, 2026	$69
(1)Includes foreign currency translation adjustments.
The timing of payment of restructuring reserve obligations varies due to country-specific negotiations and regulations. As of September 30, 2026, approximately $67 million of our restructuring reserve was classified within other current liabilities on our condensed consolidated balance sheet, with the remainder classified within other noncurrent liabilities.

Note 6. Inventories
Inventories consisted of the following:

	September 30, 2026	December 31, 2025
Finished products	$952	$871
Work in process	816	837
Raw materials and supplies	124	104
Total	1,892	1,812
Decrease to LIFO cost	(74)	(75)
Inventories	$1,818	$1,737

Note 7. Debt and Finance Lease Liability
Our long-term debt and finance lease liability consisted of the following:

	September 30, 2026	December 31, 2025
Term Loan B due 2032	$892	$1,100
Euro Term Loan due 2029	371	470
Incremental Term Facility due 2028	335	339
Incremental Term Facility due 2029	169	171
Incremental Term Facility due 2031	318	321
Incremental Term Facility due 2032	535	539
Revolving Credit Facility (1)	—	—
Securitization Facility (2)	100	100
Senior Notes due 2028 (3)	750	750
Unamortized debt issuance costs	(21)	(28)
Total debt	3,449	3,762
Finance lease liability	258	255
	3,707	4,017
Less current portion of long-term debt and finance lease liability	74	74
Total long-term debt and finance lease liability	$3,633	$3,943
(1)Our Revolving Credit Facility provides up to $750 million in borrowing capacity, bears interest at Term SOFR plus a spread dependent on our Net Total Leverage Ratio, as defined within the agreement, which was 1.50% at September 30, 2026, and matures in July 2029.
(2)Our Securitization Facility is secured and collateralized by our U.S. Net Eligible Receivables Balance, bears interest at Term SOFR plus 1.25% and matures in June 2028. Our borrowing capacity under our Securitization Facility is subject to monthly fluctuation based on the level of our borrowing base as reported to the lender. During the nine months ended September 30, 2026, we borrowed $50 million on our Securitization Facility for general corporate purposes and to complete the acquisition of AHV (see Note 4. Acquisitions and Divestitures), which we subsequently repaid during the second quarter of 2026.
(3)Our Senior Notes due 2028 are subject to interest rate adjustments based on credit rating agency actions. A rating upgrade in the fourth quarter of 2025 reduced the applicable interest rate, and as of September 30, 2026, these notes bear interest at a rate of 6.40%.
As of September 30, 2026, approximately 60% of our long-term indebtedness, excluding our finance lease liability, bore interest at a fixed rate, including variable-rate debt converted to fixed-rate through the use of interest rate swaps (see Note 8. Financial Instruments for additional information). We were in compliance with all of our debt covenants as of September 30, 2026.

2026 Q3 Form 10-Q | 12

Note 8. Financial Instruments
To manage our exposure to market risks, such as changes in foreign currency exchange rates and variable interest rates, we have entered into various derivative transactions. We do not offset derivative assets and liabilities on our condensed consolidated balance sheets. Our outstanding positions are discussed below.
Derivatives Not Designated as Hedges
We may enter into foreign currency exchange forward or option contracts to reduce the effects of fluctuating foreign currency exchange rates. As of September 30, 2026 and December 31, 2025, we had outstanding foreign currency exchange contracts with aggregate notional amounts of $1,137 million and $1,090 million, respectively. The amounts of net gains on derivative instruments not designated as hedging instruments, recorded in other (income) expense, net were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Foreign exchange forward contracts (1)	$23	$2	$39	$26
(1)These amounts were substantially offset in other (income) expense, net by the effect of changing exchange rates on the underlying foreign currency exposures.
Derivatives Designated as Hedges – Net investment hedges
At September 30, 2026 and December 31, 2025, we had a series of cross-currency fixed interest rate swaps to help mitigate the impact of foreign currency fluctuations on our operations in Switzerland with a combined 1,000 million CHF notional amount with tenors from 2026 to 2031. These instruments were determined to be, and were designated as, effective economic hedges of net investments in our CHF denominated net assets. In October 2026, we settled 100 million CHF notional amount and extended the maturity of 700 million CHF notional amount by replacing them with new fixed-to-fixed cross-currency swaps with tenors maturing from 2029 to 2031.
The amounts of gains (losses) on net investment hedges, net of tax, recorded in accumulated other comprehensive loss were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cross-currency fixed interest rate swaps	$31	$7	$51	$(150)
During the nine months ended September 30, 2026 and 2025, these instruments also generated $33 million and $34 million of interest income, respectively, which was included as a contra interest expense, net of capitalized interest in our condensed consolidated statements of operations.
Derivatives Designated as Hedges – Interest rate swaps
As of September 30, 2026 and December 31, 2025, we had outstanding interest rate swap agreements with aggregate notional amounts of $1,450 million and $2,300 million, respectively. The swaps outstanding as of December 31, 2025 matured in August 2026, at which time our forward-starting interest rate swap agreements became effective. The outstanding swaps as of September 30, 2026, have scheduled maturities ranging between 2027 and 2031.
The amounts of gains (losses) on interest rate swaps, net of tax, recorded in accumulated other comprehensive loss were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest rate swaps	$30	$1	$45	$(20)
The amounts of (losses) gains reclassified out of accumulated other comprehensive loss and recognized into earnings through interest expense, net of capitalized interest were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest rate swaps	$(1)	$11	$(12)	$35
Over the next 12 months, we expect to reclassify a gain of $13 million out of accumulated other comprehensive loss and into interest expense, net of capitalized interest related to our interest rate swaps, although the actual amounts reclassified may vary as a result of future changes in market conditions.
As of September 30, 2026, when factoring in the impact from our interest rate swaps, the weighted-average effective interest rate on our outstanding indebtedness, excluding our finance lease liability, was 5.26%.

2026 Q3 Form 10-Q | 13

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
The following table summarizes the fair value information at September 30, 2026 and December 31, 2025, for assets and liabilities measured at fair value on a recurring basis in the respective balance sheet line items, as well as long-term debt, excluding our finance lease liability, for which fair value is disclosed on a recurring basis:

		Fair Value Measurements Using
Financial statement line item	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2026
Recurring fair value measurements
Prepaid expenses and other - derivative instruments	$37	$—	$37	$—	$37
Other noncurrent assets - derivative instruments	45	—	45	—	45
Other current liabilities - derivative instruments	(96)	—	(96)	—	(96)
Other current liabilities - contingent consideration	(38)	—	—	(38)	(38)
Other noncurrent liabilities - derivative instruments	(29)	—	(29)	—	(29)
Other noncurrent liabilities - contingent consideration	(49)	—	—	(49)	(49)
Financial instruments not carried at fair value
Long-term debt, excluding finance lease liability	(3,470)	—	(3,475)	—	(3,475)

December 31, 2025
Recurring fair value measurements
Prepaid expenses and other - derivative instruments	$20	$—	$20	$—	$20
Other current liabilities - derivative instruments	(111)	—	(111)	—	(111)
Other current liabilities - contingent consideration	(29)	—	—	(29)	(29)
Other noncurrent liabilities - derivative instruments	(73)	—	(73)	—	(73)
Financial instruments not carried at fair value
Long-term debt, excluding finance lease liability	(3,790)	—	(3,809)	—	(3,809)
Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities at the time of purchase of three months or less. The carrying values of cash and cash equivalents, accounts and other receivables, accounts payable and other current liabilities are reasonable estimates of their fair values due to the short-term nature of these assets and liabilities.
As of September 30, 2026, liabilities measured using Level 3 inputs consisted of contingent consideration liabilities resulting from our acquisitions of AHV and NutriQuest, LLC. At September 30, 2026, the contingent consideration liability related to our acquisition of AHV was approximately $68 million (see Note 4. Acquisitions and Divestitures for further information) and approximately $19 million related to our past acquisition of NutriQuest, LLC (also included in December 31, 2025). Payment of the contingent consideration is subject to the achievement of specified development, geographic, and net sales milestones, as set forth in the respective purchase agreements. The fair values of these liabilities were estimated using Monte Carlo simulation models, consisting of inputs not observable in the market, including estimates relating to revenue projections, discount rates, and volatility.

2026 Q3 Form 10-Q | 14

We also had investments without readily determinable fair values which were classified as other noncurrent assets on our condensed consolidated balance sheets totaling $13 million and $15 million as of September 30, 2026, and December 31, 2025, respectively. These investments are not recorded at fair value on a recurring basis, and as such, are not included in the fair value table above.

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
The following table summarizes the activity related to our liability for sale of future revenue:

	Nine Months Ended September 30,
	2026	2025
Beginning balance	$304	$—
Proceeds from sale of future revenue	—	295
Deferred transaction costs	—	(5)
Royalty and milestone revenue	(39)	(10)
Imputed interest expense	44	20
Ending balance	$309	$300

Effective interest rate	18.4%	16.2%

Note 11. Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income tax expense (benefit)	$6	$(16)	$38	$(9)
Effective tax rate	25.7%	30.9%	22.8%	(24.5)%

For the three and nine months ended September 30, 2026, we recognized income tax expense of $6 million and $38 million, respectively. For the three months ended September 30, 2026, our effective tax rate of 25.7% differed from the statutory income tax rate primarily due to the tax impact from the jurisdictional mix of projected earnings. For the nine months ended September 30, 2026, our effective tax rate of 22.8% differed from the statutory income tax rate primarily due to the tax impact from the jurisdictional mix of projected earnings as well as the utilization of net operating losses and a valuation allowance release in the U.S.
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

2026 Q3 Form 10-Q | 15

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

Note 12. Commitments and Contingencies
Legal Matters
We are party to various legal actions that oftentimes arise in the normal course of business. The most significant of these matters are described below. Under GAAP, loss contingency provisions are recorded when we deem it probable that we will incur a loss and are able to formulate a reasonable estimate of that loss. For the legal matters discussed below, we either believe material loss is not probable or are unable to reasonably estimate the possible loss or range of loss, if any. The process of resolving these matters is inherently uncertain and may develop over an extended period of time; therefore, at this time, the ultimate resolutions cannot be predicted. As of September 30, 2026 and December 31, 2025, we had no material liabilities established related to the legal matters discussed below.
On October 7, 2024, a putative securities class action lawsuit captioned Joseph Barpar v. Elanco Animal Health Inc., et al. (Barpar) was filed in the U.S. District Court for the District of Maryland against Elanco and two of its executives. Barpar alleged claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the Exchange Act) and specifically alleged that Elanco and the two executives made materially false and/or misleading statements and/or failed to disclose certain facts about the safety of and labeling for our Zenrelia® product, as well as the approval and launch timelines for Zenrelia and our Credelio Quattro™ product. The plaintiff purported to represent purchasers of Elanco securities between November 7, 2023 and June 26, 2024. On March 21, 2025, plaintiff filed an amended complaint that extended the time period for which the plaintiff purported to represent purchasers of Elanco securities to between May 9, 2023 and June 26, 2024. The amended complaint also removed allegations concerning the approval and launch timelines for our Credelio Quattro product. On May 20, 2025, we filed a motion to dismiss this case, and on March 26, 2026, the court granted our motion to dismiss the amended complaint in its entirety with prejudice and entered judgment in our favor. The plaintiff has appealed this decision to the U.S. Court of Appeals for the Fourth Circuit, and the appeal is currently pending.
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
On May 20, 2020, a shareholder class action lawsuit captioned Hunter v. Elanco Animal Health Inc., et al. was filed in the U.S. District Court for the Southern District of Indiana against Elanco and certain executives. On September 3, 2020, the court appointed a lead plaintiff, and on November 9, 2020, the lead plaintiff filed an amended complaint

2026 Q3 Form 10-Q | 16

adding additional claims against Elanco, certain executives and other individuals. The lawsuit alleged, in part, that Elanco and certain of its executives made materially false and/or misleading statements and/or failed to disclose certain facts about Elanco’s supply chain, inventory, revenue and projections. The lawsuit sought unspecified monetary damages and purports to represent purchasers of Elanco securities between September 30, 2018 and May 6, 2020, and purchasers of Elanco common stock issued in connection with Elanco's acquisition of Aratana Therapeutics, Inc. On January 13, 2021, we filed a motion to dismiss, and on August 17, 2022, the Court issued an order granting our motion to dismiss the case without prejudice. On October 14, 2022, the plaintiffs filed a motion for leave to amend the complaint. On December 7, 2022, we filed an opposition to the plaintiffs' motion, and on September 27, 2023, the court denied the plaintiffs' motion for leave, issuing final judgment in favor of Elanco. On October 25, 2023, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit, which was affirmed on August 14, 2026. On August 28, 2026, the plaintiffs filed a petition for rehearing and rehearing en banc, which the Seventh Circuit denied on September 14, 2026. We intend to continue to vigorously defend our position.
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
Following the initial Tevra trial, three additional matters were filed against us, both in the Northern District of California and in the Southern District of Indiana, most recently in January 2025: Tracy Spradlin v. Elanco Animal Health, Inc. (Spradlin), Tevra Brands, LLC v. Elanco Animal Health, Inc. (Tevra v. Elanco), and Susan Kraus-Silfen v. Elanco Animal Health, Inc. et. al. (Kraus-Silfen). While there are substantive and statutory differences, the allegations underpinning these matters are similar in some respects to the initial Tevra matter. Spradlin and Kraus-Silfen are putative class actions, and all three of these additional matters seek injunctive relief and an unspecified amount of monetary relief. On March 31, 2025, our motion to dismiss Tevra v. Elanco was granted by the court without prejudice to plaintiff's right to file an amended claim. Thereafter, Tevra voluntarily moved to dismiss its complaint with prejudice, which motion was granted on October 13, 2026. On February 18, 2026, we reached a settlement in principle with the Kraus-Silfen and Spradlin plaintiffs, including the potential payment by Elanco of a non-material amount. Related to this settlement, the parties' unopposed motion for preliminary class approval was granted on September 17, 2026. This proposed settlement does not constitute an admission of liability.

2026 Q3 Form 10-Q | 17

Note 13. Earnings Per Share
We compute basic earnings (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding for the reporting period. Elanco has variable common stock equivalents relating to certain equity awards in stock-based compensation arrangements. Diluted earnings (loss) per share reflects the potential dilution that could have occurred if holders of the unvested equity awards converted their holdings into common stock. The weighted-average number of potentially dilutive shares outstanding was calculated using the treasury stock method. Potential common shares that would have had the effect of increasing diluted earnings per share (or reducing loss per share) were considered to be anti-dilutive and as such, these shares were not included in the calculation of diluted earnings (loss) per share.
Basic and diluted weighted-average shares outstanding were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic weighted-average common shares outstanding	499.7	496.8	498.9	496.2
Assumed conversion of dilutive common stock equivalents (1)	6.8	—	7.1	5.0
Diluted weighted-average shares outstanding	506.5	496.8	506.0	501.2
(1)For the three months ended September 30, 2026 and 2025, approximately 1.4 million and 8.1 million, respectively, of potential common shares were excluded from the calculation of diluted weighted-average shares outstanding because their effect was anti-dilutive. For the nine months ended September 30, 2026 and 2025, approximately 1.3 million and 2.4 million, respectively, of potential common shares were excluded from the calculation of diluted weighted-average shares outstanding because their effect was anti-dilutive.

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

2026 Q3 Form 10-Q | 18

Significant segment expenses are amounts that are regularly provided to our CEO and included in consolidated net income (loss), our primary measure of our single segment’s profit or loss. Our CEO regularly reviews reported consolidated revenue, gross profit, other significant segment expenses and consolidated net income (loss), in addition to forecasted revenue, significant segment expenses and net income (loss) amounts for future periods. A summary of our consolidated net income for the three and nine months ended September 30, 2026 and 2025, is as follows, including the significant segment expenses provided to and regularly reviewed by our CEO, as well as other expenses, which are included in consolidated net income, but are not regularly provided to and/or reviewed by our CEO:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$1,265	$1,137	$4,004	$3,571
Cost of sales	545	530	1,701	1,567
Gross profit	720	607	2,303	2,004

Other significant segment expenses:
Research and development	99	89	288	275
Marketing and selling	259	220	825	717
General and administrative	134	131	398	375
Interest expense, net of capitalized interest	59	52	175	140
Other (income) expense, net	(2)	—	1	23
Income tax expense (benefit)	6	(16)	38	(9)
Total other significant segment expenses	555	476	1,725	1,521
Other expenses (1)	147	165	449	439
Net income (loss)	$18	$(34)	$129	$44
(1)Other expenses include amortization of intangible assets and asset impairment, restructuring and other special charges.
Depreciation expense related to property and equipment and amortization expense related to software for the three and nine months ended September 30, 2026 and 2025, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation expense	$27	$28	$81	$77
Amortization of software	6	8	18	25
Given our single reporting segment structure, we manage our assets on a total company basis. Cash paid for acquisitions, intangible assets and property and equipment and software, and cash proceeds from divestitures, are all summarized in the Investing Activities section of our condensed consolidated statements of cash flows.

2026 Q3 Form 10-Q | 19

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
Credelio Quattro: In October 2024, we received final approval from the FDA for Credelio Quattro®, a monthly chewable tablet for dogs that protects against fleas, ticks, heartworms, roundworms, hookworms and three different species of tapeworms. Credelio Quattro was launched in January 2025 and in December 2025 we also received conditional approval for treatment of the New World screwworm. Credelio Quattro was launched in Australia, Canada and Japan during the second quarter of 2026. Additional submissions have been made in other key markets, including the EU and the U.K.
Befrena: In December 2025, we received final approval from the USDA for Befrena®, a new anti-IL31 monoclonal antibody injection targeting canine allergic and atopic dermatitis. We continue the phased launch of Befrena, which was initiated during the second quarter of 2026.

2026 Q3 Form 10-Q | 20

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
In connection with the 2025 Restructuring Plan, we incurred charges of $155 million in the fourth quarter of 2025. Expected pre-tax charges associated with the 2025 Restructuring Plan total $25 million to $30 million in 2026, of which $18 million was incurred during the nine months ended September 30, 2026, primarily related to the remaining shut-down costs for our Monheim, Germany, facility. The 2025 Restructuring Plan is expected to result in savings of approximately $25 million in 2026 and approximately $60 million in 2027.
Trade Environment and Other U.S. Government Initiatives: Changes to U.S. trade policy continued throughout the first nine months of 2026. On February 20, 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (IEEPA) does not provide authority for the President to impose tariffs. Subsequently, new tariffs were imposed under Section 122 of the Trade Act of 1974; however, these Section 122 tariffs expired on July 24, 2026. Following this expiration, the U.S. government implemented new tariffs under Section 301 of the Trade Act of 1974, which specifically target products associated with forced labor concerns.
On April 2, 2026, the President issued a proclamation under Section 232 of the Trade Expansion Act of 1962 imposing tariffs on certain imported patented pharmaceuticals and active pharmaceutical ingredients. While these tariffs target certain patented pharmaceutical products, the proclamation and subsequent regulatory guidance include significant carve-outs, including for certain animal-health pharmaceutical products. To date, neither these measures nor recent Section 301 tariff announcements have had a material impact on our operations. We continue to monitor ongoing trade developments.
While the ultimate financial impact of these and other decisions cannot be reasonably estimated at this time, we will continue to closely monitor the trade policies in countries in which we operate and/or from which we import products and continue to take actions, where possible, to mitigate the impacts on our business.
As disclosed in Item 1A, "Risk Factors – Tariffs, trade protection measures or other modifications of foreign trade policy may harm us or our customers", of our 2025 Form 10-K, our business is subject to risks related to, among other factors, tariffs, trade and monetary policies and economic conditions and events. We do not believe the previously enacted tariffs had a material impact on our results of operations for the nine months ended September 30, 2026. However, while animal-health pharmaceutical products are largely exempt from the U.S. tariffs imposed to date, it remains uncertain if this will continue to be the case, and pharmaceutical products are not exempt from all tariffs imposed outside of the U.S. Following the February 2026 U.S. Supreme Court ruling, we filed for refunds of certain IEEPA tariffs previously paid. While the timing and extent of any recoveries remain uncertain, we do not believe the impact of these potential refunds will be material to our business or financial statements.
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
Acquisition and Integration: On April 30, 2026, we completed the acquisition of AHV, along with selected assets of AHV's affiliates necessary for the ongoing operations of the business. AHV is an innovative, farm animal health company incorporated in the Netherlands focused on solutions to improve animal welfare and productivity, while reducing the need for antibiotics. The acquisition of AHV is expected to accelerate our strategy to grow our industry

2026 Q3 Form 10-Q | 21

leadership in farm animal products, particularly for cattle, by expanding our product portfolio, primarily throughout Europe and the U.S. We expect AHV to contribute modestly to revenue in 2026, with a more meaningful impact beginning in 2027 as we integrate the business and realize commercial synergies. This transaction was funded utilizing cash on hand and by borrowing $50 million on our Securitization Facility, which was subsequently repaid during the second quarter of 2026. This acquisition is not expected to materially affect our deleveraging timeline or overall liquidity position.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2026	2025	% Change	2026	2025	% Change
Revenue	$1,265	$1,137	11%	$4,004	$3,571	12%
Cost of sales	545	530	3%	1,701	1,567	9%
Gross profit	720	607	19%	2,303	2,004	15%
Research and development	99	89	11%	288	275	5%
Marketing, selling and administrative	393	351	12%	1,223	1,092	12%
Amortization of intangible assets	144	140	3%	421	404	4%
Asset impairment, restructuring and other special charges	3	25	NM	28	35	(20)%
Interest expense, net of capitalized interest	59	52	13%	175	140	25%
Other (income) expense, net	(2)	—	NM	1	23	NM
Income (loss) before income taxes	24	(50)	NM	167	35	377%
Income tax expense (benefit)	6	(16)	NM	38	(9)	NM
Net income (loss)	$18	$(34)	NM	$129	$44	193%
Certain amounts and percentages may reflect rounding adjustments.
NM - Not meaningful

Revenue
Our products are sold in more than 90 countries, and as a result, a significant portion of our revenue is recorded in currencies other than the U.S. Dollar. Because of this, our revenue is influenced by changes in foreign currency exchange rates. During the nine months ended September 30, 2026 and 2025, approximately 52% and 51%, respectively, of our revenue was denominated in foreign currencies.
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

2026 Q3 Form 10-Q | 22

Our revenue by product category for the three and nine months ended September 30, 2026 and 2025, was as follows:

	Three Months Ended September 30,
	Revenue		% of Total Revenue
(Dollars in millions)	2026	2025	2026	2025	$ Change	% Change
Pet Health	$608	$533	48%	47%	$75	14%
Farm Animal	631	593	50%	52%	38	6%
Contract Manufacturing and Other (1)	26	11	2%	1%	15	136%
Total	$1,265	$1,137	100%	100%	$128	11%

	Nine Months Ended September 30,
	Revenue		% of Total Revenue
(Dollars in millions)	2026	2025	2026	2025	$ Change	% Change
Pet Health	$2,036	$1,811	51%	51%	$225	12%
Farm Animal	1,906	1,722	48%	48%	184	11%
Contract Manufacturing and Other (1)	62	38	1%	1%	24	63%
Total	$4,004	$3,571	100%	100%	$433	12%
Note: Numbers may not add due to rounding.
(1)Represents royalty revenue, sales-based milestones and revenue from arrangements in which we manufacture products on behalf of a third party. Royalty revenue and sales-based milestones sold to a third party in May 2025 totaled $21 million and $6 million for the three months ended September 30, 2026 and 2025, respectively, and $39 million and $10 million for the nine months ended September 30, 2026 and 2025, respectively. While we are no longer entitled to these royalties and sales-based milestones, we are required under GAAP to continue recognizing them as revenue. See Note 10. Liability for Sale of Future Revenue for additional information.
The effects of price, foreign currency exchange rates and volume on changes in revenue for the three and nine months ended September 30, 2026, compared to three and nine months ended September 30, 2025, were as follows:
Three months ended September 30, 2026

(Dollars in millions)	Revenue	Price	FX Rate	Volume	Acquisition (1)	Total
Pet Health	$608	5%	—%	9%	—%	14%
Farm Animal	631	3%	—%	1%	2%	6%
Contract Manufacturing and Other	26					136%
Total	$1,265	4%	—%	5%	1%	11%
Nine months ended September 30, 2026

(Dollars in millions)	Revenue	Price	FX Rate	Volume	Acquisition (1)	Total
Pet Health	$2,036	3%	2%	7%	—%	12%
Farm Animal	1,906	3%	2%	5%	1%	11%
Contract Manufacturing and Other	62					63%
Total	$4,004	3%	2%	6%	1%	12%
Note: Numbers may not add due to rounding.
(1)Includes revenues contributed by the AHV business acquired on April 30, 2026. Revenues attributable to AHV during the nine months ended September 30, 2026, were approximately $22 million.
Pet health revenue increased $75 million, or 14%, for the three months ended September 30, 2026, compared to the same period in 2025, driven primarily by higher volumes and increased pricing. Higher volumes were primarily driven by Zenrelia, Credelio Quattro and AdTab, partially offset by smaller declines in certain legacy parasiticide products. A portion of the higher volumes were attributable to adoption of Zenrelia and Credelio Quattro by new customers.
Pet health revenue increased $225 million, or 12%, for the nine months ended September 30, 2026, compared to the same period in 2025, primarily driven by higher volumes, increased pricing and the impacts from foreign currency exchange rate movements. Higher volumes were primarily driven by Zenrelia, Credelio Quattro and AdTab. A portion of the higher volumes were attributable to adoption of Zenrelia and Credelio Quattro by new customers.

2026 Q3 Form 10-Q | 23

Farm animal revenue increased $38 million, or 6%, for the three months ended September 30, 2026, compared to the same period in 2025, driven by increased pricing and higher volumes in ruminants, partially offset by decreased poultry volumes. The increase in ruminant volumes was primarily driven by Rumensin, which was impacted by certain customer buying patterns, and contributions from the acquisition of AHV.
Farm animal revenue increased $184 million, or 11%, for the nine months ended September 30, 2026, compared to the same period in 2025, driven primarily by increased volumes in ruminants and poultry, increased pricing and the impacts from foreign currency exchange rate movements. Higher volumes in ruminants were primarily led by Rumensin.
Contract manufacturing and other revenue increased $15 million and $24 million for the three and nine months ended September 30, 2026, respectively, compared to the same period in 2025. The increases were driven primarily by higher royalties and a $10 million sales-based milestone recognized during the three months ended September 30, 2026. No such sales-based milestone was recognized in the comparative periods.
Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2026	2025	% Change	2026	2025	% Change
Gross profit	$720	$607	19%	$2,303	$2,004	15%
Gross margin %	56.9%	53.4%		57.5%	56.1%
Gross profit increased $113 million and $299 million for the three and nine months ended September 30, 2026, respectively, corresponding to increased revenues. Gross margin percentage (gross profit as a percentage of total revenue) increased compared to the three months ended September 30, 2025, driven primarily by favorable pricing and product mix.
Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2026	2025	% Change	2026	2025	% Change
Research and development	$99	$89	11%	$288	$275	5%
% of revenue	8%	8%		7%	8%
Research and development expenses increased $10 million and $13 million for the three and nine months ended September 30, 2026, as compared to the same period in the prior year. The increases were primarily driven by increased spending on global research and development projects and foreign currency exchange rate movements.
Marketing, Selling and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2026	2025	% Change	2026	2025	% Change
Marketing, selling and administrative	$393	$351	12%	$1,223	$1,092	12%
% of revenue	31%	31%		31%	31%
Marketing, selling and administrative expenses increased $42 million and $131 million for the three and nine months ended September 30, 2026, as compared to the same period in the prior year. The increases were driven by higher compensation expense, strategic investments in the global launches of new products and foreign currency exchange rate movements, partially offset by decreases in certain general and administrative expenses.
Amortization of Intangible Assets

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2026	2025	% Change	2026	2025	% Change
Amortization of intangible assets	$144	$140	3%	$421	$404	4%
Amortization of intangible assets increased $4 million and $17 million for the three and nine months ended September 30, 2026, as compared to the same period in the prior year. The increases were primarily driven by changes in foreign currency exchange rates and amortization of finite-lived intangibles recognized as part of the acquisition of AHV not included in the comparative period (see Note 4. Acquisitions and Divestitures for further information).

2026 Q3 Form 10-Q | 24

Asset Impairment, Restructuring and Other Special Charges

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2026	2025	% Change	2026	2025	% Change
Asset impairment, restructuring and other special charges	$3	$25	NM	$28	$35	(20)%
Asset impairment, restructuring and other special charges decreased $22 million and $7 million for the three and nine months ended September 30, 2026, respectively, as compared to the same period in the prior year. Asset impairment, restructuring and other special charges during the nine months ended September 30, 2026, included $18 million of charges related to the 2025 Restructuring Plan ($15 million of which was non-cash shut-down costs for the animal studies portion of our R&D facilities in Monheim, Germany) and $5 million of costs associated with our acquisition of AHV. Amounts recorded to asset impairment, restructuring and other special charges during the three and nine months ended September 30, 2025, included asset impairments of $24 million, primarily comprised of $16 million related to two early-stage capital projects that we indefinitely suspended during the third quarter of 2025. Additional amounts recorded primarily consisted of upfront payments made during the first quarter of 2025 in relation to new licensing arrangements.
Interest Expense, Net of Capitalized Interest

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2026	2025	% Change	2026	2025	% Change
Interest expense, net of capitalized interest	$59	$52	13%	$175	$140	25%
Interest expense, net of capitalized interest increased $7 million and $35 million for the three and nine months ended September 30, 2026, respectively, as compared to the same period in the prior year. These increases were principally due to increased imputed interest on our liability for the sale of future revenue of $3 million and $24 million for the three and nine months ended September 30, 2026, respectively (see Note 10. Liability for Sale of Future Revenue for further information). The remaining increase during the nine months ended September 30, 2026, was due to interest expense related to our corporate headquarters finance lease (which commenced in June 2025), partially offset by lower average outstanding debt balances.
Other (Income) Expense, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2026	2025	% Change	2026	2025	% Change
Other (income) expense, net	$(2)	$—	NM	$1	$23	NM
Other income, net for the three months ended September 30, 2026, primarily consisted of foreign currency exchange gains. Other expense, net for the nine months ended September 30, 2026, primarily consisted of currency translation losses reclassified from accumulated other comprehensive loss to the condensed consolidated statements of operations in conjunction with the substantial liquidation of dormant legal entity, a litigation settlement and mark-to-market adjustments on equity investments, partially offset by foreign currency exchange gains. Other expense, net for the nine months ended September 30, 2025, primarily consisted of foreign currency exchange losses.
Income Tax Expense (Benefit)

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2026	2025	% Change	2026	2025	% Change
Income tax expense (benefit)	$6	$(16)	NM	$38	$(9)	NM
Effective tax rate	25.7%	30.9%		22.8%	(24.5)%
We recognized income tax expense of $6 million and income tax benefit of $16 million for the three months ended September 30, 2026 and 2025, respectively. Our effective tax rate of 25.7% for the three months ended September 30, 2026, differed from the statutory income tax rate primarily due to the tax impact from the jurisdictional mix of projected earnings. Our effective tax rate of 30.9% for the three months ended September 30, 2025, differed from the statutory income tax rate primarily due to the tax impact from the jurisdictional mix of income and losses in non-U.S. jurisdictions. We also recognized a tax benefit of $16 million related to the remeasurement of certain deferred tax positions due to a foreign tax rate change during the three months ended September 30, 2025.

2026 Q3 Form 10-Q | 25

We recognized income tax expense of $38 million and income tax benefit of $9 million for the nine months ended September 30, 2026 and 2025, respectively. Our effective tax rate of 22.8% for the nine months ended September 30, 2026, differed from the statutory income tax rate primarily due to the tax impact from the jurisdictional mix of projected earnings as well as the utilization of net operating losses and a valuation allowance release in the U.S. Our effective tax rate of (24.5)% for the nine months ended September 30, 2025, differed from the statutory income tax rate primarily due to the tax benefit of $16 million related to the remeasurement of certain deferred tax positions during the three months ended September 30, 2025, as well as due to the jurisdictional mix of income and losses in non-U.S. jurisdictions.

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
We believe our primary sources of liquidity are sufficient to fund our short-term and long-term existing and planned capital requirements, which include working capital obligations, funding existing marketed and pipeline products, capital expenditures, business development in our targeted areas, short-term and long-term debt obligations, including both principal and interest payments, as well as interest rate swaps, lease payments, purchase obligations and costs associated with mergers, acquisitions, divestitures, business integrations and/or restructuring activities. As of September 30, 2026, we had cash and cash equivalents of $465 million and unused borrowing capacity on our Revolving Credit Facility of approximately $750 million. In addition, our Securitization Facility provides for additional borrowing capacity based on our U.S. Net Eligible Receivable Balances. As of September 30, 2026, we had approximately $170 million in undrawn borrowing capacity on this facility. We also have the ability to access capital markets to obtain debt financing for longer-term funding, if required. Further, we believe we have sufficient cash flow and liquidity to remain in compliance with our debt covenants.
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
Cash Flows
The following table provides a summary of cash flows from operating, investing and financing activities for the nine months ended September 30, 2026 and 2025:

(in millions)
Net cash provided by (used for):	2026	2025	$ Change
Operating activities	$506	$452	$54
Investing activities	(232)	(215)	(17)
Financing activities	(355)	(257)	(98)
Effect of exchange rate changes on cash and cash equivalents	1	57	(56)
Net (decrease) increase in cash and cash equivalents	$(80)	$37	$(117)
Operating activities
Cash provided by operating activities was $506 million for the nine months ended September 30, 2026, compared to cash provided by operating activities of $452 million for the nine months ended September 30, 2025. The $54 million increase in cash provided by operating activities was primarily driven by an increase in cash earnings and changes in working capital.
Investing activities
Cash used for investing activities was $232 million for the nine months ended September 30, 2026, compared to cash used for investing activities of $215 million for the nine months ended September 30, 2025. This increase was primarily driven by $76 million paid in April 2026 in relation to our acquisition of AHV (see Note 4. Acquisitions and Divestitures for further information), offset by an approximately $70 million decrease in purchases of property and equipment. This decrease relates to the timing of spending for the ongoing expansion of our monoclonal antibody manufacturing facility in Elwood, Kansas, which was completed in August 2026, as well as capital projects at our Fort Dodge, Iowa, and Huningue, France, manufacturing facilities.

2026 Q3 Form 10-Q | 26

Financing activities
Cash used for financing activities was $355 million for the nine months ended September 30, 2026, compared to cash used for financing activities of $257 million for the nine months ended September 30, 2025. Cash used for financing activities during the nine months ended September 30, 2026, included $304 million of early and scheduled repayments of long-term borrowings and $36 million of purchases of common stock for employee tax withholding obligations. Cash used for financing activities during the nine months ended September 30, 2025, included $562 million in scheduled and early repayments of long-term borrowings, partially enabled by net proceeds of $290 million from the sale of qualifying future royalties and sales milestone payments (see Note 10. Liability for Sale of Future Revenue for further information).
Description of Indebtedness
For a complete description of our existing debt and available credit facilities as of September 30, 2026 and December 31, 2025, see Note 7. Debt and Finance Lease Liability within Item 8, “Financial Statements and Supplementary Data,” of Part II of our 2025 Form 10-K. New developments are discussed in Note 7. Debt and Finance Lease Liability of this Form 10-Q.
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
While we believe our critical accounting estimates to be reasonable based on all relevant information available, given their inherent uncertainty, if our estimates and assumptions are not representative of actual outcomes, our results could be materially impacted. We regularly evaluate our estimates and assumptions and adjust them when facts and circumstances indicate the need for change, and such changes generally would be reflected in our condensed consolidated financial statements in the period they are determined. We apply estimation methodologies consistently from year to year. Our critical accounting estimates are summarized in Item 7, "Management's Discussion & Analysis of Results of Financial Condition and Results of Operations," of our 2025 Form 10-K. There were no significant changes or developments in the application of our critical accounting estimates during the nine months ended September 30, 2026.

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
Additionally, we generally identify hyperinflationary markets as those markets whose cumulative inflation rate over a three-year period exceeds 100%. We have applied hyperinflationary accounting for our subsidiary in Turkey since 2022 and, as a result, have changed the functional currency of this subsidiary to the U.S. dollar. During the nine months ended September 30, 2026, revenue in Turkey represented less than 1% of our consolidated revenue, while assets held in Turkey as of September 30, 2026, also represented less than 1% of our consolidated assets. While the application of hyperinflationary accounting did not have a material impact on our business during the nine months ended September 30, 2026, we may in the future incur significant currency devaluations, which could have a material adverse impact on our results of operations.
Interest Risk
As of September 30, 2026, we had outstanding interest rate swap agreements with a combined notional amount of $1,450 million that have the economic effect of modifying this amount of our variable-rate debt to fixed-rate. When including the variable-rate converted to fixed-rate through the use of interest rate swaps, as of September 30, 2026, approximately 60% of our long-term indebtedness, excluding our finance lease liability, bore interest at a fixed rate.

2026 Q3 Form 10-Q | 27

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
Our management, with the participation of Jeffrey N. Simmons, president and chief executive officer, and Robert M. VanHimbergen, executive vice president and chief financial officer, evaluated our disclosure controls and procedures as of September 30, 2026, and concluded they were effective.
(b)Changes in Internal Controls. During the third quarter of 2026, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

2026 Q3 Form 10-Q | 28

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(none)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(none)

ITEM 4. MINE SAFETY DISCLOSURES

(none)

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2026, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

2026 Q3 Form 10-Q | 29

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

2026 Q3 Form 10-Q | 30

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELANCO ANIMAL HEALTH INCORPORATED
(Registrant)

Date:	November 6, 2026	/s/ Jeffrey N. Simmons
Jeffrey N. Simmons
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2026	/s/ Robert M. VanHimbergen
Robert M. VanHimbergen
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

2026 Q3 Form 10-Q | 31